Form 10QSB
period 1996-03-31
TRANS ENERGY INC
filed 1996-06-03
CIK 919721

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1996

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

                      Commission File Number  0-23530

                            TRANS ENERGY, INC.
     (Exact name of small business issuer as specified in its charter)

            Nevada                              93-0997412
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

     210 Second Street, P.O. Box 393, St. Marys, West Virginia  26170
                 (Address of principal executive offices)

Registrant's telephone no., including area code:  (304)  684-7053

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                             Outstanding as of March 31, 1996

Common Stock, $.001 par value                           3,238,677


                             TABLE OF CONTENTS

Heading                                                      Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

       Consolidated Balance Sheets -- March 31, 1996
       and December 31, 1995 . . .                          2

       Consolidated Statements of Operations -- three
       months ended March 31, 1996 and 1995 . .  . . . .    4

       Consolidated Statements of Stockholders' Equity .    5

       Consolidated Statements of Cash Flows -- three
       months ended March 31, 1996 and 1995 . . . . . . . . 6

       Notes to Consolidated Financial Statements  . . .    8

Item 2.   Management's Discussion and Analysis and
          Results of Operations .                          21

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   23

Item 2.   Changes In Securities. . . . . . . . . . . . .   23

Item 3.   Defaults Upon Senior Securities. . . . . . . .   23

Item 4.   Submission of Matters to a Vote of
          Securities Holders.                              23

Item 5.   Other Information. . . . . . . . . . . . . . .   23

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   23

       SIGNATURES. . . . . . . . . . . . . . . . . . . .   24

                                  PART I

Item 1.   Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended March 31, 1996 and December 31, 1995, have been prepared by the Company.











                            TRANS ENERGY, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                   March 31, 1996 and December 31, 1995

                            TRANS ENERGY, INC.

                        Consolidated Balance Sheets


                                  ASSETS

                                              December 31,     March 31,
                                                  1995           1996
                                                              (Unaudited)
CURRENT ASSETS

 Cash                                        $      -        $    38,021
 Accounts receivable - trade (Note 1)            328,012         419,059
 Inventory (Note 1)                               15,956          40,761

   Total Current Assets                          343,968         497,841

FIXED ASSETS (Note 2)

 Land                                             35,000          35,000
 Building                                         65,000          65,000
 Vehicles                                        113,244         113,244
 Machinery and equipment                         588,493         611,225
 Pipeline                                      2,107,740       2,107,740
 Well equipment                                  290,972         290,972
 Wells                                         3,178,916       3,178,916
 Leasehold acreage                               263,500         263,500
 Accumulated depreciation                     (1,458,009)     (1,507,890)

   Total Fixed Assets                          5,184,856       5,157,707

OTHER ASSETS

 Deferred stock offering costs (Note 1)          275,000          75,000
 Goodwill, net (Note 1)                          728,013         688,450
 Deposits                                            355             491
 Bond (Note 4)                                    50,000          50,000
 Loan acquisition costs                           44,387          39,554
 Loan - related party (Note 6)                    14,899          15,337

   Total Other Assets                          1,112,654         868,832

   TOTAL ASSETS                              $ 6,641,478     $ 6,524,380

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheets


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                              December 31,       March 31,
                                                 1995              1996
                                                                (Unaudited)
CURRENT LIABILITIES

 Accounts payable - trade                     $   521,438       $   658,472
 Interest payable                                  58,981            45,624
 Accrued expenses                                  71,231            60,554
 Long-term debt - current portion (Note 3)        554,540           947,213

   Total Current Liabilities                    1,206,190         1,711,863

LONG-TERM LIABILITIES

 Loans payable - related parties (Note 6)         683,586           722,002
 Notes payable (Note 3)                         2,214,922         1,955,302

   Total Long-Term Liabilities                  2,898,508         2,677,304

   Total Liabilities                            4,104,698         4,389,167

MINORITY INTERESTS (Note 1)                        39,393            23,433

STOCKHOLDERS' EQUITY (Note 9)

 Common Stock:  30,000,000 shares authorized
  at $0.001 par value; 3,174,122 and 3,238,677
  shares issued and outstanding, respectively       3,174             3,239
 Capital in excess of par value                 4,012,702         3,886,637
 Accumulated deficit                           (1,518,489)       (1,778,096)

   Total Stockholders' Equity                   2,497,387         2,111,780

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 6,641,478       $6,524,380

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations

                                                   For the Three Months
                                                      Ended March 31,
                                                 1995                 1996
REVENUES                                      (Unaudited)         (Unaudited)

  Oil and gas sales                           $  573,213          $  781,132
  Other                                              347                -

    Total Revenues                               573,560             781,132

COSTS AND EXPENSES

  Cost of oil and gas                            396,632             657,639
  Salaries and wages                              92,792              40,821
  Depreciation and depletion                      31,336              94,278
  Selling, general and administrative             89,266             201,601

    Total Costs and Expenses                     610,026             994,339

     Net Income (Loss) from Operations           (36,466)           (213,207)

OTHER INCOME (EXPENSE)

  Interest                                       (34,837)            (62,360)

    Total Other Income (Expense)                 (34,837)            (62,360)

NET INCOME (LOSS) BEFORE INCOME
 TAXES AND MINORITY INTERESTS                    (71,303)           (275,567)

INCOME TAXES                                        -                   -

NET INCOME (LOSS) BEFORE MINORITY
 INTERESTS                                       (71,303)           (275,567)

MINORITY INTERESTS                               (13,425)             15,960

NET INCOME (LOSS)                           $    (84,728)         $ (259,607)

EARNINGS (LOSS) PER SHARE

PRIMARY                                     $      (0.03)         $    (0.08)

FULLY DILUTED                               $      (0.03)         $    (0.08)

                             TRANS ENERGY, INC.
              Consolidated Statements of Stockholders' Equity

                                                    Capital in
                                Common Shares       Excess of      Accumulated
                             Shares      Amount     Par Value         Deficit

Balance,
 December 31, 1994          3,024,122  $ 3,024     $ 3,612,852    $  (866,643)

Common stock issued for
 services at $0.75 per share  100,000      100          74,900            -

Common stock issued on
 conversion of debentures at
 $0.90 per share               50,000       50          44,950            -

Stock options issued for services  -         -         275,000            -

Common stock warrants issued
 (Note 8)                          -         -           5,000            -

Net loss for the year ended
 December 31, 1995                 -         -              -         (651,846)

Balance,
 December 31, 1995           3,174,122    3,174      4,012,702      (1,518,489)

Common stock issued
 for debenture                  55,555       56         49,944             -
  (Unaudited)

Common stock issued
 for services                    9,000        9         23,991             -
  (Unaudited)

Cancellation of stock options
 issued for services (Note 8)
 (Unaudited)                      -           -        200,000)            -

Net loss for the three months
 endedMarch 31, 1996 (Unaudited)  -           -           -           (259,607)

Balance, March 31, 1996
  (Unaudited)               3,238,677     $ 3,239   $3,886,637     $(1,778,096)

                              TRANS ENERGY, INC.
                    Consolidated Statements of Cash Flows

                                                       For the Three Months
                                                           Ended March 31,
                                                         1995          1996
CASH FLOWS FROM OPERATING ACTIVITIES:                (Unaudited)    (Unaudited)

  Net income (loss)                                  $  (84,728)   $  (259,607)
  Adjustments to Reconcile Net Income to Cash
   Provided by Operating Activities:
    Depreciation, depletion                              31,336         94,278
    Minority interest                                    13,425        (15,960)
    Common stock issued for services                     75,000         24,000
  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable             -           (91,047)
    Decrease (increase) in inventory                     44,202        (24,805)
    Decrease (increase) in deposits                        -              (136)
    Decrease (increase) in loan acquisition costs           463           -
    Increase (decrease) in accounts payable
      and accrued expenses                               16,994        126,357
    Increase (decrease) in interest payable                -           (13,357)

       Cash Provided (Used) by Operating Activities      96,692       (160,277)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for property and equipment                  -           (22,732)

       Cash Provided (Used) by Investing Activities    $   -         $ (22,732)

                              TRANS ENERGY, INC.
              Consolidated Statements of Cash Flows (Continued)

                                                         For the Three Months
                                                            Ended March 31,
                                                         1995            1996
CASH FLOWS FROM FINANCING ACTIVITIES:              (Unaudited)    (Unaudited)

  Borrowings of long-term debt                       $     -         $ 337,378
  Loans to related parties                                 -              (438)
  Borrowings from related parties                          -            38,415
  Principal payments on long-term debt                  (72,372)      (154,325)

      Cash Provided (Used) by Financing Activities      (72,372)       221,030

NET INCREASE (DECREASE) IN CASH                          24,320         38,021

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                     7,103           -

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                       $  31,423       $ 38,021

CASH PAID FOR:

  Interest                                            $  31,987       $ 75,717
  Income taxes                                        $    -          $   -


NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                    $  75,000       $   -
  Conversion of debentures to equity                  $    -          $ 50,000

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                   December 31, 1995 and March 31, 1996

NOTE 1 -                              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization

       The Company was originally incorporated in the State of Idaho on January 16, 1964 under the name of Alter Creek Mining Company, Inc.

       The Company was engaged in mining activities in the 1960's. The Company was inactive for several years but started up operations again in August of 1987. The Articles of Incorporation were reinstated on September 4, 1987. On January 11, 1988, the Company changed its name to Apple Corporation. In 1988, the Company acquired oil and gas leases and other assets from Ben's Run Oil Company (a Virginia limited partnership) and has since engaged in the business of oil and gas production.

       At a meeting on September 22, 1993, the shareholders approved a reverse stock split of the outstanding common shares at a rate of 2 shares for every 5 shares outstanding. This reduced the outstanding shares to 1,024,122. All references to shares outstanding and earnings per share have been retroactively restated to reflect the reverse stock split.

       The shareholders also approved the acquisition of certain oil and gas assets and stock in exchange for stock of the Company. On November 15, 1993, the following shares were issued;
       250,000 shares of common stock to the shareholders of The Pipeline, Ltd, 500,000 shares of common stock to the shareholders of Ritchie County Gathering Systems,
       Inc. and 750,000 shares to the majority shareholders of Tyler Construction Company, Inc. The acquisition was accounted for as a combination under the purchase method of accounting using predecessor cost.
       Predecessor cost was used because the owners of the acquiring company are substantially the same as the owners of the acquired companies.
       In other words, they are considered to be co-promoters.

       On November 5, 1993, the Board of Directors caused to be incorporated in the State of Nevada, a new corporation by the name of Trans Energy, Inc., with the specific intent of effecting a merger between Trans Energy, Inc. of Nevada and Apple Corp. of Idaho, for the sole purpose of changing the domicile of the Company to the State of Nevada. On November 15, 1993, Apple
       Corp. and the newly formed Trans Energy, Inc.
       executed a merger agreement whereby the shareholders of Apple Corp. exchanged all of their issued and outstanding shares of common stock for an equal number of shares of Trans Energy, Inc. common stock. Trans Energy, Inc. was the surviving corporation and Apple Corp. was dissolved.

       On November 15, 1993, the Company also purchased certain oil and gas assets of Dennis Spencer. The purchase price was 500,000 shares of the Company's common stock.
       This acquisition of the subsidiary has been accounted for using the purchase method of accounting which is based on the market value of the assets acquired at the time of acquisition. As a result of these transactions, there were 3,024,122 shares of common stock issued and outstanding at December 31, 1994.

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                   December 31, 1995 and March 31, 1996

NOTE 1 -                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       b.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The successful efforts method of accounting is used for oil and gas exploration and production activities which states that total net capitalized costs, as a minimum test, may not exceed future undiscounted net cash flows. In any period that total net capitalized costs exceed future undiscounted net cash flows, the excess will be charged to current operations. The Company has elected a calendar year end.

       c.  Loss per Share of Common Stock

       The loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements.

       d.  Provision for Taxes

       At December 31, 1995, and March 31, 1996 the Company had net operating loss carryforwards totaling approximately $1,500,000 and $1,750,000, respectively, may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards is offset by a valuation allowance of the same amount.

       e.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       f. Principles of Consolidation

       The consolidated financial statements include the Company and its wholly owned subsidiaries, Ritchie County Gathering Systems, The Pipeline Ltd., Dennis Spencer Wells, its 65% owned subsidiary, Tyler Construction Company, Inc. and its 80% owned subsidiary, Vulcan Energy Corporation. All significant intercompany accounts and transactions have been eliminated.

       g. Depreciation

       Fixed assets are stated at cost. Depreciation on vehicles, pipelines, machinery, equipment and well equipment is provided using the straight line method over expected useful lives of five to fifteen years. Wells are being depreciated using the units-of-production method on the basis of total estimated units of proved reserves.

       h. Accounts Receivable

       Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $9,700 at December 31, 1995 and March 31, 1996 after writing off all accounts determined to be uncollectible.

                             TRANS ENERGY, INC.
               Notes to the Consolidated Financial Statements
                    December 31, 1995 and March 31, 1996

NOTE 1 -                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       i. Inventory

       Inventory at December 31, 1995 and March 31, 1996 consists of crude oil held for resale and is stated at the lower of cost (computed on a first-in, first-out basis) or market.

       j. Goodwill

       Goodwill was recorded from the purchase of Vulcan
       Energy Corporation on August 7, 1995 (see Note 2).
       The amount is amortized using the straight-line method over a useful life of five years.
       Accumulated amortization at December 31, 1995 and March 31, 1996 was $63,240 and $101,184, respectively.

       k. Deferred Stock Offering Costs

       The Company has capitalized the costs incurred in connection with its proposed stock offering. The costs will be charged to paid-in capital upon completion of the offering.

NOTE 2 -                                  FIXED ASSETS

       The Company acquired oil and gas leases from Ben's Run Oil Company
       (a Virginia limited partnership) in 1988 along with other assets and liabilities in exchange for shares of the Company's common stock.

       The assets were recorded at predecessor cost since the former owners of Ben's Run Oil Company became the controlling shareholders of the Company. The assets acquired had been fully amortized or depreciated. Therefore, they were recorded at a cost of $0.

       In January of 1989 the Company acquired interests in oil and gas producing properties from Black Petroleum Corporation (Black). In exchange for the interests acquired, the Company paid $100,000 cash, 160,790 shares of common stock and assumed certain liabilities of Black. The value of the stock issued was based on the estimated fair market value of the properties acquired less cash paid and liabilities assumed.
       The purchase price for oil and gas properties totaled $2,015,109. The purchase price also included the payment of an 18 3/4 percent override royalty on all future revenues from the properties in which Black had a 50 percent or greater interest and 25 percent of the net revenues of all properties in which Black had a less than 50 percent interest together with an agreement affecting all future issuances of capital stock by the Company. This agreement requires that, at all times, Black is entitled to maintain a 20 percent equity interest in the Company. This requirement expired on January 30, 1994. The cost of the Black properties was recorded net of the royalty. The acquisition included interests in wells located in Texas, Oklahoma, Kansas, and West Virginia. Shortly after the acquisition from Black, the Company sold its interests in all the wells located in Texas, Oklahoma and Kansas for a total of $37,920 in cash.
       The Company then had a formal study and appraisal of the oil and gas reserves performed on the West Virginia properties. Based upon this study and appraisal, the Company estimated the fair market value of the properties to be $2,015,109 at the time of acquisition. However, due to the uncertainties involved in estimating oil and gas reserves, there is no assurance that the Company will fully recover this amount recorded as the investment in the properties.

       On November 15, 1994, the Company acquired six oil and gas wells at a cost of $1,082,222 and other equipment totaling $8,710 from Dennis Spencer in exchange for shares of the Company's common stock.
       All assets were recorded at their market value (which was approximately the same as book value) at the time of acquisition based on the purchase method of accounting.

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                   December 31, 1995 and March 31, 1996

NOTE 2 -                                  FIXED ASSETS (Continued)

       Based upon the reserve estimates, depletion and depreciation on these properties and the related equipment is computed under the units-of-production method as required by generally accepted accounting principles. In 1994 and 1993, the Company refurbished a number of wells. In 1995, the Company obtained a reserve study which showed that the oil and gas reserves are higher than originally reported because the fix-up work allowed the producing wells to produce greater quantities and put some non-productive wells into production. During 1994, the Company purchased leasehold acreage in Ohio known as Rose Run for $287,000.
       The acreage was purchased from shareholders of the Company in part for forgiveness of receivables from those shareholders.
       The balance of the purchase price of $135,867 is carried on the books as a related party loan payable.

       On August 7, 1995, the Company purchased 80 percent of the issued and outstanding stock of Vulcan Energy Corporation, a Texas corporation, for $800,000 plus the assumption of $300,000 in debt. Vulcan will continue to operate as a subsidiary of the Company. Vulcan Energy is located twenty miles southwest of San Antonio and is engaged in the oil gathering and marketing business.

NOTE 3 -                                  LONG-TERM DEBT

       The Company had the following debt obligations at December 31, 1995 and March 31, 1996:

                                            December 31,       March 31,
                                               1995              1996
                                                              (Unaudited)
    Convertible Debentures (Note 5)         $  50,000         $     -


    Bank of Paden City, secured by gas pipeline,
      interest and principal payments of $1,846
      due monthly at 9.0% interest beginning
      March 1994.                               7,505               2,096

    Calhoun County Bank, secured by oil and
      gas well interests, payable in monthly
      installments of $3,136 including
      interest at variable rates, matures
      June 1, 1996.                            59,472              57,813

    Calhoun County Bank, secured by oil and
      gas well interests, payable in monthly
      installments of $1,029 including
      interest at variable rates, matures
      February 13, 1996.                        9,164               8,363

    Calhoun County Bank, secured by oil and
      gas well interests, payable in monthly
      installments of $3,651 including
      interest at variable rates, matures
      February 19, 1996.                       43,359              40,433

    Balance forward                         $ 169,500           $ 108,705

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                   December 31, 1995 and March 31, 1996

NOTE 3 -      LONG-TERM DEBT (Continued)

                                                    December 31,     March 31,
                                                       1995             1996
                                                                    (Unaudited)

    Balance forward                                  $ 169,500      $  108,705

    New York Life, secured by cash value in policy,
     principal and interest payments of $480 per
     month at 7.25% interest rate.                      18,617          18,617

    Wesbanco Bank, secured by oil and gas wells,
     principal and interest payments of $841 at
     12.5% interest rate, matures October 11, 1997.     17,328          15,107

    Wesbanco Bank, secured by vehicle,
     principal and interest payments of $155 at
     10.25% interest rate, matures September 30, 1997.   3,115           2,700

    First National Bank of St. Marys, $9,244
      payable monthly, variable rate, secured
      by equipment.                                    657,632         650,106

    Union Bank of Tyler County, interest at
      11.5% due quarterly, renewable,
      secured by equipment.                             19,810          19,810

    Note due private company, principal and interest
      of $163 payable monthly, interest rate of
      10.75%, secured by vehicle.                        4,997           4,394

    United National Bank, interest payable
      quarterly, variable rate, principal payment
      of $50,000 due annually, secured by equipment.   285,000         285,000

    Note due private individual, secured by officers'
      personal guarantee, due March 15, 1997,
      interest due monthly at 12%.                     100,000         100,000

    Bank of Paden City, secured by officers'
      personal assets, demand note, interest
      payments due monthly at 9.75%.                   100,000          79,064

    Note due private individual, secured by
      officers' personal guarantee, due May 31,
      1997, interest due monthly at 12%.               150,000         150,000

    Note due private company, secured by officers'
      personal assets, due on October 15, 1997,
      with interest at 18%.                            135,000          92,725

    Balance forward                                $ 1,660,999     $ 1,526,228

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                   December 31, 1995 and March 31, 1996

NOTE 3 -      LONG-TERM DEBT (Continued)
                                            December 31,         March 31,
                                                1995               1996
                                                                (Unaudited)

    Balance forward                         $ 1,660,999         $ 1,526,228

    Note due private company, secured by
      officers guarantee, due June 30, 1997,
      with interest at 18%.                     100,000              53,200

    Notes due Secured Promissory Note Holders,
      secured by accounts receivable, due April
      24, 1997, with interest at 12%.           300,000             600,000

    Note payable to Ross Forbus in equal
      monthly installments of $6,529 with
      interest at 7.5%, secured by assets
      of subsidiary, matures on
      September 22, 2005.                       545,909             536,555

    Bank of Paden City, secured by officers
    personal assets, matures on February 21,
    1996, interest due monthly at 10%.           30,200              30,200

    Demand Note due Petrol Marketing
       Corporation on October 31, 1995 with
       no stated interest rate.                  50,000              50,000

    Various equipment purchase contracts
       secured by vehicles.                      82,354             106,332

         Less Current Portion                  (554,540)           (947,213)

      Total Long-Term Debt                  $ 2,214,922         $ 1,955,302

    Schedule of Maturities

       1996                              $   554,540
       1997                                  954,785
       1998                                  160,735
       1999                                  143,938
       2000 and thereafter                   955,464

            Total                        $ 2,769,462

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                   December 31, 1995 and March 31, 1996

NOTE 4 -      BOND

    Under the laws of the state of West Virginia, the Company is required to place funds in a deposit account with the state when drilling for oil and gas reserves. The Company placed $50,000 in this reserve fund. This fund has been established to cover future site restoration, dismantlement and abandonment costs. No additional restoration costs have been recorded due to the fact the Company does not own the land and its involvement will be minimal.

NOTE 5 -      CONVERTIBLE DEBENTURES

    The Company assumed obligations on debentures issued by Ben's Run Oil Co. during 1988. The debentures, having a total face value of $50,000, were due on April 1, 1996. However, subsequent to December 31, 1995, the remaining $50,000 was converted into 55,555 shares of common stock.

NOTE 6 -      RELATED PARTY TRANSACTIONS

    At the end of December 1995, there were several related party loans payable and loans receivable outstanding. The receivable amount is non-interest bearing and considered short-term in nature.
    The payable amount is also non-interest bearing and considered long-term in nature. Loans receivable at December 31, 1995 and March 31, 1996 totalled $14,899 and $15,337, respectively.
    Loans payable at December 31, 1995 and March 31, 1996 totalled $683,586, and $722,002, respectively.

NOTE 7 -      ECONOMIC DEPENDENCE

    The Company is provided its office space at no cost by Sancho Oil and Gas Corporation (Sancho),a company owned by one of its major shareholders. The Company's marketing arrangement with Sancho accounted for approximately 45% of the Company's revenue for the year ended December 31, 1995. This marketing agreement is in effect until December 1, 2003. No other single customer accounted for more than 10% of the Company's business.

    In addition to the natural gas produced by the Company's wells, it also purchased natural gas. Approximately 33% of the amount purchased by the Company was from Key Oil pursuant to a certain marketing agreement. No other supplier accounted for more than 10% of the Company's natural gas purchasers.

NOTE 8 -      COMMON STOCK OPTIONS AND WARRANTS

    On October 1, 1995, the Company issued an option to a consultant to purchase 100,000 shares of its common stock at $0.001 per share.
    The option was cancelled on March 29, 1996. The Company also received $5,000 during December of 1995 for the purchase of 500,000 stock warrants at $0.01 per warrant. The warrants are convertible to common stock at $0.50 per share for up to two years. Upon the effective registration of the Company's proposed stock offering
    (Note 10), the warrants convert to redeemable warrants redeemable at 120% of the proposed offering price which will be approximately $4.00 per share. The amount is being treated as additional capital contributed until the warrants are exercised.

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                   December 31, 1995 and March 31, 1996

NOTE 9 -      COMMITMENTS AND CONTINGENCIES

    The Company leases office space at its Dallas location under a one year noncancellable operating lease at $1,747 per month. The lease term expires in February 1997.

NOTE 10 -     GOING CONCERN

    The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred operating losses for the years ended December 31, 1995, 1994 and 1993. Revenues have not been sufficiently established to cover its operating costs and to allow it to continue as a going concern. The Company, having recently purchased an 80% equity ownership of Vulcan Energy Corporation (the Subsidiary), has replaced management and recapitalized the Subsidiary with a $200,000 working capital infusion. The Company has also entered into a letter of intent with L.B. Saks, Inc., a New York investment firm, to do an underwriting for a minimum of $3,000,000. The Company believes that the acquisition and the proceeds from the public offering will help the Company continue as a going concern.

NOTE 11 -     LINE OF CREDIT

    In 1996, the Company obtained a $1,000,000 line of credit with a lending institution. Interest accrues on the unpaid balance at varying rates depending on the outstanding balance. The line of credit will be used by Vulcan to secure purchases of oil.

NOTE 12 -     CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

    The historical information contained herein has been consolidated on a proforma basis. The purchase of oil and gas assets from Vulcan Energy Corporation as described in Notes 1 and 2 was effective August 7, 1995. The purchase has been presented as though it was effective January 1, 1995. All significant accounting policies for Vulcan Energy Corporation are the same as the Company's as defined in Note 1. No proforma adjustments for depreciation and depletion have been recorded because the market value of Vulcan Energy Corporation is approximately the same as predecessor cost.

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                   December 31, 1995 and March 31, 1996

NOTE 12 -        CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS (Continued)

                                    For the
                                  Period Ended
                                    August 31,          For the Year Ended
                                      1995               December 31, 1995

                                     Vulcan           Trans
                                     Energy         Energy and       Proforma
                                   Corporation     Subsidiaries      Combined

    OIL AND GAS SALES              $ 1,622,955     $ 2,828,162     $ 4,451,117

    COST AND EXPENSES

      Cost of oil and gas            1,493,811       2,392,907       3,886,718
      Selling, general and
       administrative                   59,993         418,338         478,331
      Salaries and wages               142,444         178,558         321,002
      Depreciation, depletion
       and amortization                 11,303         228,692         239,995

         Total Costs and Expenses    1,707,551       3,218,495       4,926,046

    INCOME (LOSS) FROM OPERATIONS      (84,596)       (390,333)       (474,929)

    OTHER INCOME (EXPENSE)

      Interest income                      697             444           1,141
      Interest expense                  (1,004)       (209,050)       (210,054)
      Gain on disposition of assets      7,683           2,046           9,729
      Bad debt expense                    (500)        (44,550)        (45,050)

         Total Other Income (Expense)    6,876        (251,110)       (244,234)

    NET INCOME (LOSS) BEFORE
     MINORITY INTERESTS                (77,720)       (641,443)       (719,163)

    MINORITY INTERESTS                    -            (10,403)        (10,403)

    NET INCOME (LOSS)                $ (77,720)     $ (651,846)     $ (729,566)

    EARNINGS (LOSS) PER SHARE        $   (0.02)     $    (0.21)     $    (0.23)

                            TRANS ENERGY, INC.
                  S.F.A.S.  69  Supplemental Disclosures
                   December 31, 1995 and March 31, 1996
                                (Unaudited)


S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


    (1)                Capitalized Costs Relating to
                     Oil and Gas Producing Activities

                                                December 31,        March 31,
                                                    1995               1996
                                                                    (Unaudited)
    Proved oil and gas producing properties
     and related lease and well equipment       $ 3,733,388        $ 3,733,388
    Accumulated depreciation and depletion         (390,540)          (404,352)

    Net Capitalized Costs                       $ 3,342,848        $ 3,329,036


    (2)           Costs Incurred in Oil and Gas Property
           Acquisition, Exploration, and Development Activities

                                           For the               For the Three
                                           Year Ended             Months Ended
                                           December 31,             March 31,
                                               1995                 1996
                                                                   (Unaudited)
    Acquisition of Properties
       Proved                              $     -                $     -
       Unproved                               100,000                   -
    Exploration Costs                            -                      -
    Development Costs                            -                      -


    The Company does not have any investments accounted for by the equity method.

                            TRANS ENERGY, INC.
                  S.F.A.S.  69  Supplemental Disclosures
                   December 31, 1995 and March 31, 1996
                                (Unaudited)

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

    (3)                  Results of Operations for
                           Producing Activities

                                           For the               For the Three
                                           Year Ended             Months Ended
                                           December 31,             March 31,
                                               1995                    1996
                                                                    (Unaudited)

    Sales                                  $  205,152              $    68,794

    Production costs                         (110,141)                 (36,934)
    Depreciation and depletion                (10,556)                  (2,639)

    Results of operations
     for producing activities
     (excluding corporate
     overhead and interest
     costs)                                $   84,455              $    29,221

    (4)                Reserve Quantity Information

                                                   Oil                 Gas
                                                   BBL                 MCF
    Proved developed and undeveloped reserves:

    Balance, December 31, 1994                   200,485             1,457,405

        Production                                (1,103)              (89,874)
           Quantity estimates made                  (312)              422,123

    Balance, December 31, 1995                   199,070             1,789,654
      (Unaudited)

        Production                                  (711)              (13,147)
        Quantity estimates made                     -                     -

    Balance, March 31, 1996                      198,359             1,776,507

       Proved developed reserves:
                                              Oil                    Gas
                                              BBL                    MCF

         Beginning of the year 1995         200,485               1,457,405
         End of the year 1995               199,070               1,789,654
         Beginning of the year 1996         199,070               1,789,654
         End of March 1996                  198,359               1,776,507

                            TRANS ENERGY, INC.
                    S.F.A.S 69 Supplemental Disclosures
                   December 31, 1995 and March 31, 1996

S.F.A.S 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

(4)              Reserve Quantity Information (Continued)

During 1995, 1992, 1991 and 1990, the Company had reserve studies and estimates prepared on the various properties acquired from Black Petroleum Corporation. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

(5)                 Standardized Measure of Discounted
                     Future Net Cash Flows Relating to
                        Proved Oil and Gas Reserves

                           At December 31, 1995

                                                     Trans Energy
                                                         and
                                                     Subsidiaries
Future cash inflows                                  $ 19,846,963
Future production and development costs                (7,125,060)
Future net inflows before income taxes                 12,721,903
Future income tax expense                              (4,325,447)
Future net cash flows                                   8,396,456
10% annual discount for estimated timing
  of cash flows                                        (4,332,571)

Standardized measure of discounted future
net cash flows                                         $4,063,885


                             At March 31, 1996
                                (Unaudited)
                                                     Trans Energy
                                                           and
                                                      Subsidiaries
Future cash inflows                                  $  19,778,169
Future production and development costs                 (7,088,126)
Future net inflows before income taxes                  12,690,043
Future income tax expense                               (4,314,615)
Future net cash flows                                    8,375,428
10% annual discount for estimated timing
  of cash flows                                         (4,343,403)

Standardized measure of discounted future
  net cash flows                                     $   4,032,025

Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

                            TRANS ENERGY, INC.
                    S.F.A.S 69 Supplemental Disclosures
                   December 31, 1995 and March 31, 1996

S.F.A.S 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                           For the               For the Three
                                          Year Ended              Months Ended
                                          December 31,              March 31,
                                              1995                     1996
                                                                   (Unaudited)

Standardized measure, beginning of year  $ 3,602,626              $ 4,063,885
Oil and gas sales, net of production costs  (107,818)                 (31,860)
Sales of mineral in place                       -                        -
Quantity estimates made                      569,077                     -

Standardized measure, end of period      $ 4,063,885              $  4,032,025

The above schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and with the assumption of current pricing and current costs of production for oil and gas produces in future periods. These reserve estimates are made from evaluations conducted by Sam M. Deal, and independent geologist, of such properties and will be periodically reviewed based upon updated geological and production date. Estimates of proved reserves are inherently imprecise. The above standardized measure does not include any restoration costs due to the fact the Company does not own the land.

Subsequent development and production of the Company's reserves will necessitate revising the present estimates. In addition, information provided in the above schedules does not provide definitive information as the results of any particular year but, rather, helps explain and demonstrate the impact of major factors affecting the Company's oil and gas producing activities. Therefore, the Company suggests that all of the aforementioned factors concerning assumptions and concepts should be taken into consideration when reviewing and analyzing this information.

                                              December 31,           March 31,
                                                   1995                1996
                                                                    (Unaudited)
Weighted average outstanding
 shares based on primary
 earnings per share                             3,116,435            3,217,159

Primary earnings per share                    $     (0.21)         $     (0.08)

Weighted average outstanding
 shares based on fully
 diluted earnings per share                     3,182,415            3,217,159

Fully diluted earnings per share              $     (0.20)          $    (0.08)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three month periods ended March 31, 1996 and 1995.
It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                                     Three Months Ended
                                                            March 31,
                                                     1996           1995
                                                         (Unaudited)
    Total revenues . . . . . . . . . . . . .         100 %          100 %
    Total costs and expenses . . . . . . .           127            106
    Net income (loss) from operations. . . .        (27)             (6)
    Total other income (expenses). . . . . .         (8)             (6)
    Net income (loss) before income taxes
      and minority interest.                        (35)            (13)
    Income taxes . . . . . . . . . . . . . .         -               -
    Minority interest. . . . . . . . . . . .          2              (2)
    Net income (loss). . . . . . . . . . . .        (33)            (15)


Results of Operations

    Total revenues for the three months ended March 31, 1996
("first quarter of 1996") increased 36% when compared with the three months ended March 31, 1995 ("first quarter of 1995"). This increase is attributed to the corresponding 36% improvement in oil and gas sales for the same period due to the increase in certain natural gas prices for gas sold by the Company and the additional revenues realized from the operations of Vulcan Energy Corporation ("Vulcan"), acquired by the Company on August 7, 1995.
These results were partially offset by the Company's decision not to purchase gas from its suppliers at a price higher than management believed it could resell the gas. Total costs and expenses as a percentage of total revenues increased from 106% in the first quarter of 1995 to 127% for the first quarter of 1996, corresponding with the 63% increase in actual costs and expenses for the first quarter of 1996 compared to the 1995 period.
This increase is primarily attributed to the 66% increase in cost of oil and gas produced due to the higher oil and gas sales in the first quarter of 1996. Also contributing to the increase in total costs and expenses for the first quarter of 1996 was the 201% increase in depreciation and depletion from the corresponding 1995 period, and the 79% increase in interest expense, both due to the acquisition of Vulcan and the fact that the acquisition resulted in increased borrowings. General and administrative expenses increased 126% for the first quarter of 1996 primarily attributed to increased losses in the operation of Vulcan and to additional expenses incurred in preparation for anticipated increased revenues. These increases in costs and expenses for the first quarter of 1996 were partially offset by the 56% decrease in salaries and wages.

    The Company's minority interests were $15,960 for the first quarter of 1996 compared to a negative $13,425 for the first quarter of 1995, due to losses by a 65% owned subsidiary. The Company's net loss for the first quarter of 1996 was $259,607 compared to $84,728 for the first quarter of 1995. Despite the 36% increase in oil and gas sales for the first quarter of 1996, the Company's realized an increase in net loss attributed primarily to the 201% increase in depreciation and depletion, and the 126% increase in general and administrative expenses due to increased expenses in preparation of anticipated increased revenues from Vulcan.

    For the remainder of fiscal year 1996, management expects salaries and wages and other general and administrative expenses to remain at approximately the same level as for the first quarter of 1996.
The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 1996.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at March 31, 1996 of a negative $1,214,022 decreased from a negative $862,222 at December 31, 1995. This change is primarily attributed to the maturity dates of certain loans to the Company which will become due in less than one year from March 31, 1996. The decrease in working capital was partially offset by increased revenues which increased accounts receivable 28% from $328,012 on December 31, 1995 to $419,059 on March 31, 1996.

    The Company anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations and from anticipated proceeds from a proposed public offering of the Company's securities. The Company has entered into a letter of intent with L.B. Saks, Inc., a New York investment firm, to conduct an underwriting for a minimum of $3,000,000, which most likely will occur during the second or third quarter of 1996 although there can be no assurance that such an offering will be successfully completed. If the Company is unable to realize funds from the sale of its securities or from private lenders, management believes that the Company can continue operations of its existing wells and oil and gas gathering operations. By maximizing current production and minimizing expenses, management believes the Company can continue its operations for an extended period until additional funding can be arranged.

    As of March 31, 1996, the Company had total assets of $6,524,380 and total stockholders' equity of $2,111,780, compared to total assets of $6,641,478 and total stockholders' equity of $2,497,387 at December 31, 1995. This represents a $117,098 (1.8%) decrease in total assets and a $385,607 (15%) decrease in total stockholders equity for the period. For this same period, cash increased from $0 to $38,021 and total current assets increased 45% due to increased cash and the increase in accounts receivable. Total current liabilities increase 42% primarily attributed to certain loans of the Company which become due in less than one year from March 31, 1996.
For the first quarter of 1996, the Company experienced a negative cash flows from operating activities of $160,277, compared to net cash provided by operating activities of $96,692 for the first quarter of 1995.
These results are primarily attributed to the Company's net loss for the first quarter of 1996 and increase in accounts receivable of $91,047.

    At March 31, 1996, the Company's current portion of its long term debt was $947,213. In 1995 and 1996, certain outstanding convertible debentures having a face value of $95,000 plus accrued interest were converted into common stock. The Company currently anticipates that it will be able to provide for its debt obligations and repayments coming due during the remainder of 1996 from operating revenues generated by the Company and from its proposed public offering.

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

                                  PART II

Item 1.  Legal Proceedings

    There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.


Item 2.  Changes In Securities

    This Item is not applicable to the Company.


Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.


Item 5.  Other Information

    This Item is not applicable to the Company.


Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended March 31, 1996.

                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRANS ENERGY, INC.



Date:  June 2, 1996                    By       /S/ Loren E. Bagley
                                                  (Signature)
                                 LOREN E. BAGLEY, President, Chief Executive
                                 Officer and Principal Financial Officer