Form 10QSB
period 1996-06-30
TRANS ENERGY INC
filed 1996-09-18
CIK 919721

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended June 30, 1996

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
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification No.)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                    Outstanding as of June 30, 1996

Common Stock, $.001 par value                3,238,677

                             TABLE OF CONTENTS

Heading                                                     Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1


          Consolidated Balance Sheets -- June 30, 1996
          and December 31, 1995. . . . . . . . . . . . .    2

          Consolidated Statements of Operations --
          three months ended June 30, 1996 and
          1995, and six months ended June 30, 1996
          and 1995 . . . . . . . . . . . . . . . . . . .    4

          Consolidated Statements of Stockholders' Equity   5

          Consolidated Statements of Cash Flows --
          three months ended June 30,1996 and 1995, and
          six months ended June 30, 1996 and 1995. . . .    6

          Notes to Consolidated Financial Statements . .    8

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . .   28

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   31

Item 2.   Changes In Securities. . . . . . . . . . . . .   31

Item 3.   Defaults Upon Senior Securities. . . . . . . .   31

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . .   31

Item 5.   Other Information. . . . . . . . . . . . . . .   31

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   31

          SIGNATURES . . . . . . . . . . . . . . . . . .   32

                                  PART I

Item 1.  Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended June 30, 1996, have been prepared by the Company.













                           TRANS  ENERGY,  INC.

                           FINANCIAL STATEMENTS

                    June 30, 1996 and December 31, 1995

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheets

                                  ASSETS

                                        December 31,   June 30,
                                           1995         1996
                                                     (Unaudited)
CURRENT ASSETS

 Cash                                    $    -     $   19,035
 Accounts receivable - trade (Note 1)      328,012     341,013
 Inventory (Note 1)                         15,956     330,515

   Total Current Assets                    343,968     690,563

FIXED ASSETS (Note 2)

 Land                                       35,000      35,000
 Building                                   65,000      65,000
 Vehicles                                  113,244     113,244
 Machinery and equipment                   588,493     617,322
 Pipeline                                2,107,740   2,107,740
 Well equipment                            290,972     290,972
 Wells                                   3,178,916   3,188,426
 Leasehold acreage                         263,500     263,500
 Accumulated depreciation               (1,458,009) (1,557,570)

   Total Fixed Assets                    5,184,856   5,123,634

OTHER ASSETS

 Deferred stock offering costs (Note 1)    275,000     125,000
 Goodwill, net (Note 1)                    728,013     648,887
 Deposits                                      355         491
 Bond (Note 4)                              50,000      50,000
 Loan acquisition costs                     94,262     194,537
 Loan - related party (Note 6)              14,899          27

   Total Other Assets                    1,162,529   1,018,942

   TOTAL ASSETS                          $6,691,353 $6,833,139

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheets


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                        December 31,  June 30,
                                            1995        1996
                                                    (Unaudited)
CURRENT LIABILITIES

 Accounts payable - trade               $  521,438  $  737,864
 Interest payable                           58,981      36,160
 Accrued expenses                           71,231      32,266
 Long-term debt - current portion (Note 3) 554,540   1,053,560

   Total Current Liabilities             1,206,190   1,859,850

LONG-TERM LIABILITIES

 Loans payable - related parties (Note 6)  683,586     771,902
 Notes payable (Note 3)                  2,214,922   2,016,106

   Total Long-Term Liabilities           2,898,508   2,788,008

   Total Liabilities                     4,104,698   4,647,858

MINORITY INTERESTS (Note 1)                 39,393          38

STOCKHOLDERS' EQUITY (Note 9)

 Common Stock:  30,000,000 shares
   authorized at $0.001 par value;
   3,174,122 and 3,238,677 shares
   issued and outstanding, respectively      3,174       3,239
 Capital in excess of par value          4,062,577   3,927,512
 Accumulated deficit                    (1,518,489) (1,745,508)

   Total Stockholders' Equity            2,547,262   2,185,243

   TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                              $ 6,691,353 $ 6,833,139

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations

                         For the Three Months        For the Six Months
                             Ended June 30,             Ended June 30,
                          1995      1996               1995        1996
REVENUES              (Unaudited) (Unaudited)      (Unaudited) (Unaudited)

  Oil and gas sales     $684,004  $1,525,872        $1,257,217 $ 2,307,004
  Other                     -           -                  347        -

    Total Revenues       684,004  1,525,872          1,257,564   2,307,004

COSTS AND EXPENSES

  Cost of oil and gas    489,301  1,166,496            885,933   1,824,135
  Salaries and wages      68,294     34,576            161,086      75,397
  Depreciation and
   depletion              59,790     99,228             91,126     193,506
  Selling, general and
   administrative        112,284    189,352            201,550     335,953

    Total Costs and
      Expenses           729,669  1,489,652          1,339,695   2,428,991

     Net Income (Loss)
      from Operations    (45,665)    36,220            (82,131)   (121,987)

OTHER INCOME (EXPENSE)

  Forgiveness of debt       -          -                  -         20,000
  Interest               (35,083)  (102,103)           (69,920)   (164,463)

    Total Other Income
      (Expense)          (35,083)  (102,103)           (69,920)   (144,463)

NET INCOME (LOSS) BEFORE
 INCOME TAXES AND MINORITY
 INTERESTS               (80,748)   (65,883)          (152,051)   (266,450)

INCOME TAXES                -          -                  -           -

NET INCOME (LOSS) BEFORE
 MINORITY INTERESTS      (80,748)   (65,883)          (152,051)   (266,450)

MINORITY INTERESTS        (6,314)    23,471            (19,739)     39,431

NET INCOME (LOSS)       $(87,062) $ (42,412)        $ (171,790) $ (227,019)

EARNINGS (LOSS) PER SHARE

PRIMARY                 $  (0.02) $  (0.01)         $    (0.05) $    (0.07)

FULLY DILUTED           $  (0.02) $  (0.01)         $    (0.05) $    (0.07)

                             TRANS ENERGY, INC.
              Consolidated Statements of Stockholders' Equity

                                                      Capital in
                                  Common Shares        Excess of   Accumulated
                               Shares       Amount     Par Value      Deficit

Balance,
 December 31, 1994           3,024,122   $    3,024   $3,612,852  $  (866,643)

Common stock issued for
 services at $0.75 per share   100,000          100       74,900         -

Common stock issued on
 conversion of debentures at
 $0.90 per share                50,000           50       44,950         -

Stock options issued for services -            -         275,000         -
 (Note 8)

Common stock warrants issued
 (Note 8)                         -            -          54,875         -

Net loss for the year ended
 December 31, 1995                -            -            -        (651,846)

Balance,
 December 31, 1995           3,174,122        3,174    4,062,577   (1,518,489)

Common stock issued for
  debenture                     55,555           56       49,944         -
  (Unaudited)

Common stock issued for services 9,000            9       23,991         -
  (Unaudited)

Common stock warrants issued
 (Note 8) (Unaudited)             -            -          66,000         -

Cancellation of stock options issued
  for services (Note 8)
  (Unaudited)                     -            -        (275,000)        -

Net loss for the six months ended
  June 30, 1996 (Unaudited)       -            -            -        (227,019)

Balance, June 30, 1996
  (Unaudited)                3,238,677   $    3,239   $3,927,512  $(1,745,508)

                              TRANS ENERGY, INC.
                    Consolidated Statements of Cash Flows


                              For the Three Months      For the Six Months
                                  Ended June 30,           Ended June 30,
                                1995        1996         1995          1996
CASH FLOWS FROM
 OPERATING ACTIVITIES:      (Unaudited) (Unaudited    (Unaudited)   (Unaudited)

  Net income (loss)           $(87,062)   $(42,412)    $(171,790)  $  (227,019)
  Adjustments to Reconcile
   Net Income to Cash
   Provided by Operating
   Activities:
    Depreciation, depletion     59,790      99,228        91,126       193,506
    Minority interest            6,314     (23,471)       19,739       (39,431)
    Common stock issued for
     services                     -           -           75,000        24,000
  Changes in Operating Assets
   and Liabilities:
    Decrease (increase) in
     accounts receivable       (12,490)     78,046        31,712       (13,001)
    Decrease (increase) in
     inventory                    -       (289,754)         -         (314,559)
    Decrease (increase) in
     deposits                       23        -               23          (136)
    Decrease (increase) in
     loan acquisition costs        463     (49,017)          926       (49,017)
    Increase (decrease) in
     accounts payable and
      accrued expenses         (70,114)     51,104       (57,400)      177,461
    Increase (decrease) in
     interest payable            9,442     (9,464)        13,722       (22,821)

       Cash Provided (Used)
        by Operating
        Activities             (93,634)  (185,740)         3,058      (271,017)

CASH FLOWS FROM
 INVESTING ACTIVITIES:

  Increase in notes
   receivable                   (2,581)      -            (2,581)         -
  Expenditures for property
   and equipment               (51,310)   (15,607)       (51,310)      (38,339)

       Cash Provided (Used)
        by Investing
        Activities          $  (53,891)  $(15,607)      $(53,891)   $  (38,339)

                              TRANS ENERGY, INC.
              Consolidated Statements of Cash Flows (Continued)

                                   For the Three Months    For the Six Months
                                      Ended June 30,         Ended June 30,
                                    1995          1996       1995       1996
CASH FLOWS FROM FINANCING
 ACTIVITIES:                    (Unaudited)   (Unaudited) (Unaudited)(Unaudited)

  Payment of deferred stock
   offering costs                $    -       $  (50,000)  $    -     $(125,000)
  Borrowings of long-term debt     117,570       213,931     117,570    551,309
  Loans to related parties            -           15,310        -        14,872
  Borrowings from related parties     -           49,900        -        88,315
  Principal payments on
   long-term debt                     -          (46,780)    (72,372)  (201,105)

      Cash Provided (Used) by
       Financing Activities        117,570       182,361      45,198    328,391

NET INCREASE (DECREASE)
 IN CASH                           (29,955)      (18,986)     (5,635)    19,035

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD               31,423        38,021       7,103       -

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                   $  1,468      $ 19,035    $  1,468   $ 19,035

CASH PAID FOR:

  Interest                        $ 32,233      $ 92,639    $ 64,220   $168,356
  Income taxes                    $   -         $   -       $   -      $   -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for
   services                       $   -         $   -       $ 75,000   $   -
  Conversion of debentures to
   equity                         $   -         $   -       $   -      $ 50,000
  Warrants issued for loan
   acquisition costs              $   -         $   -       $   -      $ 66,000

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                    December 31, 1995 and June 30, 1996

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

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                    December 31, 1995 and June 30, 1996

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

       d.  Provision for Taxes

       At December 31, 1995, and June 30, 1996 the Company had net operating loss carryforwards totaling approximately $1,500,000 and $1,700,000, respectively, may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards is offset by a valuation allowance of the same amount.

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

       h. Accounts Receivable

       Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $9,700 at December 31, 1995 and June 30, 1996 after writing off all accounts determined to be uncollectible.

                             TRANS ENERGY, INC.
               Notes to the Consolidated Financial Statements
                    December 31, 1995 and June 30, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       i. Inventory

       Inventory at December 31, 1995 and June 30, 1996 consists of crude oil held for resale and is stated at the lower of cost (computed on a first-in, first-out basis) or market.

       j. Goodwill

       Goodwill was recorded from the purchase of Vulcan Energy Corporation on August 7, 1995 (see Note 2). The amount is amortized using the straight-line method over a useful life of five years. Accumulated amortization at December 31, 1995 and June 30, 1996 was $63,240 and $139,128,
       respectively.

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

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                    December 31, 1995 and June 30, 1996

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

NOTE 3 - LONG-TERM DEBT

       The Company had the following debt obligations at December 31, 1995 and June 30, 1996:

                                                   December 31,       June 30,
                                                       1995             1996
                                                                     (Unaudited)
    Convertible Debentures (Note 5)                $   50,000        $     -


    Bank of Paden City, secured by gas pipeline,
      interest and principal payments of $1,846
      due monthly at 9.0% interest beginning
      March 1994.                                       7,505              -

    Calhoun County Bank, secured by oil and
      gas well interests, payable in monthly
      installments of $3,136 including interest at
      variable rates, (lender's base rate of 9.75% as of
    December 31, 1995) matures June 1, 1996.           59,472            54,581

    Calhoun County Bank, secured by oil and
      gas well interests, payable in monthly
      installments of $1,029 including interest at
      variable rates, (lender's base rate of 9,75% as of
    December 31, 1995) matures February 13, 1996.       9,164             7,895

    Calhoun County Bank, secured by oil and
      gas well interests, payable in monthly
      installments of $3,651 including interest at
      variable rates, (lender's base rate of 9,75% as of
    December 31, 1995) matures February 19, 1996.      43,359            38,172

    Balance forward                                  $169,500          $100,648

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                    December 31, 1995 and June 30, 1996

NOTE 3 -      LONG-TERM DEBT (Continued)
                                                    December 31,      June 30,
                                                       1995              1996
                                                                     (Unaudited)

    Balance forward                                  $169,500          $100,648

    New York Life, secured by cash value in policy,
     principal and interest payments of $480 per
     month at 7.25% interest rate.                     18,617            18,617

    Wesbanco Bank, secured by oil and gas wells,
     principal and interest payments of $841 at
     12.5% interest rate, matures October 11, 1997.    17,328            12,356

    Wesbanco Bank, secured by vehicle,
     principal and interest payments of $155 at
     10.25% interest rate, matures September 30, 1997.  3,115             2,384

    First National Bank of St. Marys, $9,244
      payable monthly, 12.5% interest rate, secured
      by equipment.                                   657,632           642,542

    Union Bank of Tyler County, interest at
      11.5% due quarterly, renewable,
      secured by equipment.                            19,810            19,810

    Note due private company, principal and interest
      of $163 payable monthly, interest rate of
      10.75%, secured by vehicle.                       4,997             4,025

    United National Bank, interest payable
      quarterly, variable rate (prime 1% or 9.75% as of
                  December 31, 1995), principal
      payment of $50,000 due annually, secured
      by equipment.                                   285,000           285,000

   Note due private individual, secured by officers'
      personal guarantee, due March 15, 1997,
      interest due monthly at 12%.                    100,000           100,000

    Bank of Paden City, secured by officers'
      personal assets, demand note, interest
      payments due monthly at 9.75%.                  100,000           100,000

    Note due private individual, secured by
      officers' personal guarantee, due May 31,
      1997, interest due monthly at 12%.              150,000           150,000

    Note due private company, secured by officers'
      personal assets, due on October 15, 1997,
      with interest at 18%.                           135,000            92,725

    Balance forward                                $1,660,999        $1,528,107

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                    December 31, 1995 and June 30, 1996

NOTE 3 - LONG-TERM DEBT (Continued)
                                                  December 31,        June 30,
                                                      1995              1996
                                                                     (Unaudited)
    Balance forward                                $1,660,999        $1,528,107

    Note due private company, secured by
      officers guarantee, due June 30, 1997,
      with interest at 18%.                           100,000            53,200

    Notes due Secured Promissory Note Holders,
      secured by accounts receivable, due April
      24, 1997, with interest at 12%.                 300,000           600,000

    Note payable to Ross Forbus in equal monthly
      installments of $6,529 with interest at 7.5%,
      secured by assets of subsidiary, matures on
      September 22, 2005.                             545,909           510,848

    Bank of Paden City, secured by officers personal
      assets, matures on August 19, 1996, interest
      due monthly at 10%.                              30,200            30,200

    Demand Note due Petrol Marketing Corporation
      on October 31, 1995 with no stated interest
      rate.                                            50,000            50,000

    Commercial Bank, secured by officers guarantee,
      due September 28, 1996, with interest at 11.25%.   -               12,995

    Bank of Paden City, secured by officers guarantee,
      due December 5, 1996 with interest at 10%.         -               20,000

    Note due private individual, secured by officers
     guarantee, due November 7, 1996, with interest
     at 20%.                                             -              100,000

    Various equipment purchase contracts secured
      by vehicles.                                     82,354           164,316

         Less Current Portion                        (554,540)       (1,053,560)

         Total Long-Term Debt                      $2,214,922        $2,016,106

    Schedule of Maturities

              1996                                   $554,540
              1997                                    954,785
              1998                                    160,735
              1999                                    143,938
              2000 and thereafter                     955,464

                 Total                             $2,769,462

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                    December 31, 1995 and June 30, 1996

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

NOTE 6 - RELATED PARTY TRANSACTIONS

    a.  Loans

    At the end of December 1995, there were several related party loans payable and loans receivable outstanding. The receivable amount is non-interest bearing and considered short-term in nature. The payable amount is also non-interest bearing and considered long-term in nature. Loans receivable at December 31, 1995 and June 30, 1996 totalled $14,899 and $27, respectively. Loans payable at December 31, 1995 and June 30, 1996 totalled $683,586, and $771,902, respectively.

    b.  Management Agreement

    A Company owned by an officer of The Company's subsidiary Vulcan Energy Corporation (Vulcan) owns the remaining 20% of Vulcan's stock. The management company is entitled to a management fee of $252,000 per year and 20% of net profits before taxes loss 20% of the principal paid to the seller of Vulcan. This 20% net profits interest has had no effect on the Company's financial statements since the subsidiary has generated a net loss up through June 30, 1996.

NOTE 7 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

    The Company is provided its office space at no cost by Sancho Oil and Gas Corporation (Sancho),a company owned by one of its major shareholders. The Company's marketing arrangement with Sancho accounted for approximately 45% of the Company's revenue for the year ended December 31, 1995. This marketing agreement is in effect until December 1, 2003. Another customer also generated sales in excess of 10% of the Company's total sales. Sales to this customer
    made up approximately 14% of net revenues in 1995.   No
    other single customer accounted for more than 10% of the Company's business.

    In addition to the natural gas produced by the Company's wells, it also purchased natural gas. Approximately 33% of the amount purchased by the Company was from Key Oil pursuant to a certain marketing agreement. No other supplier accounted for more than 10% of the Company's natural gas purchasers.

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                    December 31, 1995 and June 30, 1996

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS

    On October 1, 1995, the Company issued an option to a consultant to purchase 100,000 shares of its common stock at $0.001 per share. The option was valued at the difference between the exercise price and the trading price of the shares. Accordingly the Company incurred $275,000 of customary fees in 1995.

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

    In connection with the extension of the due date of a note payable the Company granted the noteholder a warrant to purchase up to 50,000 shares of the company's common stock at $2.25 per share.

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

NOTE 11 - OTHER TRANSACTIONS

    a.  Line of Credit

    In 1996, the Company obtained a $1,000,000 line of credit with a lending institution. Interest accrues on the unpaid balance at varying rates depending on the outstanding balance. The line of credit will be used by Vulcan to secure purchases of oil.

    b.  Forgiveness of Debt

    In February 1996, $20,000 of the management fee payable by Vulcan was forgiven by the management company.

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                    December 31, 1995 and June 30, 1996

NOTE 11 - OTHER TRANSACTIONS (Continued)

    c.  Cancellation of Option

    On March 29,1996, the consultant returned to option for cancellation. The option was not exercised and was cancelled without consideration, therefore the cancellation was accounted for as a decrease in the paid-in capital and the related expense was also decreased.

    d.  Secured Promissory Notes and Bridge Warrants

    In March 1996 the Company issued an additional $300,000 of secured promissory notes to the Company 330,000 Bridge Warrants. The warrants are exercisable for 18 months from the date of issue and entitle the holder thereof to purchase 1 share of common stock at $0.50 per share.

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

                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                     December 31, 1995 and June 30, 1996

NOTE 12 - CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS (Continued)

                            For the
                            Period Ended
                            August 31,             For the Year Ended
                             1995                   December 31, 1995

                             Vulcan           Trans
                             Energy         Energy and                Proforma
                          Corporation      Subsidiaries  Adjustments  Combined

    OIL AND GAS SALES      $1,622,955      $2,828,162    $     -     $4,451,117

    COST AND EXPENSES

      Cost of oil and gas   1,493,811       2,392,907           -     3,886,718
      Selling, general and
       administrative          59,993         418,338           -       478,331
      Salaries and wages      142,444         178,558           -       321,002
      Depreciation, depletion
       and amortization        11,303         228,692        105,500    345,495

         Total Costs and
             Expenses       1,707,551       3,218,495        105,500  5,031,546

    INCOME (LOSS)
       FROM OPERATIONS        (84,596)       (390,333)      (105,500)  (580,429)

    OTHER INCOME (EXPENSE)

      Interest income             697             444           -         1,141
      Interest expense         (1,004)       (209,050)      (112,006)  (322,060)
      Gain on disposition
       of assets                7,683           2,046           -         9,729
      Bad debt expense           (500)        (44,550)          -       (45,050)

         Total Other Income
             (Expense)          6,876        (251,110)      (112,006)  (356,240)

    NET INCOME (LOSS) BEFORE
     MINORITY INTERESTS       (77,720)       (641,443)      (217,506)  (936,669)

    MINORITY INTERESTS           -            (10,403)          -       (10,403)

    NET INCOME (LOSS)        $(77,720)      $(651,846)   $  (217,506) $(947,072)

    EARNINGS (LOSS)
        PER SHARE            $  (0.02)      $   (0.21)   $     (0.07) $   (0.30)

                              TRANS ENERGY, INC.
                    S.F.A.S.  69  Supplemental Disclosures
                     December 31, 1995 and June 30, 1996
                                 (Unaudited)


S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


    (1)                 Capitalized Costs Relating to
                       Oil and Gas Producing Activities

                                             December 31,         June 30,
                                                 1995               1996
                                                                 (Unaudited)
    Proved oil and gas producing properties
     and related lease and well equipment     $3,733,388          $3,733,388
    Accumulated depreciation and depletion      (390,540)           (418,164)

    Net Capitalized Costs                     $3,342,848          $3,315,224


    (2)            Costs Incurred in Oil and Gas Property
            Acquisition, Exploration, and Development Activities

                                   For the              For the Three
                                   Year Ended           Months Ended
                                  December 31,            June 30,
                                    1995                  1996
                                                        (Unaudited)
    Acquisition of Properties
       Proved                      $     -              $     -
       Unproved                       100,000                 -
    Exploration Costs                    -                    -
    Development Costs                    -                    -


    The Company does not have any investments accounted for by the equity method.

                              TRANS ENERGY, INC.
                    S.F.A.S.  69  Supplemental Disclosures
                     December 31, 1995 and June 30, 1996
                                 (Unaudited)

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

    (3)                   Results of Operations for
                             Producing Activities

                                   For the              For the Six
                                   Year Ended           Months Ended
                                  December 31,            June 30,
                                    1995                   1996
                                                        (Unaudited)

    Sales                          $ 205,152            $   139,290

    Production costs                (110,141)               (74,782)
    Depreciation and depletion       (10,556)                (5,343)

    Results of operations
     for producing activities
     (excluding corporate
     overhead and interest
     costs)                        $  84,455            $    59,165


    (4)                  Reserve Quantity Information

                                                 Oil         Gas
                                                 BBL         MCF
    Proved developed and undeveloped reserves:

    Balance, December 31, 1994                 200,485    1,457,405

        Production                              (1,103)     (89,874)
    Quantity estimates made                       (312)     422,123

    Balance, December 31, 1995                 199,070    1,789,654
      (Unaudited)

        Production                              (1,005)     (42,192)
    Quantity estimates made                       -            -

    Balance, June 30, 1996                     198,065    1,747,462

       Proved developed reserves:
                                                 Oil       Gas
                                                 BBL       MCF

         Beginning of the year 1995            200,485  1,457,405
         End of the year 1995                  199,070  1,789,654
         Beginning of the year 1996            199,070  1,789,654
         End of June 1996                      198,065  1,747,462

                              TRANS ENERGY, INC.
                     S.F.A.S 69 Supplemental Disclosures
                     December 31, 1995 and June 30, 1996

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

(5)                   Standardized Measure of Discounted
                      Future Net Cash Flows Relating to
                         Proved Oil and Gas Reserves

                             At December 31, 1995

                                                         Trans Energy
                                                              and
                                                         Subsidiaries
Future cash inflows                                      $ 19,846,963
Future production and development costs                    (7,125,060)
Future net inflows before income taxes                     12,721,903
Future income tax expense                                  (4,325,447)
Future net cash flows                                       8,396,456
10% annual discount for estimated timing of cash flows     (4,332,571)

Standardized measure of discounted future net cash flows  $ 4,063,885


                               At June 30, 1996
                                 (Unaudited)
                                                         Trans Energy
                                                             and
                                                         Subsidiaries
Future cash inflows                                      $ 19,631,285
Future production and development costs                    (7,035,486)
Future net inflows before income taxes                     12,595,799
Future income tax expense                                  (4,282,572)
Future net cash flows                                       8,313,227
10% annual discount for estimated timing of cash flows     (4,311,146)

Standardized measure of discounted future net cash flows $  4,002,081

Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

                              TRANS ENERGY, INC.
                     S.F.A.S 69 Supplemental Disclosures
                     December 31, 1995 and June 30, 1996

S.F.A.S 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                             For the              For the Six
                                           Year Ended             Months Ended
                                           December 31,              June 30,
                                               1995                   1996
                                                                  (Unaudited)

Standardized measure, beginning of year      $3,602,626          $ 4,063,885
Oil and gas sales, net of production costs     (107,818)             (61,804)
Sales of mineral in place                          -                    -
Quantity estimates made                         569,077                 -

Standardized measure, end of period          $4,063,885          $ 4,002,081

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

                                            December 31,           June 30,
                                                1995                 1996
                                                                  (Unaudited)
Weighted average outstanding
 shares based on primary
 earnings per share                           3,116,435            3,227,918

Primary earnings per share                   $    (0.21)         $     (0.07)

Weighted average outstanding
 shares based on fully
 diluted earnings per share                   3,182,415            3,227,918

Fully diluted earnings per share             $    (0.20)         $     (0.07)


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three month and six month periods ended June 30, 1996 and 1995. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                          Three Months Ended     Six Months Ended
                                 June 30,           June 30,
                          1996           1995    1996       1995
                             (Unaudited)            (Unaudited)
Total revenues . . . . .   100%          100%    100%        100%
Total costs and expenses . 104           112     112         112
Net income (loss) before
  income taxes and
  minority interest. . .    (4)          (12)    (12)        (12)
Income taxes . . . . . .     -             -       -           -
Minority interest. . . .     1            (1)      2          (1)
Net income (loss). . . .    (3)          (13)    (10)        (14)

Results of Operations

    Total revenues for the three month period ended June 30, 1996 ("second quarter of 1996") and the six month period ended June 30, 1996 ("first half of 1996"), increased 123% and 83%, respectively, as compared to the corresponding periods for 1995 ("second quarter of 1995" and "first half of 1995", respectively). This increase is attributed to an increase in natural gas prices and volumes sold by the Company and increased revenues from the operations of the Company's subsidiary, Vulcan Energy Corporation ("Vulcan"), which was acquired by the Company on August 7, 1995. Total costs and expenses as a percentage of total revenues decreased for the second quarter of 1996 as compared to the corresponding 1995 period and remained relatively constant for the first half of 1996 as compared to the first half of 1995. Actual costs and expenses for the first quarter of 1996 and first half of 1996 increased 108% and 83%, respectively, as compared to the corresponding 1995 periods. These increases are primarily attributed to the 138% increase in cost of oil and gas sales for the second quarter of 1996 due to higher oil and gas sales by the Company, and the 106% increase in the cost of oil and gas sales for the first half of 1996 also due to higher oil and gas sales.

    Salaries and wages decreased 49% and 53% for the first quarter of 1996 and first half of 1996, respectively, due to the issuance by the Company in 1995 of its common stock for services rendered to the Company valued at $75,000. Depreciation and depletion increased 66% for the second quarter of 1996 and 112% for the first half of 1996, respectively, and interest increased 191% for the second quarter of 1996 and 135% for the first half of 1996, respectively, as compared to the respective corresponding periods in 1995. Both increases are attributed to the acquisition of Vulcan. General and administrative expenses increased 69% for the second quarter of 1996 and 67% for the first half of 1996, respectively, as compared to the corresponding 1995 periods reflecting increased overhead due to increased business activities and sales by the Company.

    The Company's minority interests decreased $23,471 for the second quarter of 1996 and $39,431 for the first half of 1996 due to increased losses by Tyler Construction Company, a 65% owned subsidiary. The Company experienced net losses for second quarter and first half of 1996 of $42,412 and $227,019, respectively, compared to net losses of $87,062 and $171,790 for the corresponding 1995 periods, attributed to the increase in the cost of oil and gas and the increased overhead activities of the Company.

    For the remainder of 1996, management expects salaries and wages and other general and administrative expenses to remain at approximately the same rate as for the first half of 1996. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and revenues are expected to increase during the remainder of 1996.

Net Operating Losses

    The Company has accumulated approximately $1,700,000 of net operating loss carryforwards as of June 30, 1996, which may be offset against future taxable income through the year 2011 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the period ended
June 30,1996 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. As of June 30, 1996, the Company's working capital was a negative $1,169,287 compared with a negative $862,222 at December 31, 1995. This decrease in working capital for the first half of 1996 is primarily attributed to due dates of certain loans to the Company which will become due in less than one year from June 30, 1996. This decrease in working capital was partially offset by an increase in inventory from $15,956 at December 31, 1995 to $330,515 at June 30, 1996, due to purchases of oil for resale by Vulcan.

    The Company anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations and from proceeds from the Company's proposed public offering. If the Company is unable to secure financing from the sale of its securities or from private lenders, management believes that the Company can continue operations of its existing wells and oil and gas gathering operations. By maximizing current production and minimizing expenses, management believes the Company can continue such limited operations for an extended period until additional funding can be arranged.

    As of June 30, 1996, the Company had total assets of $6,833,139 and total stockholders' equity of $2,185,243, compared to total assets of $6,691,353 and total stockholders' equity of $2,547,262 at December 31, 1995. This represents a $141,786 (2%)
decrease in total assets and a $362,019 (14%) decrease in total stockholders equity. For this same period, cash increased from $0 to $19,035 and total current assets increased 100% due to increased cash and the increase in accounts receivable and inventory. Total current liabilities increased 54% from December 31, 1995 to June 30, 1996, primarily due to certain loans of the Company which become due in less than one year from June 30, 1996.

    The Company's current portion of its long term debt is $1,053,560. In 1995 and 1996, certain outstanding convertible debentures having a face value of $95,000 plus accrued interest, were converted to common stock. The Company currently anticipates that it will be able to provide for its debt obligations and repayments coming due during the remainder of 1996 from revenues generated by the Company and from the Company's proposed public offering.

    For the second quarter of 1996 cash used by the Company's operating activities was $185,740 compared to cash used of $93,634 for the first quarter of 1994. For first half of 1996, cash used by operating activities was $271,017 compared to cash provided of $3,058 for the corresponding period in 1995. Net cash used by investing activities for the second quarter and first half of 1996 was $15,607 and $38,339, respectively, compared to $53,891 for each of the corresponding periods of 1995. The decreases for the 1996 periods is attributed to a decrease in expenditures by the Company for property and equipment during the 1996 periods. Cash provided by financing activities for the second quarter and first half of 1996 were $182,361 and $328,391, respectively, compared with $117,570 and $45,198 for the corresponding 1995 periods. The increases for the 1996 periods is directly attributed to increased borrowing by the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended June 30, 1996.

                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRANS ENERGY, INC.



Date:  September 17, 1996         By       /S/ Loren E. Bagley
                                                 (Signature)
                                      LOREN E. BAGLEY, President,
                                       Chief Executive Officer and
                                       Principal Financial Officer