Form 10QSB
period 1996-09-30
TRANS ENERGY INC
filed 1996-11-19
CIK 919721

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1996

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class               Outstanding as of September 30, 1996

Common Stock, $.001 par value                3,238,677

                             TABLE OF CONTENTS

Heading                                                    Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

          Consolidated Balance Sheets -- September 30,
          1996 and December 31, 1995 . . . . . . . . . .    2

          Consolidated Statements of Operations --
          three months ended September 30, 1996 and
          1995, and nine months ended September 30,
          1996 and 1995. . . . . . . . . . . . . . . . .    4

          Consolidated Statements of Stockholders' Equity   5

          Consolidated Statements of Cash Flows --
          three months ended September 30,1996 and
          1995, and nine months ended September 30,
          1996 and 1995. . . . . . . . . . . . . . . . .    6

          Notes to Consolidated Financial Statements . .    8

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . .   22

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   25

Item 2.   Changes In Securities. . . . . . . . . . . . .   25

Item 3.   Defaults Upon Senior Securities. . . . . . . .   25

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . .   25

Item 5.   Other Information. . . . . . . . . . . . . . .   25

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   25

          SIGNATURES . . . . . . . . . . . . . . . . . .   26

                                  PART I

Item 1.  Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended September 30, 1996, have been prepared by the Company.













                           TRANS  ENERGY,  INC.

                           FINANCIAL STATEMENTS
!
                 September 30, 1996 and December 31, 1995

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheets

                                  ASSETS

                                      December 31,   September 30,
                                           1995          1996
                                                      (Unaudited)
CURRENT ASSETS

 Cash                                    $    -     $  151,939
 Accounts receivable - trade (Note 1)      328,012     305,573
 Inventory (Note 1)                         15,956       6,605

   Total Current Assets                    343,968     464,117

FIXED ASSETS (Note 2)

 Land                                       35,000      35,000
 Building                                   65,000      65,000
 Vehicles                                  113,244     141,010
 Machinery and equipment                   588,493     617,322
 Pipeline                                2,107,740   2,107,740
 Well equipment                            290,972     290,972
 Wells                                   3,178,916   3,204,829
 Leasehold acreage                         263,500     263,500
 Accumulated depreciation               (1,458,009) (1,608,426)

   Total Fixed Assets                    5,184,856   5,116,947

OTHER ASSETS

 Deferred stock offering costs (Note 1)    275,000     156,591
 Goodwill, net (Note 1)                    728,013     581,806
 Deposits                                      355         491
 Bond (Note 4)                              50,000      50,000
 Loan acquisition costs                    149,137     214,233
 Loan - related party (Note 6)              14,899       1,340

   Total Other Assets                    1,217,404   1,004,461

   TOTAL ASSETS                         $6,746,228 $ 6,585,525

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheets


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                       December 31, September 30,
                                            1995        1996
                                                     (Unaudited)
CURRENT LIABILITIES

 Accounts payable - trade               $  521,438  $  902,976
 Interest payable                           58,981      45,624
 Accrued expenses                           71,231     121,459
 Long-term debt - current portion (Note 3) 554,540   1,040,169

   Total Current Liabilities             1,206,190   2,110,228

LONG-TERM LIABILITIES

 Loans payable - related parties (Note 6)  683,586     633,722
 Notes payable (Note 3)                  2,214,922   1,886,947

   Total Long-Term Liabilities           2,898,508   2,520,669

   Total Liabilities                     4,104,698   4,630,897

MINORITY INTERESTS (Note 1)                 39,393      -

STOCKHOLDERS' EQUITY (Note 9)

 Common Stock:  30,000,000 shares authorized
   at $0.001 par value; 3,174,122 and
   3,238,677 shares issued and
   outstanding, respectively                 3,174       3,239
 Capital in excess of par value          4,117,452   4,232,387
 Accumulated deficit                    (1,518,489) (2,280,998)

   Total Stockholders' Equity            2,602,137   1,954,628

   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                           $  6,746,228  $6,585,525

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations

                       For the Three Months     For the Nine Months
                        Ended September 30,      Ended September 30,
                           1995      1996          1995       1996
REVENUES              (Unaudited)(Unaudited)   (Unaudited)  (Unaudited)

  Oil and gas sales     $825,380  $1,895,025    $2,082,597   $4,202,029
  Other                     -          1,474           347        1,474

    Total Revenues       825,380   1,896,499     2,082,944    4,203,503

COSTS AND EXPENSES

  Cost of oil and gas    672,551   1,962,691     1,558,484    3,786,826
  Salaries and wages      50,742      27,598       211,828      102,995
  Depreciation and
   depletion              44,379      99,944       135,505      293,450
  Selling, general and
   administrative        144,615     239,672       346,165      575,625

    Total Costs and
     Expenses            912,287   2,329,905     2,251,982    4,758,896

     Net (Loss)
      from Operations    (86,907)   (433,406)     (169,038)    (555,393)

OTHER INCOME (EXPENSE)

  Interest               (60,870)   (102,046)     (130,790)    (266,509)

    Total Other Income
     (Expense)           (60,870)   (102,046)     (130,790)    (266,509)

NET (LOSS) BEFORE
 INCOME TAXES, MINORITY
 INTERESTS AND
 EXTRAORDINARY INCOMES  (147,777)   (535,452)     (299,828)    (821,902)

INCOME TAXES                -           -             -            -

NET (LOSS) BEFORE
 MINORITY INTERESTS     (147,777)   (535,452)     (299,828)    (821,902)

MINORITY INTERESTS        10,187         (38)       (9,552)      39,393

EXTRAORDINARY INCOME        -           -             -          20,000

NET (LOSS)             $(137,590)  $(535,490)    $(309,380)   $(762,509)

(LOSS) PER SHARE

PRIMARY                $   (0.04)  $   (0.17)    $   (0.09)   $   (0.24)

FULLY DILUTED           $  (0.04)  $   (0.17)    $   (0.09)   $   (0.24)

                             TRANS ENERGY, INC.
              Consolidated Statements of Stockholders' Equity

                                                      Capital in
                                  Common Shares       Excess of    Accumulated
                                 Shares    Amount     Par Value      Deficit

Balance,
 December 31, 1994             3,024,122  $ 3,024    $3,612,852     $(866,643)

Common stock issued for
 services at $0.75 per share     100,000      100        74,900          -

Common stock issued on
 conversion of debentures at
 $0.90 per share                  50,000       50        44,950          -

Stock options issued for services   -        -          275,000          -
 (Note 8)

Common stock warrants issued
 (Note 8)                           -        -          109,750          -

Net loss for the year ended
 December 31, 1995                  -        -             -         (651,846)

Balance,
 December 31, 1995             3,174,122    3,174     4,117,452    (1,518,489)

Common stock issued for
   debenture                      55,555       56        49,944          -
  (Unaudited)

Common stock issued for services   9,000        9        23,991          -
  (Unaudited)

Common stock warrants issued
 (Note 8) (Unaudited)               -        -           66,000          -

Cancellation of stock options issued
  for services (Note 8) (Unaudited) -        -         (275,000)         -

Shareholders loans contributed
 to capital (Unaudited)             -        -          250,000          -

Net loss for the nine months ended
  September 30, 1996 (Unaudited)    -        -             -         (762,509)

Balance, September 30, 1996
  (Unaudited)                  3,238,677  $ 3,239    $4,232,387    $(2,280,998)

                              TRANS ENERGY, INC.
                    Consolidated Statements of Cash Flows


                                    For the Three Months   For the Nine Months
                                     Ended September 30,    Ended September 30,
                                     1995          1996      1995       1996
CASH FLOWS FROM
 OPERATING ACTIVITIES:           (Unaudited) (Unaudited) (Unaudited) (Unaudited)

  Net income (loss)               $(137,590) $(535,490) $  (309,380) $ (762,509)
  Adjustments to Reconcile
   Net Income to Cash
   Provided by Operating Activities:
    Depreciation and depletion       44,379     99,944      135,505     293,450
    Minority interest               (10,187)        38        9,552     (39,393)
    Common stock issued for services   -          -          75,000      24,000
  Changes in Operating Assets
   and Liabilities:
    Decrease (increase) in accounts
     receivable                     188,841     35,440      220,553      22,439
    Decrease (increase) in inventory   -       323,910         -          9,351
    Decrease (increase) in deposits    -          -              23        (136)
    Decrease (increase) in loan
     acquisition costs              (37,638)      -         (36,712)    (49,017)
    Increase (decrease) in
     accounts payable and
      accrued expenses             (271,406)   307,401     (328,806)    484,862
    Increase (decrease) in
     interest payable                 4,706      9,464       18,428     (13,357)

       Cash Provided (Used)
        by Operating Activities    (218,895)   240,707     (215,837)    (30,310)

CASH FLOWS FROM
 INVESTING ACTIVITIES:

  Purchase of subsidiary           (450,000)     -         (450,000)       -
  Increase in notes receivable       (2,870)     -           (5,451)       -
  Expenditures for property
   and equipment                   (522,456)  (44,169)     (573,766)    (82,508)

       Cash Provided (Used)
        by Investing Activities  $ (975,326) $(44,169)  $(1,029,217)  $ (82,508)

                              TRANS ENERGY, INC.
              Consolidated Statements of Cash Flows (Continued)

                                  For the Three Months  For the Nine Months
                                   Ended September 30,   Ended September 30,
                                     1995       1996       1995        1996
CASH FLOWS FROM FINANCING
 ACTIVITIES:                     (Unaudited) (Unaudited) (Unaudited) (Unaudited)

  Payment of deferred stock offering
   costs                           $(75,000)  $ (31,591)  $ (75,000)  $(156,591)
  Borrowings of long-term debt    1,303,052        -      1,420,622     551,309
  Loans to related parties             -         (1,313)       -         13,559
  Borrowings from related parties      -        111,820        -        200,135
  Principal payments on long-term debt -       (142,550)    (72,372)   (343,655)

      Cash Provided (Used) by
       Financing Activities       1,228,052     (63,634)  1,273,250     264,757

NET INCREASE (DECREASE)
 IN CASH                             33,831     132,904      28,196     151,939

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                 1,468      19,035       7,103        -

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                    $ 35,299    $151,939    $ 35,299    $151,939

CASH PAID FOR:

  Interest                         $ 60,870    $ 92,582    $125,090    $260,938
  Income taxes                     $   -       $   -       $   -       $   -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services   $  -      $   -       $ 75,000    $   -
  Conversion of debentures to equity $  -      $   -       $   -       $ 50,000
  Warrants issued for loan acquisition
   costs                             $  -      $   -       $   -       $ 66,000
  Shareholder loans contributed
   to capital                        $  -      $250,000    $   -       $250,000

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                 December 31, 1995 and September 30, 1996

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

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                 December 31, 1995 and September 30, 1996

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

       d.  Provision for Taxes

       At December 31, 1995, and September 30, 1996 the Company had net operating loss carryforwards totaling approximately $1,500,000 and $2,200,000, respectively, may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards is offset by a valuation allowance of the same amount.

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

       h. Accounts Receivable

       Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $9,700 at December 31, 1995 and September 30, 1996 after writing off all accounts determined to be uncollectible.

                             TRANS ENERGY, INC.
               Notes to the Consolidated Financial Statements
                  December 31, 1995 and September 30, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       i. Inventory

       Inventory at December 31, 1995 and September 30, 1996 consists of crude oil held for resale and is stated at the lower of cost (computed on a first-in, first-out basis) or market.

       j. Goodwill

       Goodwill was recorded from the purchase of Vulcan Energy Corporation on August 7, 1995 (see Note 2). The amount is amortized using the straight-line method over a useful life of five years. Accumulated amortization at December 31, 1995 and September 30, 1996 was $63,240 and $206,209,
       respectively.

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

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                 December 31, 1995 and September 30, 1996

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

NOTE 3 - LONG-TERM DEBT

       The Company had the following debt obligations at December
       31, 1995 and September 30, 1996:
                                                 December 31,      September 30,
                                                    1995               1996
                                                                    (Unaudited)
    Convertible Debentures (Note 5)              $  50,000         $       -


    Bank of Paden City, secured by gas pipeline,
      interest and principal payments of $1,846
      due monthly at 9.0% interest beginning
      March 1994.                                    7,505                 -

    Calhoun County Bank, secured by oil and
      gas well interests, payable in monthly
      installments of $3,136 including interest at
      variable rates, (lender's base rate of 9.75%
      as of December 31, 1995) matures
      September 1, 1996.                            59,472               53,166

    Calhoun County Bank, secured by oil and
      gas well interests, payable in monthly
      installments of $1,029 including interest at
      variable rates, (lender's base rate of 9,75%
      as of December 31, 1995) matures
      February 13, 1996.                             9,164                7,539

    Calhoun County Bank, secured by oil and
      gas well interests, payable in monthly
      installments of $3,651 including interest at
      variable rates, (lender's base rate of 9,75%
      as of December 31, 1995) matures
      February 19, 1996.                            43,359               36,455

    Balance forward                               $169,500             $ 97,160

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                 December 31, 1995 and September 30, 1996

NOTE 3 -      LONG-TERM DEBT (Continued)

                                                December 31,       September 30,
                                                    1995               1996
                                                                   (Unaudited)

    Balance forward                              $169,500             $ 97,160

    New York Life, secured by cash value in policy,
     principal and interest payments of $480 per
     month at 7.25% interest rate.                 18,617               18,617

    Wesbanco Bank, secured by oil and gas wells,
     principal and interest payments of $841 at
     12.5% interest rate, matures
     October 11, 1997.                            17,328                10,218

    Westbanco Bank, secured by vehicle,
     principal and interest payments of $155 at
     10.25% interest rate, matures
     September 30, 1997.                           3,115                 1,979

    First National Bank of St. Marys, $9,244
      payable monthly, 12.5% interest rate,
      secured by equipment.                      657,632               635,382

    Union Bank of Tyler County, interest at
      11.5% due quarterly, renewable,
      secured by equipment.                       19,810                19,810

    Note due private company, principal and
      interest of $163 payable monthly,
      interest rate of 10.75%, secured
      by vehicle.                                  4,997                 3,825

    United National Bank, interest payable
      quarterly, variable rate (prime 1%
      or 9.75% as of December 31, 1995),
      principal payment of $50,000 due
      annually, secured by equipment.            285,000               285,000

    Note due private individual, secured by officers'
      personal guarantee, due March 15, 1997,
      interest due monthly at 12%.               100,000               100,000

    Bank of Paden City, secured by officers'
      personal assets, demand note, interest
      payments due monthly at 9.75%.             100,000               100,000

    Note due private individual, secured by
      officers' personal guarantee, due May 31,
      1997, interest due monthly at 12%.         150,000               150,000

    Note due private company, secured by officers'
      personal assets, due on October 15, 1997,
      with interest at 18%.                      135,000                92,725

    Balance forward                           $1,660,999            $1,514,716

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                 December 31, 1995 and September 30, 1996

NOTE 3 -  LONG-TERM DEBT (Continued)
                                                December 31,       September 30,
                                                    1995                1996
                                                                   (Unaudited)

    Balance forward                               $1,660,999       $  1,514,716

    Note due private company, secured by
      officers guarantee, due September 30, 1997,
      with interest at 18%.                          100,000             53,200

    Notes due Secured Promissory Note Holders,
      secured by accounts receivable, due April
      24, 1997, with interest at 12%.                300,000            600,000

    Note payable to Ross Forbus in equal monthly
      installments of $6,529 with interest at 7.5%,
      secured by assets of subsidiary, matures on
      September 22, 2005.                            545,909            491,317

    Bank of Paden City, secured by officers personal
      assets, matures on August 19, 1996, interest
      due monthly at 10%.                             30,200             30,200

    Demand Note due Petrol Marketing Corporation
      on October 31, 1995 with no stated
      interest rate.                                  50,000             50,000

    Commercial Bank, secured by officers guarantee,
      due September 28, 1996, with interest at 11.25%.  -                12,995

    Bank of Paden City, secured by officers guarantee,
      due December 5, 1996 with interest at 10%.        -                20,000

    Note due private individual, secured by officers
     guarantee, due November 7, 1996, with interest
     at 20%.                                            -               100,000

    Various equipment purchase contracts secured
      by vehicles.                                    82,354             54,688

         Less Current Portion                       (554,540)        (1,040,169)

         Total Long-Term Debt                     $2,214,922         $1,886,947

    Schedule of Maturities

       1996                                 $554,540
       1997                                  954,785
       1998                                  160,735
       1999                                  143,938
       2000 and thereafter                   955,464

            Total                           $2,769,462

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                 December 31, 1995 and September 30, 1996

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

NOTE 6 - RELATED PARTY TRANSACTIONS

    a.  Loans

    At the end of December 1995, there were several related party loans payable and loans receivable outstanding. The receivable amount is non-interest bearing and considered short-term in nature. The payable amount is also non-interest bearing and considered long-term in nature. Loans receivable at December 31, 1995 and September 30, 1996 totalled $14,899 and $1,340, respectively. Loans payable at December 31, 1995 and September 30, 1996 totalled $683,586, and $633,722, respectively. In the third quarter of 1996, $250,000 of the loans payable were contributed to capital.

    b.  Management Agreement

    A Company owned by an officer of The Company's subsidiary Vulcan Energy Corporation (Vulcan) owns the remaining 20% of Vulcan's stock. The management company is entitled to a management fee of $252,000 per year and 20% of net profits before taxes loss 20% of the principal paid to the seller of Vulcan. This 20% net profits interest has had no effect on the Company's financial statements since the subsidiary has generated a net loss up through September 30, 1996.

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

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                 December 31, 1995 and September 30, 1996

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

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                 December 31, 1995 and September 30, 1996

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

                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                   December 31, 1995 and September 30, 1996

NOTE 12 - CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS (Continued)

                        For the
                        Period Ended
                        August 31,                   For the Year Ended
                          1995                         December 31, 1995

                         Vulcan            Trans
                         Energy            Energy and                  Proforma
                        Corporation        Subsidiaries   Adjustment  Combined

    OIL AND GAS SALES    $1,622,955         $2,828,162   $     -    $4,451,117

    COST AND EXPENSES

      Cost of oil and
       gas                1,493,811          2,392,907         -     3,886,718
      Selling, general and
       administrative        59,993            418,338         -       478,331
      Salaries and wages    142,444            178,558         -       321,002
      Depreciation, depletion
       and amortization      11,303            228,692      105,500    345,495

         Total Costs and
               Expenses   1,707,551          3,218,495      105,500  5,031,546

    INCOME (LOSS)
         FROM OPERATIONS    (84,596)          (390,333)    (105,500) (580,429)

    OTHER INCOME (EXPENSE)

      Interest income           697                444         -         1,141
      Interest expense       (1,004)          (209,050)    (112,006)  (322,060)
      Gain on disposition
            of assets         7,683              2,046         -         9,729
      Bad debt expense         (500)           (44,550)        -       (45,050)

         Total Other Income
              (Expense)       6,876           (251,110)    (112,006)  (356,240)

    NET INCOME (LOSS) BEFORE
     MINORITY INTERESTS     (77,720)          (641,443)    (217,506)  (936,669)

    MINORITY INTERESTS         -               (10,403)        -       (10,403)

    NET INCOME (LOSS)      $(77,720)         $(651,846)  $ (217,506) $(947,072)

    EARNINGS (LOSS)
          PER SHARE        $  (0.02)         $   (0.21)  $    (0.07) $   (0.30)

                              TRANS ENERGY, INC.
                    S.F.A.S.  69  Supplemental Disclosures
                   December 31, 1995 and September 30, 1996
                                 (Unaudited)


S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


    (1)                 Capitalized Costs Relating to
                       Oil and Gas Producing Activities

                                             December 31,          September 30,
                                                 1995                 1996
                                                                   (Unaudited)
    Proved oil and gas producing properties
     and related lease and well equipment     $3,733,388          $ 3,759,301
    Accumulated depreciation and depletion      (390,540)            (431,976)

    Net Capitalized Costs                     $3,342,848          $ 3,327,325


    (2)            Costs Incurred in Oil and Gas Property
            Acquisition, Exploration, and Development Activities

                                   For the              For the Nine
                                   Year Ended           Months Ended
                                  December 31,          September 30,
                                    1995                1996
                                                       (Unaudited)
    Acquisition of Properties
       Proved                     $    -               $    -
       Unproved                     100,000                 -
    Exploration Costs                  -                    -
    Development Costs                  -                  25,913


    The Company does not have any investments accounted for by the equity method.

                              TRANS ENERGY, INC.
                    S.F.A.S.  69  Supplemental Disclosures
                   December 31, 1995 and September 30, 1996
                                 (Unaudited)

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

    (3)                   Results of Operations for
                             Producing Activities

                                              For the       For the Nine
                                            Year Ended       Months Ended
                                           December 31,     September 30,
                                                1995          1996
                                                             (Unaudited)

    Sales                                  $ 205,152         $ 253,692

    Production costs                        (110,141)         (136,202)
    Depreciation and depletion               (10,556)           (9,952)

    Results of operations
     for producing activities
     (excluding corporate
     overhead and interest
     costs)                                $  84,455         $ 107,538


    (4)                  Reserve Quantity Information

                                                 Oil        Gas
                                                 BBL        MCF
    Proved developed and undeveloped reserves:

    Balance, December 31, 1994                 200,485  1,457,405

        Production                              (1,103)   (89,874)
    Quantity estimates made                       (312)   422,123

    Balance, December 31, 1995                 199,070  1,789,654
      (Unaudited)

        Production                              (2,208)   (72,306)
        Quantity estimates made                   -          -

    Balance, September 30, 1996                196,862  1,717,348

       Proved developed reserves:
                                                Oil         Gas
                                                BBL         MCF

         Beginning of the year 1995            200,485  1,457,405
         End of the year 1995                  199,070  1,789,654
         Beginning of the year 1996            199,070  1,789,654
         End of September 1996                 196,862  1,717,348

                              TRANS ENERGY, INC.
                     S.F.A.S 69 Supplemental Disclosures
                   December 31, 1995 and September 30, 1996

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

(5)                   Standardized Measure of Discounted
                      Future Net Cash Flows Relating to
                         Proved Oil and Gas Reserves

                             At December 31, 1995

                                                       Trans Energy
                                                            and
                                                         Subsidiaries
Future cash inflows                                      $19,846,963
Future production and development costs                   (7,125,060)
Future net inflows before income taxes                    12,721,903
Future income tax expense                                 (4,325,447)
Future net cash flows                                      8,396,456
10% annual discount for estimated timing of cash flows    (4,332,571)

Standardized measure of discounted future net cash flows  $4,063,885


                            At September 30, 1996
                                 (Unaudited)
                                                         Trans Energy
                                                             and
                                                        Subsidiaries
Future cash inflows                                      $19,358,130
Future production and development costs                   (6,937,592)
Future net inflows before income taxes                    12,420,538
Future income tax expense                                 (4,222,983)
Future net cash flows                                      8,197,555
10% annual discount for estimated timing of cash flows    (4,251,160)

Standardized measure of discounted future net cash flows $ 3,946,395

Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

                              TRANS ENERGY, INC.
                     S.F.A.S 69 Supplemental Disclosures
                   December 31, 1995 and September 30, 1996

S.F.A.S 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                             For the              For the Nine
                                           Year Ended            Months Ended
                                           December 31,           September 30,
                                               1995                1996
                                                                 (Unaudited)

Standardized measure, beginning of year      $3,602,626          $ 4,063,885
Oil and gas sales, net of production costs     (107,818)            (117,490)
Sales of mineral in place                          -                    -
Quantity estimates made                         569,077                 -

Standardized measure, end of period          $4,063,885          $ 3,946,395

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

                                             December 31,        September 30,
                                                 1995                1996
                                                                  (Unaudited)
Weighted average outstanding
 shares based on primary
 earnings per share                           3,116,435            3,233,298

Primary earnings per share                   $    (0.21)          $    (0.24)

Weighted average outstanding
 shares based on fully
 diluted earnings per share                   3,182,415            3,233,298

Fully diluted earnings per share             $    (0.20)          $    (0.24)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three month and nine month periods ended September 30, 1996 and 1995. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                             Three Months Ended     Nine Months Ended
                                September 30,         September 30,
                             1996          1995    1996        1995
                                  (Unaudited)         (Unaudited)
Total revenues . . . . . . .  100%          100%    100%        100%
Total costs and expenses . .  128           118     119         114
Net income (loss) before
  income taxes and
  minority interest. . . . .  (28)          (18)    (19)        (14)
Income taxes . . . . . . . .    -             -       -           -
Minority interest. . . . . .    1             1       1          (1)
Net income (loss). . . . . .  (27)          (17)    (18)        (15)


Results of Operations

  Total revenues for the three month period ended September 30, 1996 ("third quarter of 1996") and the nine month period ended September 30, 1996 ("first nine months of 1996"), increased 130% and 102%, respectively, as compared to the corresponding periods for 1995 ("third quarter of 1995" and "first nine months of 1995", respectively). This increase is primarily attributed to the acquisition by the Company of Vulcan Energy Corp. ("Vulcan") on August 7, 1995. During the first nine months of 1996, the Company has provided a line of credit to Vulcan which has allowed Vulcan to purchase larger quantities of oil than it was historically able to finance. The increase in revenues is also due to the increase in the market prices for natural gas and oil in 1996.

  Total costs and expenses as a percentage of total revenues increased for the third quarter of 1996 as compared to the corresponding 1995 period, and also increased for the first nine months of 1996 as compared to the first nine months of 1995. Actual costs and expenses for the third quarter of 1996 and first nine months of 1996 increased 150% and 110%, respectively, as compared to the corresponding 1995 periods. These increases are primarily attributed to the 192% increase in cost of oil and gas sales for the third quarter of 1996, and the 143% increase in the cost of oil and gas sales for the first nine months of 1996. Because the increase in the costs of sales was larger than the increase in sales, the Company's loss from operations increased from $86,907 to $433,406, and from $169,038 to $555,393 in the comparative three month and nine month periods of 1996.


  Salaries and wages decreased 46% and 51% for the third quarter of 1996 and first nine months of 1996, respectively, due to the issuance by the Company in 1995 of common stock for additional compensation for services rendered to the Company valued at $75,000. Depreciation and depletion increased 125% for the third quarter of 1996 and 117% for the first nine months of 1996, respectively, because of the goodwill acquired in the Vulcan purchase. Interest increased 68% for the third quarter of 1996 and 104% for the first nine months of 1996, respectively, as compared to the respective corresponding periods in 1995, attributed to the debt incurred in the Vulcan acquisition.
General and administrative expenses increased 66% for both the third quarter of 1996 and the first nine months of 1996 as compared to the corresponding 1995 periods, reflecting increased overhead due to the Company's expanded oil sale operations.

  The Company's subsidiary, Tyler Construction Company, continued to generate losses which resulted in an adjustment to the minority interest account of $38 for the third quarter of 1996 and $39,393 for the first nine months of 1996. The Company experienced net losses for the third quarter and first nine months of 1996 of $535,490 and $762,509, respectively, compared to net losses of $137,590 and $309,380 for the corresponding 1995 periods, primarily attributed to the increase in the cost of oil and gas sales and the increased overhead activities of the Company.

  For the remainder of 1996, management expects salaries and wages and other general and administrative expenses to remain at approximately the same rate that existed in the third quarter of 1996. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and revenues are expected to fluctuate with market prices of oil and gas during the remainder of 1996.

Net Operating Losses

  The Company has accumulated approximately $2,200,000 of net operating loss carryforwards as of September 30, 1996, which may be offset against future taxable income through the year 2011 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the period ended September 30,1996 because the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

  Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. As of September 30, 1996, the Company's working capital was a negative
$1,646,111 compared with a negative $862,222 at December 31, 1995. This decrease in working capital for the first nine months of 1996 is primarily attributed to due dates of certain loans to the Company which will become due in less than one year from September 30, 1996.

  The Company believes that in the absence of the public offering, cash flows from operations will be sufficient to cover the general and administrative costs of the Company, including salaries and wages. The Company used $30,310 in cash in its operating activities for the nine month period ended September 1996, compared to $215,837 in the corresponding 1995 period. In the event that the proposed public offering does not close before December 31, 1996, the Company would immediately negotiate the extension of the current portion of its long-term debt which makes up almost one-half (49%) of current liabilities. Management believes that it can negotiate an extension of the due dates of approximately $800,000 of the current portion of its long-term debt for an additional one-year period. The Company also believes that $600,000 of the $800,000 previously discussed could be converted into stockholders' equity. For the balance of the approximately $200,000 of the current portion of its long-term debt, the Company believes that it will be able to secure financing from both private and institutional lenders. The Company has in place a $1,000,000 line of credit for the factoring of Vulcan's accounts receivable which enables Vulcan to buy and sell oil at its present levels. The Company, in anticipation of further growth, has expanded its overhead activities. In the event the proposed public offering does not occur, the Company intends to eliminate costs associated with such expansion, approximately $15,000 per month, without affecting revenues. Such elimination would be effective starting January 1, 1997.

  As of September 30, 1996, the Company had total assets of $6,585,525 and total stockholders' equity of $1,954,628, compared to total assets of $6,746,228 and total stockholders' equity of $2,602,137 at December 31, 1995. This represents a $160,703 (2%) decrease in total assets and a $647,509 (25%) decrease in total stockholders equity. For this same period, cash increased from $0 to $151,939 and total current assets increased 35% due to increased cash. Total current liabilities increased 75% from December 31, 1995 to September 30, 1996, primarily due to certain loans of the Company which become due in less than one year from September 30, 1996.

  The Company's current portion of its long term debt is $1,040,169. In 1995 and 1996, certain outstanding convertible debentures having a face value of $95,000 plus accrued interest, were converted to common stock.

  For the third quarter of 1996 cash provided by the Company's operating activities was $240,707 compared to cash used of $218,895 for the third quarter of 1995. For the first nine months of 1996, cash used by operating activities was $30,310 compared to cash used of $215,837 for the corresponding period in 1995. Net cash used by investing activities for the third quarter and first nine months of 1996 was $44,169 and $82,508, respectively, compared to $975,326 and $1,029,217 for each of the corresponding periods of 1995. The decreases for the 1996 periods are attributed to decreases in expenditures by the Company for property and equipment and also acquisitions during the 1996 periods. Cash used by financing activities for the third quarter of 1996 was $63,634 and cash provided for the first nine months of 1996 was $264,757, respectively, compared with cash provided of $1,228,052 and $1,273,250 for the corresponding 1995 periods. The decreases for the 1996 periods are directly attributed to a decrease in borrowing by the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)     Exhibit 27 - Financial Data Schedules

    (b)     Reports on Form 8-K

       No report on Form 8-K was filed by the Company during the three month period ended September 30, 1996.

                                  SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TRANS ENERGY, INC.



Date:  November 19, 1996        By       /S/ Loren E. Bagley
                                            (Signature)
                               LOREN E. BAGLEY, President,
                                Chief Executive Officer and
                                Principal Financial Officer