Form 10KSB/A
period 1995-12-31
TRANS ENERGY INC
filed 1996-12-16
CIK 919721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             Amendment No.  1

                                    to

                               FORM 10-KSB/A
(Mark One)
          Annual Report Pursuant to Section 13 or 15(d) of
          The Securities Exchange Act of 1934

               For the Fiscal Year Ended December 31, 1995

          Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                     Commission File Number   0-23530

                            TRANS ENERGY, INC.
              (Name of small business issuer in its charter)

         Nevada                                  93-0997412
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

     210 Second Street, P.O. Box 393, St. Marys, West Virginia  26170
           (Address of principal executive offices)  (Zip Code)

Issuer's telephone no.:  (304) 684-7053

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                    None

Securities registered pursuant to Section 12(g) of the Exchange Act:
                           Common, $.001 par value
                             (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year.
$2,828,162

     State the aggregate market value of the voting stock held by non-affiliates computed by reference  to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days.
   $6,220,135      (Based on price of    $5.00 per share on
December 9, 1996)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
     Class             Outstanding as of

   December 9, 1996
Common Stock, Par Value               3,238,677
   $.001 per share

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   NONE

Transitional Small Business Disclosure Format.   Yes    No

                            TRANS ENERGY, INC.

                             TABLE OF CONTENTS

                                                             Page

                                  PART I

Item 1    Description of Business  . . . . . . . . . . . . .   1

Item 2    Description of Property. . . . . . . . . . . . . .  14

Item 3    Legal Proceedings. . . . . . . . . . . . . . . . .  16

Item 4    Submission of Matter to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . .  16

                                  PART II

Item 5    Market for Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . .  17

Item 6    Management's Discussion and Analysis or Plan
          of Operation . . . . . . . . . . . . . . . . . . .  18

Item 7    Financial Statements . . . . . . . . . . . . . . .  22

Item 8    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . .  45

                                 PART III

Item 9    Directors, Executive Officers, Promoters and
          Control persons; Compliance with Section 16(a)
          of the Exchange Act. . . . . . . . . . . . . . . .  45

Item 10   Executive Compensation . . . . . . . . . . . . . .  47

Item 11   Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . .  47

Item 12.  Certain Relationships and Related Transactions . .  49

                                  PART IV

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . .  53

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  54

                                  PART I

Item 1.   Description of Business

History

     Trans Energy, Inc. (the "Company") is primarily engaged in the exploration, development, production, transportation and marketing of natural gas and oil within the Appalachian Basin, particularly located in Northwestern West Virginia. The Company owns and operates 105 oil and gas wells and also owns and operates over 100 miles of major transmission lines located within West Virginia in the Counties of Ritchie, Tyler, Doddridge, and Pleasants. The Company has approximately 7,175 leasehold acres in the "Rose Run" formation in the State of Ohio and approximately 2,200 leasehold acres in its Sistersville, West Virginia field. In addition, the Company also engages in oil gathering and marketing in Southeastern Texas through its subsidiary, Vulcan Energy Corporation
("Vulcan").

     The Company was originally organized on January 16, 1964 under the laws of the State of Idaho as Alter Creek Mining Company, Inc. In January, 1988, the Company entered into a transaction whereby it acquired certain assets, consisting of oil and gas leases, and certain liabilities of Ben's Run Oil Company, a partnership formed in 1984 (hereinafter "Ben's Run") and owned by Stanley P. Wilcox and John B. Sims, in exchange for 390,000 shares (post-split as hereinafter defined) of authorized but previously unissued common stock of the Company. In connection with the transaction, the Company changed its corporate name to Apple Corp.

     On January 30, 1989, the Company acquired from Black Petroleum Corporation, a Massachusetts corporation (hereinafter "Black Petroleum"), certain interests in gas and oil producing properties, consisting of over 100 gas and oil wells located in Texas, Oklahoma, Kansas and West Virginia, and assumed certain liabilities related to said properties in exchange for $100,000 in cash, 160,790 shares (post-split) of the Company's authorized but previously unissued common stock, and a 3/16 override on all wells more than fifty percent (50%) owned. Pursuant to this transaction, Black Petroleum also received certain anti-dilution rights relating to its percentage ownership of the Company's common stock and a stock purchase warrant to acquire additional shares of the Company's common stock. Both the anti-dilution provisions and the stock purchase warrant expired in January, 1994. Black Petroleum does retain certain registration rights entitling it to include in a registration statement filed by the Company, up to 50% of its shares acquired in the transaction. The Company subsequently disposed of several of the wells retaining only wells located in West Virginia.

     At the Company's Special Meeting of Shareholders held September 22, 1993, the shareholders approved the following: (i) the proposal to effect a reverse stock split on the outstanding shares of the Company's common stock on a two (2) shares for five
(5) shares basis; (ii) the proposal to acquire certain oil and gas assets and capital stock in exchange solely for shares of the Company's common stock (as further described below); and (iii) the proposal to effect the necessary corporate action to change the domicile of the Company from the State of Idaho to the State of Nevada and to change the corporate name to Trans Energy, Inc.

     On November 5, 1993, the Board of Directors incorporated a new corporation in the State of Nevada in the name of Trans Energy, Inc. with the specific intent of effecting a merger between Trans Energy, Inc. of Nevada and Apple Corp. of Idaho. The sole purpose of the merger was to change the domicile of the Company to the State of Nevada. On November 15, 1993, Apple Corp. and the newly formed Trans Energy, Inc. of Nevada executed a merger agreement whereby the shareholders of Apple Corp. exchange all of their issued and outstanding shares of common stock for an equal number of shares of Trans Energy, Inc. common stock. Trans Energy, Inc. was the surviving corporation and Apple Corp. was dissolved. The sole shareholder of Trans Energy, Inc. holding one share of common stock prior to the merger, returned his share to the Company for cancellation. As a result of the transaction, the Company became a corporation domiciled in Nevada and the Idaho corporation (Apple Corp.) was dissolved.

     Shareholders who owned shares of Apple Corp. common stock prior to November 15, 1993, became the owners of Trans Energy, Inc. (Nevada) common stock, and their shares have been reverse split pursuant to the two shares for five shares split ratified by the shareholders on September 22, 1993.

     The Company's principal executive offices are located at 210
Second Street, P.O. Box 393, St. Marys, West Virginia 26170, and its telephone number is (304) 684-7053.

Business Development

     The Company operates primarily in the Appalachian Basin principally in Northwestern West Virginia, and, to a lesser extent, in central Ohio. In Northwestern West Virginia, shallow wells drilled to a depth of up to 6,000 feet are characterized by long producing lives with low-volume production from low permeability reservoirs with a thickness ranging from 10 to 40 feet. A typical shallow well will encounter commercial gas production from between 4 and 10 separate and distinct production horizons including Big Injun, Gordon, Wier and Benson. Due to mechanical and technical limitations, it is usually possible to produce only up to 2 to 5 of these formations simultaneously, and consequently, necessitates either the drilling of a twin well or recompletion of the original well at a later date where multiple productive formations are penetrated.

     The Company intends to focus its activities in the Appalachian Basin, which is geographically one of the largest gas and oil producing regions as well as the oldest gas and oil producing region in the United States. Operators in the Appalachian Basin historically have experienced high drilling success rates in the formations of the Basin, with wells generally producing for more than 25 years although at low production volumes. The Appalachian Basin is located in close proximity to the largest gas markets in the United States and, historically, this has generally resulted in wellhead gas prices somewhat higher than those prices received in the Gulf Coast and the Mid-Continent producing regions.

     The Company's business strategy is to economically increase its reserves, production and sale of gas and oil from existing and acquired properties in the Appalachian Basin and elsewhere in order to maximize stockholders' return over the long term. The Company's strategic location in West Virginia enables the Company to actively pursue the acquisition and development of producing properties in that area that will enhance the Company's revenue base without proportional increases in overhead costs. The Company has directed its attention to Appalachian Basin properties in which it will have a significant ownership interest and will serve as operator.

     To accomplish this strategy, the Company has focused on increasing its gas and oil revenues through well recompletions, property acquisitions and exploitation programs. Since 1992, the Company's proven reserves of natural gas and oil have increased by an aggregate of 71% and 1%, respectively. There can be no assurance, however, that the Company will be able to continue to expand its proven reserves of natural gas and oil.

     Following the acquisition of the Ben's Run oil and gas leases in 1988, the Company became actively engaged in the operation of oil and gas wells. However, revenue realized by the Company's oil and gas sales decreased annually from 1990. Early in 1993, management determined that an overall evaluation of the Company's properties was proper and that it would be in the best interest of the Company to consolidate its current holdings and make new acquisitions that would presumably lead to increased future revenues.

     At the Company's Special Meeting of Shareholders held September 22, 1993, the Board of Directors presented a plan to the shareholders whereby the Company would acquire, pursuant to four separate agreements, certain oil and gas assets, including wells and pipelines, in exchange solely for shares of the Company's authorized but previously unissued common stock. As a result of the vote on the proposal, the shareholders approved the acquisitions which are summarized below:

     Tyler Construction Company, Inc.

     Pursuant to the Stock Acquisition Agreement executed September 22, 1993, the Company acquired an interest equal to 65% of the total outstanding shares of Tyler Construction Company, Inc. ("Tyler Construction"), a West Virginia corporation with offices in St. Marys, West Virginia. Tyler Construction owns and operates a natural gas gathering pipeline system serving the industrialized Ohio Valley. Its system delivers natural gas to industrial users located along the Ohio River and intercepts major transmission lines of other major corporations including Carnegie Natural Gas, Consolidated Natural Gas and Columbia Natural Gas. Tyler Construction owns and operates 27 miles of six-inch pipeline and 10 miles of four-inch pipeline.

     In exchange for the 65% interest, the Company issued to Loren
E. Bagley and William F. Woodburn, the holders of the 65 shares of Tyler Construction equaling 65% of its total outstanding shares, 750,000 shares of the Company's authorized but previously unissued common stock, post-split. Mr. Bagley, President of the Company, and Mr. Woodburn, Vice President and a director of the Company and also President of Tyler Construction, did not participate in the vote by the Company's Board of Directors to acquire
Tyler Construction.

     Tyler Construction's trunk line system consists of a six-inch pipeline that begins at the town of St. Marys, West Virginia, located on the Ohio River in the County of Pleasants in western West Virginia, and proceeds twenty-seven miles due east to Bradden Station, West Virginia. Near Bradden Station, the pipeline intercepts major transmission lines of Carnegie Natural Gas, Consolidated Natural Gas and Columbia Natural Gas. An intercepting line consisting of ten miles of four-inch pipeline begins at a point eight miles east of St. Marys and proceeds north 10 miles to an industrial park located seven miles south of Sistersville, West Virginia. At this point, gas is delivered to OSI Specialties (formerly Union Carbide) and Consolidated Aluminum Corporation of America under a marketing agreement with Sancho Oil & Gas Corporation ("Sancho"). Pursuant to its agreement with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 15-year contract that Sancho entered into with Hope Natural Gas in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho charges the end user less a $.05 per mcf marketing fee paid to Sancho. The price of the natural gas is based upon an index that includes the residential gas commodity charge of Hope Natural Gas.

     Spencer Wells

     Also on September 22, 1993, the Company acquired from Mr. Dennis L. Spencer, all rights, title and interest to six producing oil and gas wells located in West Virginia, in exchange for 500,000 shares (post-split) of the Company's authorized but previously unissued common stock. Five of the wells identified as "Fowler", "Goff", "Locke", "McGill" and "Workman" are situated in Ritchie County in a proven reservoir field. The remaining well identified as "Spencer", is located in Tyler County. All six wells were completed in 1991 and have been producing oil and gas through the date hereof.

     At the time of the acquisition of the wells Mr. Spencer was a nominee to become a director of the Company and is presently a director and Secretary of the Company. Mr. Spencer did not participate in the vote by the Company's Board of Directors to acquire the wells.

     The Pipeline, Ltd.

     Also on September 22, 1993, the Company entered into the Asset Acquisition Agreement with Tyler Pipeline, Inc., a West Virginia corporation ("Tyler Pipeline"), whereby the Company acquired all rights, title and interest in the natural gas gathering pipeline system known as The Pipeline, Ltd., a four-inch pipeline that begins at Twiggs, West Virginia, nine miles east of St. Marys, where it intercepts Tyler Construction's trunk line system and proceeds due south for a distance of six miles. The Pipeline, Ltd. system is used for purchasing gas from third party producers.

     In exchange for The Pipeline, Ltd., the Company issued to Tyler Pipeline 250,000 shares of the Company's authorized but previously unissued common stock, post-split. Mr. Woodburn, Vice President and a director of the Company, is also President and owns 50% of Tyler Pipeline. Mr. Bagley, President and a director of the Company, also owns 50% of Tyler Pipeline. Neither Mr. Woodburn nor Mr. Bagley participated in the vote by the Company's Board of Directors to acquire The Pipeline, Ltd.

     Ritchie County Gathering Systems, Inc.

     Pursuant to the Stock Exchange Agreement executed on September 22, 1993, the Company acquired all the issued and outstanding capital stock of Ritchie County Gathering Systems, Inc., a West Virginia corporation ("Ritchie County Gathering"), in exchange for 500,000 shares (post-split) of the Company's authorized but previously unissued common stock. Ritchie County Gathering owns and operates a four-inch natural gas gathering line which begins five miles south of Cairo, West Virginia at Rutherford, and proceeds due south for 4.6 miles, crossing the Mellon Ridge and ending at Macfarlan Creek approximately 1/2 mile north of the South Fork of the Hughes River. The Ritchie County Gathering pipeline is used for purchasing gas from third party producers.

     Mr. Bagley, President and a director of the Company and also
President of Ritchie County Gathering, did not participate in the vote by the Company's Board of Directors to acquire Ritchie County Gathering.

Current Business Activities

     The Company is actively engaged in the operation of its oil and natural gas properties and in the transportation and marketing of its natural gas through its transmission systems. In addition, through Vulcan the Company is actively engaged in lease crude gathering and marketing. Management has expressed its desire to acquire additional oil and natural gas properties and to become more involved in exploration and development, specifically on its Rose Run acreage in Ohio and Sistersville acreage in West Virginia.

     Management intends to continue to develop and increase the production from the oil and natural gas properties that it currently owns. In order to increase production, the Company must put the necessary pumping equipment on the wells so that the fluid can be artificially lifted to the surface. The Company projects that it will attempt to increase the production of approximately ten of its wells during the first half of 1996 at a projected cost of approximately $125,000. In addition to equipping the oil and gas wells, the Company intends to re-enter certain of its wells and recomplete the wells in different oil and gas bearing zones. Management has not yet determined the estimated cost of this project.

     Although the Company will continue to transport and market natural gas through its various pipelines, there are no current plans to acquire or to lay any additional pipeline systems in 1996.

     Apart from its Rose Run drilling project, the Company has not drilled any new wells in the last three years. No new drilling is projected except in the Rose Run and Sistersville areas discussed below.

Rose Run.

     In 1994, the Company purchased approximately 14,000 leasehold acres in the "Rose Run" formation in the State of Ohio for a total purchase price of $287,000. The acreage was acquired from Tyler Pipeline, Inc., which is owned by the President and Vice President of the Company, in part for forgiveness of receivables due from those individuals. The balance of the purchase price of $135,867 is carried on the Company's financial statements as a related party loan payable.

     The development of the Rose Run formation as a productive oil and gas producing area has been achieved through the application of seismic exploration techniques and the correlation of subsurface data to the geology of this area of the Appalachian Basin. The seismic profiles have provided geologists and geophysicists with a two-dimensional ("2-D") profile, or cross section, of the area several thousand feet below the surface. Since the advent of seismic testing in the Ohio portion of the Rose Run area, the overall drilling success rate in the area in the last six years has increased from 24% to over 60%.

     The Company entered into an oral arrangement with a co-venturer for the drilling and completion of a minimum of one oil and gas well on the Rose Run acreage. In addition to the exploration activities of the venture, several miles of 2-D seismic were run to determine if other potential drilling sites are located on the leasehold acreage. During June 1995, the Company's co-venturer drilled an exploratory well in the Rose Run acreage which proved to be a "dry hole." The Company did not pay for any of the costs associated therewith and all activities in connection with such drilling activities were undertaken and paid for by the Company's co-venturer. Any future exploration activities by the Company and its co-venturer are subject to mutual agreement between the Company and its co-venturer. Presently no such agreement exists or is contemplated. The Company presently intends to continue seismic mapping of the Rose Run.

     Recently, three-dimensional ("3-D") seismic testing has become available in the Appalachian Basin. 3-D testing has been used successfully in other areas of the country, particularly Texas. Unlike 2-D testing which provides a cross-sectional view of the subsurface of the Earth, 3-D testing provides a full, three dimensional view of the subsurface. Such views allow for greater precision in the location of potential drilling sites. 3-D testing allows potential drillers to obtain accurate estimates of the size of oil and gas bearing structures and the profile of the structure. 2-D testing only informs the driller that an oil and gas bearing structure is in a particular area, without giving information as to size and shape. Without an accurate estimate of the size of the oil and gas bearing structures, it is difficult to accurately estimate the reserves in the structure, and, thus, the economic viability of drilling into a particular structure. Without an accurate profile of the structure, a driller may not hit the most economical portion of the structure.

     Water pressure primarily is responsible for the movement of oil within the Company's Rose Run acreage. Gas pressure also accounts for a certain degree of oil movement in the area. Where water pressure is the cause of oil movement, finding the apex of the oil bearing structure is critical. Drilling into the apex of such a structure usually assures that a maximum amount of oil, and a minimal amount of water, will be recovered from a well. Hitting such a zone elsewhere than at the apex will result in a lower proportion of oil to water and reduced rates of recovery.

     The Company will use the 3-D technique in the Rose Run area and, if successful, management believes that use of 3-D testing will give the Company a competitive advantage in the Rose Run area of Ohio. If the 3-D technique proves viable in the Rose Run, the Company intends to use the 3-D technique in its other potential producing areas held by the Company. The Company intends to run 3-D seismic tests over a three square mile area of the Rose Run acreage to obtain more accurate data on the location of gas and oil bearing structures. Depending upon the results of the 3-D seismic testing, the Company intends to initiate further exploratory drilling on the Rose Run acreage. If the Rose Run formation is found to be productive, the Company would most likely shift its emphasis to the Rose Run project and would devote more time and monies to the development of this project as funding becomes available. The target depth of the Rose Run acreage is a relatively shallow 2,800 feet. At that depth, the cost of drilling a dry hole is approximately $70,000. If a well is determined to be commercially productive, an additional $40,000 in expenses are required to complete the well. Depending on the results of its 3-D study, the Company intends to drill up to five developmental wells.

Sistersville.

     On August 4, 1995, the Company purchased approximately 2,200 acres in a known producing field located near Sistersville, West Virginia for $100,000. The Sistersville field has been operation since the 1890's, although at a very low level for the past ten years. The field contains portions of the Big Injun and Keener sands formations, both well known oil and gas bearing formations, which are the zones the Company intends to explore. These formations are approximately 1,700 feet deep. The purchase of its Sistersville acreage makes the Company the largest owner in acreage in the Sistersville field.

     The Company intends to explore the Sistersville acreage using a technique called horizontal drilling in which a well is drilled horizontally into an oil bearing zone and the oil pumped out using conventional pumping techniques. This technique presently is in use at one well site in the area and the well is producing oil and gas on a daily basis in commercial quantities. The Company estimates that the cost of each horizontal well is approximately $600,000. Commencement of drilling of the Company's first horizontal well is scheduled for the summer of 1996. The results of the first well will then be analyzed over an estimated period of four months. If the results of the first well are successful, the Company intends to drill a series of horizontal wells in the area.

Vulcan Energy Corporation.

     On July 19, 1995 the Company entered into a Letter of Intent with Petrol Marketing Corporation ("PMC") related to the intended acquisition by the Company of one hundred percent (100%) of the issued and outstanding shares of capital stock of Vulcan. In reliance upon and pursuant to the basic terms of the Letter of Intent, on August 7, 1995 the Company and PMC executed an Assignment of Contract whereby PMC assigned all of its right, title and interest and obligations in a certain Agreement of Contract for the Sale of Corporate Stock (the "Vulcan Contract"). The Vulcan Contract provided for the purchase by PMC of all issued and outstanding capital stock of Vulcan (the "Vulcan Shares") from Ross
O. Forbus, the sole shareholder of Vulcan, for a purchase price of $650,000.

     Under the terms of the Assignment of Contract, for the sum of $150,000 and other consideration, the Company acquired the right to purchase the Vulcan Shares from Mr. Forbus. In addition to the payment to PMC of $150,000, the Company also agreed to assign to PMC twenty (20%) percent of the Vulcan Shares, and an additional twenty (20%) percent net profits interest, before taxes, in Vulcan, less twenty (20%) percent of the principal paid on a certain promissory note to Mr. Forbus in the original principal amount of $550,000 (the Forbus Note ) upon closing of the Vulcan Contract.

     Upon execution of the Assignment of Contract, the Company concluded the purchase of the Vulcan Shares pursuant to the Vulcan Contract for the purchase price of $100,000 in cash paid to Mr. Forbus at the closing, the assumption by the Company of $300,000 of debt that was paid at the closing, and a promissory note to Mr. Forbus in the amount of $550,000 payable in ten (10) years with interest at seven and one-half (7-1/2%) percent per year payable in monthly installments.

     In order to secure the cash required at the closing to complete the acquisition, the Company placed $300,000 in secured notes and also obtained a loan of $100,000 from the Bank of Paden City. The Company intends to make payments on the promissory note to Mr. Forbus from the funds derived from the Company's operations.

     Vulcan is located in Poteet, Texas, approximately fifteen miles southwest of San Antonio. The principal part of Vulcan's business involves the gathering and marketing of oil, in which it has been active for the past nine years. Vulcan gathers crude oil of various grades from independently owned producing well sites through oral agreements typically terminable upon thirty (30) days notice. Such well sites are situated within an approximately seventy-five mile radius of Poteet. Vulcan's area of operation includes the cities of Corpus Christi, Houston, Galveston and Brownsville, Texas. Once gathered, Vulcan stores the gathered crude until sufficient quantities are available for transport to pipelines and delivers such oil under contracts into one of three major independent pipelines owned and operated by Cardinalis, Conoco or Gulf Mark. Oil is delivered directly to the pipelines by Vulcan's trucks and is metered into these pipelines through a Vulcan owned or leased LACT (lease acquisition transfer) station which automatically meters the oil and delivers a receipt which states the date and volume of, and other pertinent information about, oil delivered. Currently Vulcan is delivering an aggregate of approximately 800 to 1,000 barrels of oil per day into the pipelines. Vulcan presently owns seven LACT's of which four are in operation. Vulcan also uses a LACT owned by a third party at no cost to Vulcan under an oral arrangement with a third party.
Vulcan owns the meter and certain other components to such LACT. Such LACT is immediately adjacent to an existing but non-operating LACT owned by Vulcan.

     Vulcan deals directly with its customers and does not use oil brokers, thereby increasing the return on its activities. Payment for oil delivered to LACT's is made to Vulcan by end users and includes both the base price for the type of oil delivered and a transportation charge which averages approximately $1.50 per barrel.

     Vulcan's arrangements with its suppliers require payment by the 21st day of the month following the month in which a supplier delivers oil to Vulcan. Consequently, Vulcan requires substantial amounts of available cash to pay its suppliers. Failure to pay suppliers on a timely basis could result in the termination of Vulcan's supply arrangements. In the event Vulcan is unable to generate sufficient cash from operations or other sources, such inability would have a material adverse impact on Vulcan's business.

     Pricing of the oil in the areas serviced by Vulcan is based on regional prices determined by, among other things, the supply of and demand for oil at various locations and the distance the oil has to be trucked to a delivery point, typically a LACT. A base price is quoted by end users in a particular area to which a premium is added based on the cost of delivery of the oil to the end user. The size of the premium is in inverse proportion to the distance the oil must be delivered to the end user. Vulcan maintains several LACT's at various locations within the area it serves in order to take advantage of regional pricing variations.

     In addition, Vulcan services the secondary oil market. This portion of Vulcan's business includes the gathering of waste oil from storage and fuel tanks for resale to, among others, fuel burners and feed stock users such as asphalt plants.

     The strategic location of Vulcan, near the major oil ports in Texas, provides a steady supply of slop, or low grade, oil at prices which are substantially below prices for similar oil elsewhere. Vulcan also currently is exploring the possibility of obtaining oil from other parts of the world through docking and unloading arrangements at one or more of these ports.

     Vulcan is managed by a Board of Directors composed of F. Worthy Walker, Loren E. Bagley and William F. Woodburn. Messrs Walker, Bagley and Woodburn also serve as Vulcan s President, Vice President and Secretary / Treasurer, respectively. Mr. Walker is also the sole officer, director and owner of all of the issued and outstanding capital stock of Nano-Tech, successor by assignment to PMC s interest in the 20% capital stock interest in Vulcan and the 20% interest in the profits of Vulcan, before taxes and less 20% of the principal paid to Ross O. Forbus on the Forbus Note, and the President, a director and owner of 50% of the issued and outstanding capital stock of PMC. See Certain Transactions and Relationships - Vulcan Energy Corporation . Neither Nano-Tech nor Mr. Walker is otherwise affiliated with the Company except through his ownership of Nano-Tech and management of Vulcan.

     Vulcan's offices, storage tanks, main tanks and storage buildings are located on a seven acre tract owned by Vulcan located in Poteet, Atascosa County, Texas.

Research and Development

     The Company has not allocated funds for conducting research and development activities and, due to the nature of the Company's business, it is not anticipated that funds will be allocated for research and development in the immediate future.

Marketing

     Natural gas production from wells owned by the Company is generally sold to various intrastate and interstate pipeline companies and natural gas marketing companies. Sales are generally made on the spot market or under short-term contracts (one year or less) providing for variable or market sensitive prices. These prices often are tied to natural gas futures contracts as posted in national publications.

     Natural gas delivered through the Company's pipeline network is sold either to Sancho Oil and Gas Corporation ("Sancho") at the industrial facilities near Sistersville, West Virginia, or to Central Trading Company ("CTC") on a month-to-month basis at a variable price per mcf. Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 15-year contract that Sancho entered into with Hope Natural Gas in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho charges the end user less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon an index that includes the residential gas commodity charge of Hope Natural Gas. The Company sells its oil production to third party purchasers under agreements at posted field prices. These third parties purchase the oil at the various locations where the oil is produced.

     Although management believes that the Company is not dependent upon any one customer, its marketing arrangement with Sancho Oil and Gas Corporation accounted for approximately 66% of the Company's revenue for the year ended December 31, 1994, and approximately 45% for the year ended December 31, 1995.
This marketing agreement is in effect until September 1, 2003. The majority of the balance of the gas sold by the Company is marketed under an open agreement with CTC whereby CTC, for a fee, acts as a broker and arranges for buyers of the Company's gas at a specific purchase price based upon 98% of the Natural Gas Intelligence Index. The price under the agreement is set monthly and gas is sold as available with no volume requirements or restrictions.
None of the individual buyers pursuant to this agreement account for more than 10% of the Company's total revenue. No other single customer accounts for more than 10% of the Company's business.

     In addition to the natural gas produced by the Company's wells, it also purchased approximately 1,500 Mcf of natural gas per day in 1995. Approximately 33% of this amount is purchased by the Company from Key Oil pursuant to a certain marketing agreement. No other supplier accounts for more than 10% of the Company's natural gas purchasers. Management believes that there exists sufficient alternative supplies of natural gas.

     Although management believes that Vulcan is not dependent upon any one customer, for the periods ended December 31, 1993, December 31, 1994 and July 31, 1995, Conoco accounted for 78%, 67% and 87%, respectively, of Vulcan's revenues for such periods through its LACT arrangement with Conoco. This LACT arrangement may be terminated by either party on thirty days prior written notice to the other.

Competition

     The Company is in direct competition with numerous oil and natural gas companies and drilling and income programs and partnerships exploring various areas of the Appalachian Basin and elsewhere and competing for customers. Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of the Company's competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than the Company. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that there exists a viable market place for smaller producers of natural gas and oil and for operators of smaller natural gas transmission systems and for operators of smaller crude oil gathering and marketing companies.

Government Regulation

     The oil and gas industry is extensively regulated by federal, state and local authorities. The scope and applicability of legislation is constantly monitored for change and expansion. Numerous agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for noncompliance. To date, these mandates have had no material effect on the Company's capital expenditures, earnings or competitive position.

     Legislation and implementing regulations adopted or proposed to be adopted by the Environmental Protection Agency ("EPA") and by comparable state agencies, directly and indirectly affect the Company's operations. The Company is required to operate in compliance with certain air quality standards, water pollution limitations, solid waste regulations and other controls related to the discharging of materials into, and otherwise protecting the environment. These regulations also relate to the rights of adjoining property owners and to the drilling and production operations and activities in connection with the storage and transportation of natural gas and oil.

     The Company may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed operations may have upon the environment. Requirements imposed by such authorities could be costly, time-consuming and could delay continuation of production or exploration activities. Further, the cooperation of other persons or entities may be required for the Company to comply with all environmental regulations. It is conceivable that future legislation or regulations may significantly increase environmental protection requirements and, as a consequence, the Company's activities may be more closely regulated which could significantly increase operating costs. However, management is unable to predict the cost of future compliance with environmental legislation. As of the date hereof, management believes that the Company is in compliance with all present environmental regulations.

Employees

     As of the date hereof the Company employs eight people full-time, consisting of two executives, two marketing and clerical persons, and four production persons. Management presently anticipates hiring additional employees as the business warrants and as funds are available. In addition, Vulcan employs eight people full-time, consisting of two executives, two marketing and clerical persons and three truck drivers.

Facilities

     The Company's operations currently occupy approximately 4,000 square feet of office space in St. Marys, West Virginia, which it shares with its subsidiary Tyler Construction. These facilities are the property of one of the Company's principal customers, Sancho Oil and Gas Corporation ("Sancho"), and under a verbal arrangement with Sancho, the Company occupies these facilities for no rent. Sancho leases an aggregate of approximately 4,500 square feet, including the square footage occupied by the Company, from a third party under a verbal arrangement for $1,400 per month, inclusive of utilities. Management believes that its present office facilities are adequate for the Company's current business operations.

     Vulcan's operations are carried out at its headquarters facility located on approximately seven acres of land in Poteet, Texas, composed of approximately 1,800 square feet of office space with attendant shop facilities, storage tanks, support vehicles and trucks. In addition, Vulcan maintains an office in Dallas, Texas composed of approximately 1,400 square feet of space at a monthly rental of $1,747. The Company believes that such office and other facilities are adequate for Vulcan's current business operations.

Industry Segments

     No information is presented as to industry segments. The Company is presently engaged in the principal business of the exploration, development, production, transportation and marketing of natural gas and oil. Reference is made to the statements of operations contained in the Company's financial statements included herewith for a statement of the Company's revenues and operating profit (loss) for the past two fiscal years.

Item 2.        Description of Property

     The Company operates and receives gas and oil revenues from a total of 105 oil and gas wells located within the State of West Virginia and in the Counties of Ritchie, Tyler, Doddridge and Pleasants. Of these wells, 85 gross wells (wells in which a working interest is owned) are gas wells and represent 77 net wells. A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The remaining 20 gross wells are oil wells which represent 18 net wells. A total of 28 wells are considered to have multiple completions, one or more completions in the same bore hole. It is the Company's policy to acquire existing wells and to continually review its holdings and either add new wells or dispose of existing wells. Seventy-five percent of the Company's wells are shallow wells with depths of less than 3,000 feet. The remaining wells are Devonian shale wells with a depth of greater than 4,000 feet. Appalachian Basin development wells have relatively high success rates and are characterized by low permeability and low porosity, thereby resulting in relatively low production rates and long producing lives of over 25 years. The Company's ownership interest varies from well to well with the composite ownership working interest in the wells at approximately 91% at the end of 1995.

     The Company's productive wells are situated on 5,636 gross acres (acres upon which a working interest is owned) which represent 5,412 net acres. A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The Company has approximately 14,000 undeveloped leasehold acres in the Rose Run Field in Ohio. The Rose Run acreage is scheduled for 3-D seismic testing and, if the results of such test so justify, further drilling is contemplated. The Company also intends to begin development of its Sistersville, West Virginia acreage, composed of approximately 2,200 acres. The Sistersville acreage has been extensively explored and has proven undeveloped reserves.

     Substantially all of the Company's interests are held pursuant to leases from third parties. Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances. The Company believes that such burdens neither materially detract from the value of such properties nor the respective interests therein, or materially interfere with their use in the operation of the business.

     As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of lease acquisition (other than a preliminary review of local records). Investigations, including a title opinion of local counsel, are generally made prior to the consummation of an acquisition of larger properties and before commencement of drilling operations.

Estimated Proven Reserves.

     The Company's properties consist essentially of the working and royalty interests owned by the Company in various oil and gas wells and leases located in West Virginia. The Company's proven reserves for the years ended December 31, 1993, 1994 and 1995 are set forth below:

                                   December 31,
                       1993           1994           1995
Gas (MMcf)
    Developed         947,000        871,000        988,000
    Undeveloped       629,101        586,405        801,654
    Total Proved    1,576,101      1,457,405      1,789,654
Crude Oil (MBbl)
    Developed          23,187         20,485         19,070
    Undeveloped       180,000        180,000        180,000
    Total Proved      203,187        200,485        199,070

    These estimates are bases primarily on the reports of Sam M. Deal, independent petroleum engineer. Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the Securities and Exchange Commission. See S.F.A.S. 69 Supplemental Disclosures included as part of the Consolidated Financial Statements of the Company.

    Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf"), produced by the Company for the past three fiscal years.

                                 Year ended December 31,
Average sales price:       1995            1994           1993
    Gas (per mcf)        $  2.02         $  2.33        $  2.48
    Oil (per bbl)          16.44           16.02          14.89

Average cost of production:
    Gas (per mcf)        $  1.12         $  1.10        $  1.03
    Oil (per bbl)           6.72            6.60           6.18

    The Company has not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of the Company's last fiscal year.

    The following schedule sets forth the capitalized costs relating to oil and gas producing activities by the Company for the past three fiscal years.
                                Years ended December 31,
                            1995          1994           1993
Proved oil and gas
 producing properties and
 related lease and well
 equipment            $ 3,733,388    $ 3,619,707    $ 3,095,994
Accumulated depreciation
 and depletion           (390,540)      (335,293)       (46,370)
Net Capitalized Costs $ 3,342,848    $ 3,284,414    $ 3,049,624

    The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to the Company's proved oil and gas reserves.

                                 Years ended December 31,
                            1995           1994          1993
Standardized measure,
 beginning of year    $ 3,602,626    $ 3,752,076    $ 4,333,248
Oil and gas sales, net
 of production costs     (107,818)      (178,842)      (197,244)
Sales of mineral in place     -             -          (420,340)
Quantity estimates made   569,077         29,392         36,412
Standardized measure,
 end of year          $ 4,063,885    $ 3,602,626   $  3,752,076

    The Company does not anticipate investing in or purchasing assets and/or property for the purpose of capital gains. It is the Company's intention to purchase assets and/or property for the purpose of enhancing its primary business operations. The Company is not limited as to the percentage amount of the Company's assets it may use to purchase any additional assets or properties.

Item 3.       Legal Proceedings

    There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.       Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1995. The Company last held a Special Meeting of Shareholders on September 22, 1993.

                                  PART II

Item 5.       Market for Common Equity and Related Stockholder
              Matters

    Prior to October 1994 the Company's common stock traded on a limited basis in the over-the-counter market and quotations, when available, were published on the OTC Bulletin Board under the symbol "TSRG", and in the National Quotation Bureau, Inc. ("NQB") "pink sheets" under Trans Energy, Inc. In October 1994, the Company's common stock was accepted for trading on the Nasdaq Small-Cap Market and is currently listed under the symbol "TSRG".

    Set forth in the table below are the quarterly high and low prices of the Company's common stock as obtained from the Nasdaq Small-Cap Market. Because only a nominal market existed for the Company's common stock prior to October 1994, historical price information is set forth below for the quarterly periods commencing the fourth quarter of 1994.

                                         High               Low
         1994
              Fourth Quarter           $  5.37           $  2.09
         1995
              First Quarter            $  2.79           $  1.06
              Second Quarter           $  1.12           $   .97
              Third Quarter            $  3.25           $  1.03
              Fourth Quarter           $  3.63           $  2.75
         1996
              First Quarter(1)         $  3.50           $  2.63

          (1)  Through March 31, 1996.

     As of March 31, 1996, there were 194 holders of record of the common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

     Between March 1988 and December 1988, the Company issued a series of the Debentures with an aggregate principal amount of $95,000. Between October 18, 1995 and February 21, 1996, all of the Debentures were converted into an aggregate of 105,557 shares of common stock. The aggregate outstanding principal amount of the Debentures were due and payable on April 1, 1993. The holders of such Debentures had agreed to extend the maturity date thereof until April 1, 1996. The Debentures were convertible at the option of the holders thereof into shares of common stock at the rate of $.90 of outstanding principal amount per share at any time prior to repayment of the principal amount thereof.

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance its operations.

Item 6.        Management's Discussion and Analysis or Plan of
               Operation

     The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the Company's financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the Company's financial statements. Both statements are effective for years beginning after December 15, 1995.

                           Results of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's
Statements of Operations for the two most recent fiscal years ended December 31, 1995, and 1994. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                             Fiscal Years Ended
                                                 December 31,
                                              1995           1994
Total revenues . . . . . . . . . . . .        100%          100%
Total costs and expenses . . . . . . .        178           102
Net income (loss) before taxes and
 minority interest . . . . . . . . . .        (78)           (2)
Income taxes . . . . . . . . . . . . .         -             -
 Minority interest . . . . . . . . . .         (0)           (0)
Net income (loss). . . . . . . . . . .        (78)           (2)





For the Year Ended December 31, 1995 Compared to the Year Ended December 31,
1994.

    The results of operations for the year ended December 31, 1995 have been restated. Please refer to Note 1c to the accompanying consolidated financial statements.

    Total revenues of $2,828,162 for the year ended December 31, 1995 ( 1995") compared to $2,926,735 for the year ended December 31, 1994 ( 1994"). The decline in revenues was only 3% in total, however, the 1995 information includes the revenues from Vulcan from August 1, 1995 through December 31, 1995. The 1994 information does not included any revenues from Vulcan. Without Vulcan's revenues of $895,605, the Company would have realized only


   $1,932,667     in oil and gas sales, or a decline of 34%.  This decline
in revenues was the result of several factors. The first was a decrease in the market price of gas. The second factor was that much of the gas the Company had contracted to purchase was set at a price higher than the Company's customers, principally Sancho and Hope, would pay. Therefore, as permitted under the contracts between the Company and its third party suppliers, the Company declined to purchase the gas. This decision resulted in lower sales, but avoided additional losses by the Company. The decline in sales was primarily attributed to one customer. The Company's product mix also changed as a result of the Vulcan acquisition. In
1995, oil made up 42% of total revenues as compared to only 1% in 1994. Accordingly, gas sales dropped from 99% of sales in 1994 to 58% in 1995.

    The Company had a net loss of    $2,205,078     for 1995.  Its total
costs and expenses increased from 97% of sales in 1994 to    178%     of
sales in 1995.  The cost of oil and gas increased from 79% of sales in 1994 to 85% of sales in 1995.  Excluding Vulcan, the Company's cost of oil and gas would have remained constant at 78% of sales, However, Vulcan's 93% cost of sales brought the average percentage of sales up to 85% in 1995.  The acquisition of Vulcan also
affected the total costs and expenses in other ways.  Vulcan is a more labor intensive business than the Company's other operations. Therefore, salaries and wages increased 64% over 1994. The
Company's selling, general and administrative expenses also
increased    642%.      The increase is primarily attributed to the
increased overhead activities of the Company and Vulcan, the issuance of 500,000 Bridge Warrants in the Company's December 1995 private placement, and the issuance of additional shares to the Debenture Holders as consideration for extending the due date of said Debentures.

    Depreciation and depletion expenses increased 28% in 1995 over 1994. This increase was due to the amortization of goodwill acquired in the purchase of Vulcan. The Company incurred loans of approximately $1,100,000 in order to purchase Vulcan. The loans include the contract with the seller of Vulcan and other funds borrowed from third parties. Accordingly, interest expense in 1995
increased    147%     compared to 1994.

       For the year ended December 31, 1995, the Company derived its revenues from the following sources:
                                                  Percentage of
                                                  Revenues for
                                  Year Ended        Year Ended
                              December 31, 1995  December 31, 1995
Gas Pipeline Sales . . . . . .     $1,716,625            61%
Vulcan Energy Sales. . . . . .        906,385            32%
Other Production Sales . . . .        205,152             7%

Net Operating Losses

    The Company has accumulated approximately    $3,071,721     of
net operating loss carryforwards as of December 31, 1995, which may be offset against future taxable income through the year 2010 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1995 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

                      Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at December 31, 1995 was a negative $862,222 compared with a negative $1,047,984 at December 31, 1994. This change was primarily attributed to the extension of the due dates of certain loans to the Company, in excess of a term which exceeds one (1) year from December 31, 1995. Working capital was also affected by the lower gas prices which reduced accounts receivable from $452,643 to $328,012.

    The Company anticipates meeting its working capital needs during the 1996 fiscal year with revenues from operations and from the proceeds of its proposed public offering. If the Company is unable to secure financing from the sale of its securities or from private lenders, management believes that the Company can continue operations of its existing wells and natural gas transmission lines. By maximizing its current production and minimizing expenses, management believes that the Company can continue such limited operations for an extended period until additional financing can be arranged.

    As of December 31, 1995, the Company had total assets of
   $6,705,278     and total stockholders' equity of    $2,561,187
compared to total assets of $5,255,637 and total stockholders' equity of $2,749,233 as of December 31, 1994. For this same period, cash decreased from $7,103 to $0 reflecting checks written against accounts payable but held for payment. Also for this same period, total current assets decreased 25% due to the decrease in cash and the decrease in accounts receivable. Total current liabilities decreased 20% because of the extensions of the terms of related party loans and other loans to terms which exceed at least one (1) year from December 31, 1995. The decrease in current liabilities was partially offset by liabilities assumed upon the Vulcan acquisition. During 1995 the Company realized $238,507 in loans from related parties and it also incurred debt of approximately $1,100,000 in connection with its purchase of Vulcan.

    The Company's current portion of its long-term debt is $554,540. Also, in 1995 and 1996 certain outstanding convertible debentures having a face value of $95,000 plus accrued interest were converted to common stock. The Company currently anticipates that it will be able to provide for its debt obligations and repayments coming due during fiscal 1996 from revenues generated by the Company. Officers of the Company have committed to meeting its short term cash needs through additional loans.

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Proforma the Year ended December 31, 1995 Compared to the Year Ended December 31, 1994.
(Prepared as though the acquisition of Vulcan Energy Corporation was completed on January 1, 1995).

    Total revenues of $4,451,117 for the year ended December 31, 1995 ("1995") increased approximately 152% from the year ended December 31, 1994 ("1994") attributed to the additional revenues realized from the operations of Vulcan, acquired by the Company on August 7, 1995, which were partially offset by a decline in oil and gas prices and the Company's decision not to purchase gas from its suppliers at a price higher than management believed it could profitably resell the gas. The increase in the net loss from
$63,566 for 1994 to    $2,500,304     for 1995 primarily is
attributable to an increase in total costs and expenses from
   102%     of total revenues in 1994 to    156%     in 1995.
Further, the cost of oil and gas sales increased from 79% for 1994 to 87% for 1995 reflecting the higher costs of purchased oil and gas added to the lower revenues generated by lower gas prices.
Salaries and wages for 1995 increased    194%     because of the
addition of the payroll of Vulcan which resulted in a change in the nature of the Company's business which did not previously require significant labor costs. Management anticipates that salaries and wages will increase in 1996 over 1995 levels for the same reason.

    Also for 1995, depreciation, depletion and amortization
increased    93%     due to the acquisition of Vulcan and the fact
that the acquisition resulted in goodwill which is being amortized.
Interest expense increased    227%     due primarily to the
additional loan obligations incurred in connection with the Vulcan purchase.

Item 7.       Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1995 and 1994 have all been examined to the extent indicated in their report by Jones, Jensen & Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
Trans Energy, Inc.
210 2nd Street
St. Marys, West Virginia 26170


We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans Energy, Inc. and subsidiaries as of December 31, 1995 and the consolidated results of their operations and their cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.




Jones, Jensen & Company
Salt Lake City, Utah
November 27, 1996

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheet

                                  ASSETS

                                                    December 31,
                                                       1995
                                                    (Restated)

CURRENT ASSETS

 Cash                                               $     -
 Accounts receivable - trade (Note 1)                  328,012
 Inventory (Note 1)                                     15,956

   Total Current Assets                                343,968
FIXED ASSETS (Note 2)

 Land                                                   35,000
 Building                                               65,000
 Vehicles                                              113,244
 Machinery and equipment                               588,493
 Pipeline                                            2,107,740
 Well equipment                                        290,972
 Wells                                               3,178,916
 Leasehold acreage                                     263,500
 Accumulated depreciation                           (1,458,009)

   Total Fixed Assets                                5,184,856

OTHER ASSETS

 Deferred stock offering costs (Note 1)                275,000
 Goodwill, net (Note 1)                                728,013
 Deposits                                                  355
 Bond (Note 4)                                          50,000
 Loan acquisition costs                                108,107
 Loan - related party (Note 6)                          14,899

   Total Other Assets                                1,176,454

   TOTAL ASSETS                                     $6,705,278

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheet


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    December 31,
                                                        1995
                                                     (Restated)
CURRENT LIABILITIES

 Accounts payable - trade                           $  521,438
 Interest payable                                       58,981
 Accrued expenses                                       71,231
 Long-term debt - current portion (Note 3)             554,540

   Total Current Liabilities                         1,206,190

LONG-TERM LIABILITIES

 Loans payable - related parties (Note 6)              683,586
 Notes payable (Note 3)                              2,214,922

   Total Long-Term Liabilities                       2,898,508

   Total Liabilities                                 4,104,698

MINORITY INTERESTS (Note 1)                             39,393

STOCKHOLDERS' EQUITY (Note 9)

 Common Stock:  30,000,000 shares authorized  at
   $0.001 par value; 3,174,122 shares
   issued and outstanding, respectively                  3,174
 Capital in excess of par value                      5,629,734
 Accumulated deficit                                (3,071,721)

   Total Stockholders' Equity                        2,561,187

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $6,705,278

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations

                                              For the Years Ended
                                                  December 31,
                                               1995              1994
                                            (Restated)
OIL AND GAS SALES                           $2,828,162         $2,926,735

COSTS AND EXPENSES

  Cost of oil and gas                       2,392,907           2,309,448
  Salaries and wages                          178,558             109,003
  Depreciation, depletion and amortization    228,692             179,308
  Selling, general and administrative       1,833,338             246,962
    Total Costs and Expenses                4,633,495           2,844,721

INCOME (LOSS) FROM OPERATIONS              (1,805,333)             82,014

OTHER INCOME (EXPENSE)

  Other income                                   -                 12,504
  Interest income                                 444                -
  Interest expense                           (347,282)           (140,675)
  Gain on disposition of assets                 2,046               1,000
  Bad debt expense                           (44,550)                -

     Total Other Income (Expense)           (389,342)            (127,171)

NET INCOME (LOSS) BEFORE INCOME
 TAXES AND MINORITY INTERESTS             (2,194,675))             (45,157)

INCOME TAXES                                    -                    -

NET INCOME (LOSS) BEFORE MINORITY
 INTERESTS                                (2,194,675)             (45,157)

MINORITY INTERESTS                           (10,403)             (18,409)

NET INCOME (LOSS)                        $(2,205,078)          $  (63,566)

EARNINGS (LOSS) PER SHARE

PRIMARY                                  $     (0.71)          $    (0.02)

FULLY DILUTED                               $  (0.71)          $    (0.02)

                             TRANS ENERGY, INC.
              Consolidated Statements of Stockholders' Equity
                                  (Restated)
                                                          Capital in
                                    Common Shares         Excess of  Accumulated
                             Shares              Amount   Par Value    Deficit
Balance,
 December 31, 1993           3,024,122        $    3,024  $3,612,852  $(803,077)

Net loss for the year ended
 December 31, 1994                -                 -           -       (63,566)

Balance,
 December 31, 1994           3,024,122             3,024   3,612,852   (866,643)

Common stock issued for
 services at $1.50 per share   100,000               100     149,900       -

Common stock issued on
 conversion of debentures at
 $0.90 per share                50,000                50      44,950       -

Stock options issued for services
 (Note 8)                         -                 -        275,000       -

Common stock warrants issued
 (Note 8)                         -                 -      1,345,000       -

Extension of debentures (Note 5)  -                 -        202,032       -

Net loss for the year ended
 December 31, 1995                -                 -           -    (2,205,078)

Balance,
 December 31, 1995           3,174,122        $    3,174 $5,629,734 $(3,071,721)

                              TRANS ENERGY, INC.
                    Consolidated Statements of Cash Flows

                                                    For the Years Ended
                                                         December 31,
                                                     1995          1994
                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                               $(2,205,078) $  (63,566)
  Adjustments to Reconcile Net Income to Cash
   Provided by Operating Activities:
    Depreciation, depletion and amortization       228,692        179,308
    Minority interest                               10,403         18,409
    (Gain) loss on sale of assets                   (2,046)        (1,000)
    Bad debt expense                                44,550           -
    Common stock issued for services               150,000           -
    Common stock warrants                        1,340,000           -
  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable      272,084        21,349
    Decrease (increase) in deposits                      23            (2)
    Decrease (increase) in loan acquisition costs   103,671         1,852
    Decrease (increase) in inventory                (13,322)         -
    Increase (decrease) in accounts payable
      and accrued expenses                         (302,768)       40,717

      Cash Provided (Used) by Operating Activities (373,791)      197,067

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of subsidiary                           (490,000)         -
  Increase in notes receivable                       (7,780)     (221,452)
  Expenditures for property and equipment          (584,405)      (46,947)
  Proceeds from sale of property and equipment        3,000         1,000

   Cash Provided (Used) by Investing Activities $(1,079,185)   $ (267,399)

                              TRANS ENERGY, INC.
              Consolidated Statements of Cash Flows (Continued)

                                                      For the Years Ended
                                                         December 31,
                                                      1995              1994
                                                   (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:

  Capital contributions                             $  5,000         $    -
  Proceeds from related party notes                     -              152,407
  Principal payments on long-term debt               (52,375)         (175,389)
  Proceeds from borrowings                         1,493,248            48,550

    Cash Provided (Used) by Financing Activities   1,445,873            25,568

NET INCREASE (DECREASE) IN CASH                       (7,103)          (44,764)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                    7,103            51,867

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                     $     -             $  7,103

CASH PAID FOR:

  Interest                                        $  178,769          $129,999
  Income taxes                                    $     -             $   -


NON-CASH FINANCING ACTIVITIES:

  Acquisition of Dennis Spencer Wells (Note 1)    $     -             $    -
  Acquisition of subsidiaries at predecessor
   costs (Note 1)                                 $     -             $    -
  Acquisition of oil properties for shareholder
   loans                                          $     -             $287,000
  Common stock issued for services                $  150,000          $   -
  Stock options issued for services               $  275,000          $   -
  Purchase of subsidiary for notes payable
   and assumption of debt                         $  880,000           $   -
  Conversion of debentures to equity              $   45,000           $   -
  Common stock warrants                           $1,340,000           $   -
  Extension of debentures                         $  202,032           $   -

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                        December 31, 1995 and 1994

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

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                        December 31, 1995 and 1994

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

       Oil purchased for resale is recorded at cost and carried in inventory when it is collected from the supplier. The sale is recorded when the oil is delivered to the pipeline.

       c.  Prior Period Adjustments

       The results of operations for the year ended December 31, 1995 have been restated to correct the application of accounting principles related to the treatment of the value of additional shares pursuant to the extension of convertible debentures, the valuation of common stock issued for services rendered and the valuation of bridge warrants issued in December 1995. The effect of the related adjustment increased the net loss by $1,597,619. Primary and fully diluted loss per share for the year ended December 31, 1995 increase by $(0.51) and $(0.50) per share, respectively.

       d.  Loss per Share of Common Stock

       The loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements.

       e.  Provision for Taxes

       At December 31, 1995, the Company had net operating loss carryforwards totaling approximately $3,100,000 that may be offset against future taxable income through 2010. No tax benefit has been reported in the 1995 financial statements, because the potential tax benefits of the net operating loss carryforwards is offset by a valuation allowance of the same amount.

       f.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       g. Principles of Consolidation

       The consolidated financial statements include the Company and its wholly owned subsidiaries, Ritchie County Gathering Systems, The Pipeline Ltd., Dennis Spencer Wells, its 65% owned subsidiary, Tyler Construction Company, Inc. and its 80% owned subsidiary, Vulcan Energy Corporation. All significant intercompany accounts and transactions have been eliminated.

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                        December 31, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       h. Depreciation

       Fixed assets are stated at cost. Depreciation on vehicles, pipelines, machinery, equipment and well equipment is provided using the straight line method over expected useful lives of five to fifteen years. Wells are being depreciated using the units-of-production method on the basis of total estimated units of proved reserves.

       i. Accounts Receivable

       Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $9,700 at December 31, 1995 after writing off all accounts determined to be uncollectible.

       j. Inventory

       Inventory at December 31, 1995 consists of crude oil held for resale and is stated at the lower of cost (computed on a first-in, first-out basis) or market.

       k. Goodwill

       Goodwill was recorded from the purchase of Vulcan Energy Corporation on August 7, 1995 (see Note 2). The amount is amortized using the straight-line method over a useful life of five years. Accumulated amortization at December 31, 1995 was $63,240.

       l. Deferred Stock Offering Costs

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

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                        December 31, 1995 and 1994

NOTE 2 - FIXED ASSETS (Continued)

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

       On August 7, 1995, the Company purchased 80 percent of the issued and outstanding stock of Vulcan Energy Corporation, a Texas corporation, for $1,100,000 including the assumption of $300,000 in debt for a customer of Vulcan. Vulcan will continue to operate as a subsidiary of the Company. Vulcan Energy is located twenty miles southwest of San Antonio and is engaged in the oil gathering and marketing business.

NOTE 3 - LONG-TERM DEBT

       The Company had the following debt obligations at December 31, 1995 :

                                                              December 31,
                                                                 1995

    Convertible Debentures (Note 5)                           $   50,000

    Bank of Paden City, secured by gas pipeline, interest
      and principal payments of $1,846 due monthly at 9.0%
      interest beginning March 1994.                               7,505

    Calhoun County Bank, secured by oil and gas well
     interests, payable in monthly installments of $3,136
     including interest at variable rates, (lender's base
     rate of 9.75% as of December 31, 1995), matures
     June 1, 1996.                                                59,472

    Balance forward                                             $116,977

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                        December 31, 1995 and 1994

NOTE 3 - LONG-TERM DEBT (Continued)
                                                            December 31,
                                                                1995

    Balance forward                                         $   116,977

    Calhoun County Bank, secured by oil and gas well
      interests, payable in monthly installments of $1,029
      including interest at variable rates, (lender's base
      rate of 9.75% as of December 31, 1995), matures
      February 13, 1996.                                          9,164

    Calhoun County Bank, secured by oil and gas well
      interests, payable in monthly installments of $3,651
      including interest at variable rates, (lender's base
      rate of 9.75% as of December 31, 1995), matures
      February 19, 1996.                                         43,359

    New York Life, secured by cash value in policy,
     principal and interest payments of $480 per
     month at 7.25% interest rate.                               18,617

    Wesbanco Bank, secured by oil and gas wells,
     principal and interest payments of $841 at
     12.5% interest rate, matures October 11, 1997.              17,328

    Wesbanco Bank, secured by vehicle,
     principal and interest payments of $155 at
     10.25% interest rate, matures September 30, 1997.            3,115

    First National Bank of St. Marys, $9,244
      payable monthly, 12.5% interest rate,
      secured by equipment.                                     657,632

    Union Bank of Tyler County, interest at
      11.5% due quarterly, renewable,
      secured by equipment.                                      19,810

    Note due private company, principal and interest
      of $163 payable monthly, interest rate of
      10.75%, secured by vehicle.                                 4,997

    United National Bank, interest payable
      quarterly, (prime + 1% or 9.75%
      as of December 31, 1995), principal payment
      of $50,000 due annually, secured by equipment.            285,000

    Note due private individual, secured by officers'
      personal guarantee, due March 15, 1997,
      interest due monthly at 12%.                              100,000

    Balance forward                                          $1,275,999

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                        December 31, 1995 and 1994

NOTE 3 - LONG-TERM DEBT (Continued)
                                                             December 31,
                                                                1995

    Balance forward                                          $1,275,999

    Bank of Paden City, secured by officers'
      personal assets, demand note, interest
      payments due monthly at 9.75%.                            100,000

    Note due private individual, secured by
      officers' personal guarantee, due May 31,
      1997, interest due monthly at 12%.                        150,000

    Note due private company, secured by officers'
      personal assets, due on October 15, 1997,
      with interest at 18%.                                     135,000

    Note due private company, secured by officers
     guarantee, due June 30, 1997, with interest at 18%.        100,000

    Notes due Secured Promissory Note Holders,
      secured by accounts receivable, due April
      24, 1997, with interest at 12%.                           300,000

    Note payable to Ross Forbus in equal monthly
      installments of $6,529 with interest at 7.5%,
      secured by assets of subsidiary, matures on
      September 22, 2005.                                       545,909

    Bank of Paden City, secured by officers personal
      assets, matures on February 21, 1996, interest
      due monthly at 10%.                                        30,200

    Demand Note due Petrol Marketing Corporation
       on October 31, 1995 with no stated interest rate.         50,000

    Various equipment purchase contracts secured by vehicles.    82,354

         Less Current Portion                                  (554,540)

         Total Long-Term Debt                                $2,214,922

    Schedule of Maturities

               1996                                            $554,540
               1997                                             954,785
               1998                                             160,735
               1999                                             143,938
               2000 and thereafter                              955,464

                  Total                                      $2,769,462

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                        December 31, 1995 and 1994

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

NOTE 5 - CONVERTIBLE DEBENTURES

    The Company assumed obligations on debentures issued by Ben's Run Oil Co. during 1988. The remaining debenture, having a total face value of $50,000, was due on April 1, 1996. Subsequent to December 31, 1995, the remaining $50,000 debenture was converted into 55,555 shares of common stock. As an incentive to the debenture holder for extending the due date of the debenture, on December 1, 1995 they were given the right to receive the number of post-split shares they were to have received pre-split.
    The value of the additional shares issued has been recorded as loan costs and amortized over the period until the debenture was converted.

NOTE 6 - RELATED PARTY TRANSACTIONS

    a. Loans

    At the end of December 1995, there were several related party loans payable and loans receivable outstanding. The receivable amount is non-interest bearing and considered short-term in nature. The payable amount is also non-interest bearing and considered long-term in nature. Loans receivable at December 31, 1995 totalled $14,899. Loans payable at December 31, 1995 totalled $683,586.

    b. Management Agreement

    A company owned by an officer of the Company's subsidiary, Vulcan Energy Corporation (Vulcan) owns the remaining 20% of Vulcan's stock. The management company is entitled to a management fee of $252,000 per year and 20% of net profits before taxes less 20% of the principal paid to the seller of Vulcan. This 20% net profits interest has had no effect on the Company's financial statements since the subsidiary has generated a net loss up through December 31, 1995.

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

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                        December 31, 1995 and 1994

NOTE 8 - COMMON STOCK, OPTIONS AND WARRANTS

    On January 15, 1995, the Company issued 100,000 shares of its common stock to a consultant. The shares were valued at $1.50 per share which was the average trading price when issued.

    On October 1, 1995, the Company issued an option to a consultant to purchase 100,000 shares of its common stock at $0.001 per share. The option was valued at the difference between the exercise price and the trading price of the shares. Accordingly the Company incurred $275,000 of consulting fees in 1995.

    The Company also received $5,000 during December of 1995 for the purchase of 500,000 bridge warrants at $0.01 per warrant. The Company issued 48,750 additional stock warrants as compensation for the sale of the bridge warrants which were later surrendered to the Company for no consideration. The bridge warrants were valued at the average trading price when issued and expensed to interest during the year ended December 31, 1995. The bridge warrants are convertible into 1 share of common stock at $0.50 per share for up to eighteen months. Upon the effective registration of the Company's proposed stock offering (Note 10), the $0.50 common stock conversion option of the bridge warrants will terminate and the bridge warrants will automatically convert into 2 redeemable warrants exercisable at 110% of the proposed offering price which will be approximately
    $5.00 per share.

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

NOTE 10 - GOING CONCERN

    The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred operating losses for the years ended December 31, 1995, 1994 and 1993. Revenues have not been sufficiently established to cover its operating costs and to allow it to continue as a going concern. The Company, having recently purchased an 80% equity ownership of Vulcan Energy Corporation (the Subsidiary), has replaced management and recapitalized the Subsidiary with a $200,000 working capital infusion. The Company has also entered into a letter of intent with L.B. Saks, Inc., a New York investment firm, to do an underwriting for a minimum of $3,120,000. The Company believes that the acquisition and the proceeds from the public offering will help the Company continue as a going concern.

NOTE 11 - SUBSEQUENT EVENT

    a) Line of Credit

    Subsequent to December 31, 1995, the Company obtained a $1,000,000 line of credit with a lending institution. Interest accrues on the unpaid balance at varying rates depending on the outstanding balance. The line of credit will be used by Vulcan to secure purchases of oil.

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                        December 31, 1995 and 1994

NOTE 11 - SUBSEQUENT EVENTS (Continued)

    b) Forgiveness of Debt

    In February 1996, $20,000 of the management fee payable by Vulcan was forgiven by the management company.

    c) Cancellation of Option

    On March 29, 1996, the consultant returned the option for cancellation. The option was not exercised and was cancelled without consideration, therefore the cancellation was accounted for as a decrease in the paid-in capital and the related asset.

    d) Unsecured Promissory Notes and Bridge Warrants

    In March 1996 the Company completed a bridge loan of $600,000 of unsecured promissory notes. Of the $600,000 in unsecured promissory notes, $270,000 of the previously secured note holders converted to unsecured note holders.
    Under the terms of the unsecured promissory notes, interest is accrued at the rate of 12% per annum. The principal is due and payable upon completion of the Company's proposed public offering or on March 21, 1997. In connection with the issuance of the promissory notes the Company issued
    330,000 Bridge Warrants. These Bridge Warrants are exercisable for 18 months from the date of issue and entitle the holder thereof to purchase 1 share of common stock at $0.50 per share. The Bridge Warrants were valued at the average trading price when issued and are being amortized to interest expense over 12 months. Upon the effective registration of the Company's proposed stock offering (Note 10), the $0.50 common stock conversion option of these bridge warrants will terminate and the Bridge Warrants will automatically convert into 2 Redeemable Warrants exercisable at 110% of the proposed offering price which will be approximately $5.00 per share. If the Bridge
    Warrants are converted, the unamortized balance of the cost will be expensed immediately.

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

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                        December 31, 1995 and 1994


NOTE 12 - CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS (Continued)

                                    For the Year Ended December 31, 1995

                             Vulcan       Trans
                             Energy     Energy and                   Proforma
                          Corporation  Subsidiaries   Adjustments    Combined
                                        (Restated)                   (Restated)
    OIL AND GAS SALES     $ 1,622,955  $ 2,828,162    $     -       $ 4,451,117

    COST AND EXPENSES

      Cost of oil and gas   1,493,811    2,392,907          -         3,886,718
      Salaries and wages      142,444      178,558          -           321,002
      Depreciation and
       depletion               11,303      228,692       105,500        345,495
      Selling, general and
       administrative          59,993    1,833,338          -         1,893,331

         Total Costs and
          Expenses          1,707,551    4,633,495       105,500      6,446,546

    INCOME (LOSS)
     FROM OPERATIONS          (84,596)  (1,805,333)     (105,500)    (1,995,429)

    OTHER INCOME (EXPENSE)

      Interest income             697          444          -             1,141
      Interest expense         (1,004)    (347,282)     (112,006)      (460,292)
      Gain on disposition
       of assets                7,683        2,046          -             9,729
      Bad debt expense           (500)     (44,550)         -           (45,050)

         Total Other Income
          (Expense)             6,876     (389,342)     (112,006)      (494,472)

    NET INCOME (LOSS) BEFORE
     MINORITY INTERESTS       (77,720)  (2,194,675)     (217,506)    (2,489,901)

    MINORITY INTERESTS           -         (10,403)         -           (10,403)

    NET INCOME (LOSS)       $ (77,720) $(2,205,078)   $ (217,506)   $(2,500,304)

    EARNINGS (LOSS)
     PER SHARE              $   (0.02) $     (0.71)   $    (0.07)   $     (0.80)

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                        December 31, 1995 and 1994

NOTE 12 - CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS (Continued)

                                   For the Year Ended December 31, 1994

                              Vulcan       Trans
                              Energy    Energy and                  Proforma
                           Corporation  Subsidiaries Adjustments    Combined

    OIL AND GAS SALES      $ 3,527,070  $2,926,735  $    -         $  6,453,805

    COST AND EXPENSES

      Cost of oil and gas    3,252,516   2,309,448       -            5,561,964
      Salaries and wages       296,059     109,003       -              405,062
      Depreciation and
       depletion                22,018     179,308    158,250           359,576
      Selling, general
       and administrative      134,403     246,962       -              381,365

         Total Costs and
          Expenses           3,704,996   2,844,721    158,250         6,707,967

    INCOME (LOSS)
     FROM OPERATIONS          (177,926)     82,014   (158,250)         (254,162)

    OTHER INCOME
     (EXPENSE)

      Other income              28,770      12,504        -              41,274
      Interest expense          (1,659)   (140,675)   (155,085)        (297,419)
      Gain on disposition
       of assets                  -          1,000        -               1,000
      Bad debt expense          (1,000)       -           -              (1,000)

         Total Other Income
          (Expense)             26,111    (127,171)   (155,085)        (256,145)

    NET INCOME (LOSS)
     BEFORE MINORITY
     INTERESTS                (151,815)    (45,157)   (313,335)        (510,307)

    MINORITY INTERESTS            -        (18,409)       -             (18,409)

    NET INCOME (LOSS)       $ (151,815)   $(63,566) $ (313,335)       $(528,716)

    EARNINGS (LOSS)
     PER SHARE              $    (0.05)   $  (0.02) $    (0.10)       $   (0.17)

                            TRANS ENERGY, INC.
                  S.F.A.S.  69  Supplemental Disclosures
                        December 31, 1995 and 1994
                                (Unaudited)


S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


    (1)                Capitalized Costs Relating to
                     Oil and Gas Producing Activities

                                                           December 31,
                                                        1995         1994

    Proved oil and gas producing properties
     and related lease and well equipment          $ 3,733,388   $ 3,619,707
    Accumulated depreciation and depletion            (390,540)     (335,293)

    Net Capitalized Costs                          $ 3,342,848   $ 3,284,414


    (2)           Costs Incurred in Oil and Gas Property
           Acquisition, Exploration, and Development Activities


                                           For the Years Ended

                                               December 31,
                                             1995       1994
    Acquisition of Properties
       Proved                              $   -      $   -
       Unproved                             100,000    287,000
    Exploration Costs                          -          -
    Development Costs                          -          -


    The Company does not have any investments accounted for by the equity method.

                            TRANS ENERGY, INC.
                  S.F.A.S.  69  Supplemental Disclosures
                        December 31, 1995 and 1994
                                (Unaudited)

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

    (3)                  Results of Operations for
                           Producing Activities

                               For the Years Ended
                                     December 31,
                                  1995        1994

    Sales                       $ 205,152  $ 231,635

    Production costs             (110,141)   (52,793)
    Depreciation and depletion    (10,556)   (70,111)

    Results of operations
     for producing activities
     (excluding corporate
     overhead and interest
     costs)                      $ 84,455   $ 108,731


    (4)                Reserve Quantity Information

                                                     Oil                Gas
                                                     BBL                MCF
    Proved developed and undeveloped reserves:

    Balance, December 31, 1993                     203,187           1,576,101

        Production                                  (2,702)           (118,696)

    Balance, December 31, 1994                     200,485           1,457,405

        Production                                  (1,103)            (89,874)
        Quantity estimates made                       (312)            422,123

    Balance, December 31, 1995                     199,070           1,789,654

    Proved developed reserves:
                                                     Oil                Gas
                                                     BBL                MCF

         Beginning of the year 1994                203,187           1,576,101
         End of the year 1994                      200,485           1,457,405
         Beginning of the year 1995                200,485           1,457,405
         End of the year 1995                      199,070           1,789,654

                            TRANS ENERGY, INC.
                    S.F.A.S 69 Supplemental Disclosures
                        December 31, 1995 and 1994

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

Standardized measure of discounted future net cash flows $ 4,063,885


                           At December 31, 1994

                                                        Trans Energy
                                                            and
                                                        Subsidiaries
Future cash inflows                                      $17,594,294
Future production and development costs                   (6,316,352)
Future net inflows before income taxes                    11,277,942
Future income tax expense                                 (3,834,500)
Future net cash flows                                      7,443,442
10% annual discount for estimated timing of cash flows    (3,840,816)

Standardized measure of discounted future net cash flows $ 3,602,626

Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

                            TRANS ENERGY, INC.
                    S.F.A.S 69 Supplemental Disclosures
                        December 31, 1995 and 1994

S.F.A.S 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                                 For the Years Ended
                                                      December 31,
                                                 1995             1994


Standardized measure, beginning of year      $ 3,602,626       $ 3,752,076
Oil and gas sales, net of production costs      (107,818)         (178,842)
Sales of mineral in place                           -                 -
Quantity estimates made                          569,077            29,392

Standardized measure, end of year            $ 4,063,885       $ 3,602,626

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

(6)                   Earnings (Loss) Per Share Data

                                                     December 31,
                                             1995                 1994
                                          (Restated)
Weighted average outstanding
 shares based on primary
 earnings per share                        3,116,435            3,024,122

Primary earnings per share                $    (0.71)         $     (0.02)

Weighted average outstanding
 shares based on fully
 diluted earnings per share                3,182,415            3,024,122

Fully diluted earnings per share          $    (0.71)         $     (0.02)

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure

     This Item is not Applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
              Exchange Act

     The following table sets forth the names, ages, and offices held with the Company by it's directors and executive officers:

Name                 Position             Director Since    Age
Loren E. Bagley      President, C.E.O.    August 1991        53
                     and Director
William F. Woodburn  Vice President       August 1991        54
                     and Director
Dennis L. Spencer    Secretary and        September 1993     53
                     Director
John B. Sims         Director             January 1988       70

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. Executive officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Nevada law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors.

     The business experience of each of the persons listed above during the past five years is as follows:

     Loren E. Bagley has been Executive Vice President of the Company since August, 1991, and became President and C.E.O. in September, 1993. From 1979 to the present, Mr. Bagley has been self employed in the oil and gas industry as president, C.E.O. or vice president of various corporations which he has either started or purchased, including Ritchie County Gathering Systems, Inc. Mr. Bagley's experience in the oil and gas industry includes acting as a lease agent, funding and drilling of oil and gas wells, supervising production of over 175 existing wells, contract negotiations for purchasing and marketing of natural gas contracts, and owning a well logging company specializing in analysis of wells. Prior to becoming involved in the oil and gas industry, Mr. Bagley was employed by the United States government with the Agriculture Department. Mr. Bagley attended Ohio University and Salem College and earned a B.S. Degree.

     William F. Woodburn has served as Vice President in charge of Operations and a director of the Company since August, 1991 and has been actively engaged in the oil and gas business in various capacities for the past fourteen years. For several years prior to 1991, Mr. Woodburn supervised the production of oil and natural gas and managed the pipeline operations of Tyler Construction Company, Inc. and Tyler Pipeline, Inc. Mr. Woodburn is a stockholder and serves as President of Tyler Construction Company, Inc., and is also a stockholder of Tyler Pipeline, Inc. which owns and operates oil and gas wells in addition to natural gas pipelines, and Ohio Valley Welding, Inc. which owns a fleet of heavy equipment that services the oil and gas industry. Prior to his involvement in the oil and gas industry, Mr. Woodburn was employed by the United States Army Corps of Engineers for twenty four years and was Resident Engineer on several construction projects. Mr. Woodburn graduated from West Virginia University with a B.S. in civil engineering.

     Dennis L. Spencer became the Secretary and a director of the Company in September, 1993 and has been involved in various business ventures in the Washington, D.C. area for the past twenty-one years. Mr. Spencer has owned and operated six (6) automobile agencies in the Washington, D.C. area, a full line insurance brokerage agency, a rental car agency and a real estate development company specializing in commercial and residential property in Ocean City, Maryland. In 1988, Mr. Spencer sold his various business interests in the Washington, D.C. area and returned to Tyler County, West Virginia where he purchased several farms and also became engaged in the oil and gas business with Mr. Loren E. Bagley and Mr. William F. Woodburn. Since 1988, Mr. Spencer has been active in raising capital for oil and gas acquisitions for various private entities, and has been involved in contract negotiations for purchasing and marketing natural gas.

     John B. Sims served as President, C.E.O. and a director of the Company from 1988 to September, 1993 and currently is a director. Prior to joining the Company and from 1984 to 1988, Mr. Sims was the General Partner of Ben's Run Oil Company which was acquired by the Company in January, 1988. Mr. Sims has also been the general partner for fourteen limited partnerships from 1977 to 1984 drilling a total of twenty eight wells. Prior to his involvement in the oil and gas business, Mr. Sims was a real estate developer for twenty years as well as an exclusive real estate broker for Ednam Forrest in Charlottesville, Virginia. During 1994, Mr. Sims voluntarily initiated a personal bankruptcy proceeding pursuant to Chapter 7 of the United States Bankruptcy Code. Pursuant to the terms of such proceeding, Mr. Sims was discharged of certain of his debts which were incurred as a consequence of his personal guarantees of certain business related debts, not related to the Company, upon which the primary obligor defaulted.

     Pursuant to the disclosure provisions of Item 405, Regulation S-B, the following persons who, at any time during the fiscal year ended December 31, 1995, was a director, officer or beneficial owner of more than ten percent (10%) of the Company's common stock, have failed to file on a timely basis certain reports under Section 16(a) of the Securities Exchange Act of 1934, as amended: Loren E. Bagley, three reports upon sales of shares of common stock;
William F. Woodburn, three reports upon sale of shares of common stock; and Dennis L. Spencer, one report upon sale of shares of common stock and one report upon gifting of shares of common stock.

Item 10.  Executive Compensation

     The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors, nor has the Company entered into employment contracts with any of the aforementioned persons.

Cash Compensation

     The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the years ended December 31, 1993, 1994 and 1995, to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                        Summary Compensation Table

Name and Principal                      Other Annual  All Other
Position         Year   Salary    Bonus Compensation  Compensation
Loren E. Bagley, 1995   $ -0-     $ -0-  $   -0-       $  -0-
 President and
 C.E.O.(1)       1994   $ -0-     $ -0-  $   -0-       $  -0-
                 1993   $ -0-     $ -0-  $   -0-       $  -0-

John B. Sims,    1995   $13, 550  $ -0-  $   -0-       $  -0-
  President and
  C.E.O.(2)      1994   $  5,550  $ -0-  $   -0-       $  -0-
                 1993   $ 18,450  $ -0-  $   -0-       $  -0-

     (1) Mr. Bagley served as the Company's Executive Vice President from August 1991 to September 1993, at which time he became President and C.E.O. of the Company.
     (2) Mr. Sims served as the Company's President and C.E.O. from 1988 to September 1993, and is currently a director of the Company.

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management

     The following table sets forth information, to the best knowledge of the Company as March 31, 1995, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group, and is adjusted to reflect the two shares for five shares reverse stock split effected by the Company on September 22, 1993.

Name and Address         Amount and Nature of          Percent
of Beneficial Owner      Beneficial Ownership          of Class(1)

Loren E. Bagley *              431,575(2)                 13.3%
210 Second Street
St. Marys, WV 26170

William F. Woodburn *          460,108(3)                 14.2%
210 Second Street
St. Marys, WV 26170

Dennis L. Spencer *            595,775(4)                 18.4%
210 Second Street
St. Marys, WV 26170

John B. Sims *                  65,228(5)                  2.0%
210 Second Street
St. Marys, WV 26170

Black & Company                441,964(6)                 13.6%
50 Federal Street
Boston, MA 02110

All directors and executive  1,552,686                    47.9%
officers as a group
(4 persons in group)

*  Director and/or executive officer

 Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1) Based upon 3,238,677 shares of common stock outstanding on March 31, 1996, and takes into consideration the two shares for five shares reverse stock split effected by the Company on September 22, 1993.
(2) Includes 125,000 shares of common stock held in the name of Carolyn S. Bagley, wife of Loren E. Bagley, over which Ms. Bagley retains voting power.
(3) Includes 200,000 shares of common stock in the name of Janet
    L. Woodburn, wife of William F. Woodburn, over which shares Ms. Woodburn retains voting power. Does not include 142,840 shares of common stock owned by Mark D. Woodburn, son of William F. Woodburn, over which shares William F. Woodburn disclaims any voting control.
(4) Includes 595,775 shares of common stock in the name of Karla
    R. Spencer, wife of Dennis L. Spencer Sr., over which shares Ms. Spencer retains voting control.
(5) Includes 65,228 shares of common stock held in the name of Virginia Sims, wife of John B. Sims, over which shares Ms. Sims retains voting power.
(6) Black & Company is a holding company for the benefit of those shareholders of Black Petroleum Corporation that received shares pursuant to the acquisition by the Company on January 30, 1989 of certain interest in oil and gas properties and in a subsequent transaction with certain principal stockholders of the Company. See Item 12 below, "Certain Relationships and Related Transactions".

Item 12.      Certain Relationships and Related Transactions

    During the Company's last three fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

    (a) At the Special Meeting of Shareholders held on September 22, 1993, the Company's shareholders ratified the proposal to acquire certain oil and gas assets and shares of certain entities engaged in the oil and gas industry, in exchange for shares of authorized but previously unissued common stock of the Company. Upon ratification of the proposal, the Company entered into the following separate agreements, all dated September 22, 1993:

      (i) By separate agreement, the Company agreed to acquire from Loren E. Bagley and William F. Woodburn 65 shares of Tyler Construction Company, Inc. ("Tyler Construction"), which shares represented 65% of the total issued and outstanding shares of Tyler Construction, in exchange for 750,000 shares of authorized but previously unissued Company common stock. Following the acquisition, Tyler Construction became a subsidiary of the Company. Both Mr. Bagley and Mr. Woodburn are directors of the Company and also serve as President and Vice President, respectively. Neither Mr. Bagley nor Mr. Woodburn participated in the approval of the acquisition by the Board of Directors and the acquisition was approved by a majority of the Company's shareholders.

      (ii) By separate agreement, the Company agreed to acquire from Mr. Dennis L. Spencer six (6) producing oil and gas wells located in Ritchie County and Tyler County, West Virginia, in exchange for 500,000 shares of authorized but previously unissued Company common stock. All of the wells were drilled and completed in July of 1991. Mr. Spencer was a nominee for a director to be voted upon at the shareholders meeting held September 22, 1993, at which meeting the acquisition of the wells from Mr. Spencer was approved by a majority of the Company's shareholders. Although Mr. Spencer was a nominee to become a director at the September 22, 1993 Meeting of Shareholders, he was not a director of the Company at the time the acquisition was approved by the Board of Directors and accordingly, he did not participate in negotiations on behalf of the Company nor did he participate in the vote by the Board of Directors to ratify the acquisition.

      (iii) By separate agreement with Tyler Pipeline, Inc, a West Virginia corporation ("Tyler Pipeline"), the Company agreed to acquire from Tyler Pipeline a certain natural gas gathering pipeline system referred to as "The Pipeline, Ltd." in exchange for 250,000 shares of authorized but previously unissued Company common stock. William L. Woodburn, Vice President and a director of the Company, is President and owns 50% of Tyler Pipeline. Loren E. Bagley, President and a director of the Company, also owns 50% of Tyler Pipeline. Neither Mr. Woodburn nor Mr. Bagley participated in the approval of the acquisition by the Board of Directors and the acquisition was approved by a majority of the Company's shareholders.

      (iv) By separate agreement, the Company acquired all the issued and outstanding shares of Ritchie County Gathering Systems, Inc., a West Virginia corporation ("Ritchie"), in exchange for 500,000 shares of authorized but previously unissued Company common stock. Loren E. Bagley and William F. Woodburn, both officers and directors of the Company, and Dennis L. Spencer, at the time a nominee to become a director of the Company, were the holders of 100% of the Ritchie stock acquired by the Company. Neither Mr. Bagley nor Mr. Woodburn participated in the approval of the acquisition by the Board of Directors and the acquisition was approved by a majority of the Company's shareholders. Mr. Spencer was not a director of the Company at the time the acquisition was approved by the Board of Directors.

    All four of the above transactions involved acquisitions by the Company from persons who were officers and directors of the Company either at the time of the transactions or immediately thereafter. It was believed to be in the best interest of the Company to make the acquisitions in order to increase the Company's asset base of oil and natural gas producing properties and pipelines and to increase future revenues of the Company. Those factors considered in making the acquisitions were the book value of the individual assets, the appraised value of each asset, and the present discounted projected future cash flows of each asset. All four of the acquisitions were approved by a majority of the Company's shareholders. By mutual arrangement between Messrs. Bagley, Woodburn and Spencer, they have agreed to divide equally among themselves the shares of the Company's common stock which they own.

    (b) On November 22, 1993, three directors of the Company, Loren E. Bagley, William F. Woodburn and Dennis L. Spencer entered into a certain agreement with Black Petroleum Corporation whereby Messrs. Bagley, Woodburn and Spencer agreed to assign to Black Petroleum 210,444 shares of the Company's common stock owned by them in exchange for the relinquishment by Black Petroleum of certain anti-dilution provisions it possessed concerning shares of the Company's common stock it owned in the name of Black & Company. This would permit the Company to issue shares of common stock for assets without having to issue additional shares to Black Petroleum. Although the original agreement between Black Petroleum and the Company remained in effect, as consideration for the 210,444 shares Black Petroleum agreed not to exercise its anti-dilution rights. The anti-dilution provisions were originally granted to Black Petroleum by the Company in 1989 in connection with the acquisition by the Company of certain gas and oil properties. The anti-dilution provisions expired by their terms in January, 1994.

    (c) As of December 31, 1994, the Company reported several related party loans and loan receivables outstanding. These amounts are non interest bearing and considered short-term in nature. Total loan receivables and loan payables as of December 31, 1995 were $14,899 and $683,586 respectively. Total loan receivables and loan payables as of December 31, 1994 were $7,119 and $445,079 respectively. Any loan made to a related party is made at the discretion of and upon approval by the Executive Committee of the Board of Directors. All related party loans are non-interest bearing and are scheduled for repayment on March 15, 1998.

    (d)  In October 1994, the Company acquired from Tyler
Pipeline, Inc. 14,350 leasehold acres located in the Rose Run formation in Ohio for the total purchase price of $287,000. Tyler Pipeline, Inc. is equally owned by Loren E. Bagley and William F. Woodburn, President and Vice President of the Company, respectively. As payment for the property, the Company forgave certain receivables due from Messrs. Bagley and Woodburn in the approximate amount of $80,000 each, and the balance of $135,867 is carried on the Company's financial statements as a related party loan payable.

    (e) In connection with its acquisition of Vulcan, on July 27, 1995, the Company borrowed the sum of $150,000 from an individual, John C. Allen, and on September 1, 1995, the Company borrowed the sum of $135,000 from Marden. Neither Mr. Allen nor Marden is otherwise affiliated with the Company. Each of such sums is evidenced by a promissory note in the principal amount of the sum borrowed from the respective lenders. The principal amount owned to Mr. Allen is repayable in one installment on May 31, 1997. Interest at the rate of 12% per annum is payable monthly until the principal amount is repaid in full. The Company may prepay such note at any time prior to maturity without premium or penalty. The debt evidenced by such note is guaranteed by each of Mr. Bagley and Mr. Woodburn. In addition, the Company granted to Mr. Allen a warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $2.25 per share at any time through July 27, 2000. The principal amount owned to Marden is repayable in one payment due October 15, 1997. The Company may prepay such note at any time prior to maturity without premium or penalty. The debt evidenced by such note is guaranteed by Mr. Bagley.

    Of the foregoing sums, $100,000 of the funds borrowed from Mr. Allen was applied to the purchase price of Vulcan and $50,000 applied to Vulcan's working capital. Of the $135,000 borrowed from Marden $50,000 was paid to PMC in consideration of the assignment by PMC to the Company of its rights to purchase the stock of Vulcan and $85,000 was applied to Vulcan's working capital.

    (f) Loren E. Bagley is President of Sancho, a principal purchaser of the Company's natural gas. Mr. Bagley's wife, Carolyn
S. Bagley is a director and owner of 66-2/3 % of the outstanding capital stock of Sancho. Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 15-year contract that Sancho entered into with Hope Natural Gas in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon an index that includes the residential gas commodity charge of Hope Natural Gas. During 1995, the Company paid Sancho an aggregate of $20,407 pursuant to such 15 year contract.

    The Company also occupies approximately 4,000 square feet of office space in St. Mary's, West Virginia, which it shares with its subsidiary Tyler Construction. These facilities are under lease by Sancho, one of the Company's principal customers, and under a verbal arrangement with Sancho, the Company occupies these facilities for no rent.

                                  PART V

Item 13.      Exhibits and Reports on Form 8-K
    (a)  Exhibits

Exhibit No.                    Exhibit Name
 *2.1  Stock Acquisition Agreement between the Company and Loren
       E. Bagley and William F. Woodburn

 *2.2  Asset Acquisition Agreement between the Company and Dennis
       L. Spencer

 *2.3  Asset Acquisition Agreement between the Company and Tyler
       Pipeline, Inc.

 *2.4  Stock Exchange Agreement between the Company and Ritchie
       County Gathering Systems, Inc.

 *2.5  Plan and Agreement of Merger between Trans Energy, Inc.
       (Nevada) and Apple Corp. (Idaho), to facilitate the change of the Company's corporate domicile to Nevada

**2.6  Agreements related to acquisition of Vulcan Energy
       Corporation

 *3.1 Articles of Incorporation and all amendments pertaining thereto, for Apple Corp., an Idaho corporation

 *3.2 Articles of Incorporation for Trans Energy, Inc., a Nevada corporation

 *3.3  Articles of Merger for the States of Nevada and Idaho

 *3.4  By-Laws

 *4.1  Specimen Stock Certificate

*10.1  Marketing Agreement with Sancho Oil and Gas Corporation

*10.2  Gas Purchase Agreement with Central Trading Company

*10.3  Price Agreement with Key Oil Company

*21.1  Subsidiaries

*99.1  Reserve Estimate and Evaluation of oil and gas properties

*99.2  Reserve Estimate and Evaluation for Dennis L. Spencer wells

 *   Previously filed as Exhibit to Form 10-SB.
**   Previously filed as Exhibit to Form 8-K dated August 7, 1995.

(b) On December 13, 1995, the Company filed an amendment to its report on Form 8-K to include financial statements related to the acquisition of Vulcan Energy Corporation.


                                SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TRANS ENERGY, INC.



                                   BY:     /S/  Loren E. Bagley
                                                (Signature)
                                             LOREN E. BAGLEY,
                                             President and C.E.O.

Dated:  December 13, 1996


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature              Title                     Date



                          President, C.E.O.               December 13, 1996
  /S/  Loren E. Bagley     and Director
       (Signature)
    Loren E. Bagley



                           Vice President and              December 13, 1996
  /S/  William F. Woodburn  Director
       (Signature
    William F. Woodburn



                            Secretary and                  December 13, 1996
  /S/  Dennis L. Spencer     Director
       (Signature)          (Chief Financial Officer)
    Dinnis L. Spencer       (Principal Accounting Officer)