Form 10QSB/A
period 1996-03-31
TRANS ENERGY INC
filed 1996-12-16
CIK 919721

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              Amendment No. 2

                                    to

                               FORM 10-QSB/A

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

          Class                              Outstanding as of
                                            December 9, 1996
Common Stock, $.001 par value                3,238,677


                             TABLE OF CONTENTS

Heading                                                    Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1


          Consolidated Balance Sheets -- March 31,
          1996 and December 31, 1995 . . . . . . . . . .    2

          Consolidated Statements of Operations -- three
          months ended March 31, 1996 and 1995 . . . . .    4

          Consolidated Statements of Stockholders'
          Equity . . . . . . . . . . . . . . . . . . . .    6

          Consolidated Statements of Cash Flows --
          three months ended March 31, 1996 and 1995 . .    7

          Notes to Consolidated Financial Statements . .    9

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . .   23

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   25

Item 2.   Changes In Securities. . . . . . . . . . . . .   25

Item 3.   Defaults Upon Senior Securities. . . . . . . .   25

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . .   25

Item 5.   Other Information. . . . . . . . . . . . . . .   25

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   25

          SIGNATURES . . . . . . . . . . . . . . . . . .   26

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











                            TRANS ENERGY, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                   March 31, 1996 and December 31, 1995

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheets

                                  ASSETS
                                (Restated)
                                      December 31,     March 31,
                                           1995         1996
                                                    (Unaudited)
CURRENT ASSETS

 Cash                                    $    -     $   38,021
 Accounts receivable - trade (Note 1)      328,012     419,059
 Inventory (Note 1)                         15,956      40,761

   Total Current Assets                    343,968     497,841

FIXED ASSETS (Note 2)

 Land                                       35,000      35,000
 Building                                   65,000      65,000
 Vehicles                                  113,244     113,244
 Machinery and equipment                   588,493     611,225
 Pipeline                                2,107,740   2,107,740
 Well equipment                            290,972     290,972
 Wells                                   3,178,916   3,178,916
 Leasehold acreage                         263,500     263,500
 Accumulated depreciation               (1,458,009) (1,507,890)

   Total Fixed Assets                    5,184,856   5,157,707

OTHER ASSETS

 Deferred stock offering costs (Note 1)    275,000      -
 Goodwill, net (Note 1)                    728,013     688,450
 Deposits                                      355         491
 Bond (Note 4)                              50,000      50,000
 Loan acquisition costs                    108,187     774,000
 Loan - related party (Note 6)              14,899      15,337

   Total Other Assets                    1,176,454   1,528,278

   TOTAL ASSETS                          $6,705,278 $7,183,826

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheets


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (Restated)

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

STOCKHOLDERS' EQUITY (Note 9)

 Common Stock:  30,000,000 shares authorized
   at $0.001 par value; 3,174,122 and
   3,238,677 shares issued and
   outstanding, respectively                 3,174       3,239
 Capital in excess of par value          5,629,734   6,202,669
 Accumulated deficit                    (3,071,721) (3,434,682)

   Total Stockholders' Equity            2,561,187   2,771,226

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY              $ 6,705,278 $ 7,183,826

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations

                                            For the Three Months
                                              Ended March 31,
                                            1995         1996
REVENUES                                  (Unaudited) (Unaudited)
                                                       (Restated)
  Oil and gas sales                         $573,213  $ 781,132
  Other                                          347       -

    Total Revenues                           573,560    781,132

COSTS AND EXPENSES

  Cost of oil and gas                        396,632    657,639
  Salaries and wages                          92,792     40,821
  Depreciation and depletion                  31,336     94,278
  Selling, general and administrative        164,266    216,768

    Total Costs and Expenses                 685,026  1,009,506

     Net Income (Loss) from Operations      (111,466)  (228,374)

OTHER INCOME (EXPENSE)

  Interest                                   (34,837)  (160,103)

    Total Other Income (Expense)             (34,837)  (160,103)

NET INCOME (LOSS) BEFORE INCOME
 TAXES AND MINORITY INTERESTS AND
 EXTRAORDINARY INCOME (LOSS)                (146,303)  (388,477)

INCOME TAXES                                    -          -

NET INCOME (LOSS) BEFORE MINORITY
 INTERESTS AND EXTRAORDINARY INCOME (LOSS)  (146,303)  (388,477)

MINORITY INTERESTS                           (13,425)    15,960

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME (LOSS)                (159,728)  (372,517)

EXTRAORDINARY INCOME (LOSS)
 Forgiveness of debt                            -        20,000
 Early payoff of debt                           -       (10,444)
TOTAL EXTRAORDINARY INCOME (LOSS)               -         9,556

NET INCOME (LOSS)                          $(159,728) $(362,961)

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations

                                           For the Three Months
                                               Ended March 31,
                                            1995            1996
                                         (Unaudited)     (Unaudited)
                                                         (Restated)
PRIMARY EARNINGS (LOSS) PER SHARE

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME                     $    (0.06)    $    (0.11)

EXTRAORDINARY INCOME                             -              NIL

NET INCOME (LOSS)                         $    (0.04)    $    (0.11)

FULLY DILUTED EARNINGS
 (LOSS) PER SHARE

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME                     $    (0.06)    $    (0.11)

EXTRAORDINARY INCOME                             -              NIL

NET INCOME (LOSS)                              (0.06)         (0.11)

                             TRANS ENERGY, INC.
              Consolidated Statements of Stockholders' Equity
                                  (Restated)
                                                      Capital in
                                    Common Shares     Excess of    Accumulated
                                  Shares    Amount    Par Value     Deficit

Balance,
 December 31, 1994               3,024,122  $ 3,024  $ 3,612,852  $ (866,643)

Common stock issued for
 services at $1.50 per share       100,000      100      149,900        -

Common stock issued on
 conversion of debentures at
 $0.90 per share                    50,000       50       44,950        -

Stock options issued for services     -        -         275,000        -
 (Note 8)

Common stock warrants issued
 (Note 8)                             -        -       1,345,000        -

Extension of debentures (Note 5)      -        -         202,032        -

Net loss for the year ended
 December 31, 1995                    -        -            -     (2,205,078)

Balance,
 December 31, 1995               3,174,122    3,174    5,629,734  (3,071,721)

Common stock issued for
 debenture                          55,555       56       49,944        -
  (Unaudited)

Common stock issued for services     9,000        9       23,991        -
  (Unaudited)

Common stock warrants issued
 (Note 8)                             -        -         774,000        -

Cancellation of stock options issued
  for services (Note 8) (Unaudited)   -        -        (275,000)       -

Net loss for the three months ended
  March 31, 1996 (Unaudited)          -        -            -       (362,961)

Balance, March 31, 1996
  (Unaudited)                    3,238,677  $ 3,239   $6,202,669 $(3,434,682)

                              TRANS ENERGY, INC.
                    Consolidated Statements of Cash Flows


                                                  For the Three Months
                                                     Ended March 31,
                                                  1995           1996
CASH FLOWS FROM OPERATING ACTIVITIES:             (Unaudited) (Unaudited)
                                                              (Restated)
  Net income (loss)                               $(159,728) $(362,961)
  Adjustments to Reconcile Net Income to Cash
   Provided by Operating Activities:
    Depreciation, depletion and amortization         31,336    163,948
    Minority interest                                13,425    (15,960)
    Common stock issued for services                150,000     24,000
  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable         -       (91,047)
    Decrease (increase) in inventory                 44,202    (24,805)
    Decrease (increase) in deposits                    -          (136)
    Decrease (increase) in loan acquisition costs       463    (19,413)
    Increase (decrease) in accounts payable
      and accrued expenses                           16,994    179,453
    Increase (decrease) in interest payable            -       (13,357)

       Cash Provided (Used) by Operating Activities  96,692   (160,278)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for property and equipment              -       (22,732)

     Cash Provided (Used) by Investing Activities   $  -      $(22,732)

                              TRANS ENERGY, INC.
              Consolidated Statements of Cash Flows (Continued)

                                                   For the Three Months
                                                      Ended March 31,
                                                  1995           1996
CASH FLOWS FROM FINANCING ACTIVITIES:           (Unaudited)   (Unaudited)
                                                              (Restated)
  Payment of deferred stock offering costs      $    -       $    -
  Borrowings of long-term debt                       -         337,379
  Loans to related parties                           -            (438)
  Borrowings from related parties                    -          38,415
  Principal payments on long-term debt            (72,372)    (154,325)

     Cash Provided (Used) by Financing Activities (72,372)     221,031

NET INCREASE (DECREASE) IN CASH                    24,320       38,021

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               7,103         -

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                  $ 31,423    $  38,021

CASH PAID FOR:

  Interest                                       $ 31,987    $  75,717
  Income taxes                                   $   -       $    -


NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services               $150,000    $  24,000
  Conversion of debentures to equity             $   -       $  50,000
  Warrants issued for loan acquisition costs     $   -       $ 774,000

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

       c.  Prior Period Adjustments

       The results of operations for the three months ended March
       31, 1996 have been restated to correct the application of accounting principles related to the treatment of the value of additional shares pursuant to the extension of convertible debentures and the valuation of Bridge Warrants issued in March 1996. The effect of the related adjustments increased net loss before extraordinary items and net loss by $133,967 for the three months ended March
       31, 1996. Primary and fully diluted loss per share for the three months ended March 31, 1996 both increased before and after extraordinary income (loss) by $(0.04) per share.

       d.  Loss per Share of Common Stock

       The loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements.

       e.  Provision for Taxes

       At December 31, 1995, and March 31, 1996 the Company had net operating loss carryforwards totaling approximately $3,100,000 and $3,400,000, respectively, may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards is offset by a valuation allowance of the same amount.

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

       On August 7, 1995, the Company purchased 80 percent of the issued and outstanding stock of Vulcan Energy Corporation, a Texas corporation, for $1,100,000 including the assumption of $300,000 in debt to a customer of Vulcan. Vulcan will continue to operate as a subsidiary of the Company. Vulcan Energy is located twenty miles southwest of San Antonio and is engaged in the oil gathering and marketing business.

NOTE 3 - LONG-TERM DEBT

       The Company had the following debt obligations at December
       31, 1995 and March 31, 1996:

                                                     December 31,  March 31,
                                                         1995        1996
                                                                  (Unaudited)
    Convertible Debentures (Note 5)                    $ 50,000    $    -

    Bank of Paden City, secured by gas pipeline,
      interest and principal payments of $1,846 due
      monthly at 9.0% interest beginning March 1994.      7,505        2,096

    Calhoun County Bank, secured by oil and gas
      well interests, payable in monthly installments
      of $3,136 including interest at variable rates,
     (lender's base rate of 9.75% as of December
     31, 1995) matures June 1, 1996.                     59,472       57,813

    Balance forward                                    $116,977     $ 59,909

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                   December 31, 1995 and March 31, 1996

NOTE 3 -      LONG-TERM DEBT (Continued)

                                                       December 31,  March 31,
                                                         1995           1996
                                                                     (Unaudited)

    Balance forward                                     $116,977    $ 59,909

    Calhoun County Bank, secured by oil and gas well
      interests, payable in monthly installments of
      $1,029 including interest at variable rates,
     (lender's base rate  of 9,75% as of December 31,
     1995) matures February 13, 1996.                      9,164       8,363

    Calhoun County Bank, secured by oil and gas well
      interests, payable in monthly installments of $3,651
      including interest at variable rates, (lender's
      base rate of 9,75% as of December 31, 1995) matures
      February 19, 1996.                                  43,359      40,433

    New York Life, secured by cash value in policy,
     principal and interest payments of $480 per
     month at 7.25% interest rate.                        18,617      18,617

    Wesbanco Bank, secured by oil and gas wells,
     principal and interest payments of $841 at
     12.5% interest rate, matures October 11, 1997.       17,328      15,107

    Wesbanco Bank, secured by vehicle,
     principal and interest payments of $155 at
     10.25% interest rate, matures September 30, 1997.     3,115       2,700

    First National Bank of St. Marys, $9,244 payable
     monthly, 12.5% interest rate, secured by equipment. 657,632     650,106

    Union Bank of Tyler County, interest at 11.5% due
     quarterly, renewable, secured by equipment.          19,810      19,810

    Note due private company, principal and interest
      of $163 payable monthly, interest rate of
      10.75%, secured by vehicle.                          4,997       4,394

    United National Bank, interest payable
      quarterly, variable rate (prime 1% or 9.75% as of
                  December 31, 1995), principal payment
      of $50,000 due annually, secured by equipment.     285,000     285,000

    Note due private individual, secured by officers'
      personal guarantee, due March 15, 1997,
      interest due monthly at 12%.                       100,000     100,000

    Balance forward                                   $1,275,999  $1,207,139

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                   December 31, 1995 and March 31, 1996

NOTE 3 - LONG-TERM DEBT (Continued)
                                                     December 31,  March 31,
                                                          1995       1996
                                                                  (Unaudited)
    Balance forward                                  $1,275,999   $1,207,139

    Bank of Paden City, secured by officers'
      personal assets, demand note, interest
      payments due monthly at 9.75%.                    100,000       79,064

    Note due private individual, secured by
      officers' personal guarantee, due May 31,
      1997, interest due monthly at 12%.                150,000      150,000

    Note due private company, secured by officers'
      personal assets, due on October 15, 1997,
      with interest at 18%.                             135,000       92,725

    Note due private company, secured by officers
      guarantee, due June 30, 1997, with interest
      at 18%.                                           100,000       53,200

    Notes due Secured Promissory Note Holders,
      secured by accounts receivable, due April
      24, 1997, with interest at 12%.                   300,000      600,000

    Note payable to Ross Forbus in equal monthly
      installments of $6,529 with interest at 7.5%,
      secured by assets of subsidiary, matures on
      September 22, 2005.                               545,909      536,555

    Bank of Paden City, secured by officers personal
      assets, matures on August 19, 1996, interest
      due monthly at 10%.                                30,200       30,200

    Demand Note due Petrol Marketing Corporation
       on October 31, 1995 with no stated interest rate. 50,000       50,000

    Various equipment purchase contracts secured
      by vehicles.                                       82,354      106,332

         Less Current Portion                          (554,540)    (947,213)

         Total Long-Term Debt                        $2,214,922   $1,955,302

    In March 1996 the Company completed a bridge financing of $600,000 of Unsecured Notes and 330,000 Bridge Warrants.
    Of the $600,000 in Unsecured Notes, $270,000 of the previously secured note holders converted to Unsecured Note holders. Under the terms of the Unsecured Notes, interest is accrued at the rate of 12% per annum. The principal is due and payable upon completion of the Company's proposed public offering or on March 21, 1997. See Note 8 for a discussion regarding the Bridge Warrants.

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

NOTE 5 - CONVERTIBLE DEBENTURES

    The Company assumed obligations on debentures issued by Ben's Run Oil Co. during 1988. The remaining debenture, having a total face value of $50,000, was due on April 1, 1996. Subsequent to December 31, 1995, the $50,000 debenture was converted into 55,555 shares of common stock. As an incentive to the debenture holder for extending the due date of the debenture, on December 1, 1995 they were given the right to receive the number of post-split shares they were to have received pre-split. The value of the additional shares issued has been recorded as loan costs and amortized over the period until the debenture was converted.

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

    b.  Management Agreement

    A Company owned by an officer of The Company's subsidiary Vulcan Energy Corporation (Vulcan) owns the remaining 20% of Vulcan's stock. The management company is entitled to a management fee of $252,000 per year and 20% of net profits before taxes loss 20% of the principal paid to the seller of Vulcan. This 20% net profits interest has had no effect on the Company's financial statements since the subsidiary has generated a net loss up through March 31, 1996.

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

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS

    On October 1, 1995, the Company issued an option to a consultant to purchase 100,000 shares of its common stock at $0.001 per share. The option was valued at the difference between the exercise price and the trading price of the shares. Accordingly the Company incurred $275,000 of customary fees in 1995. On March 29, 1996, the consultant returned the option for cancellation. The option was not exercised and was cancelled without consideration, therefore the cancellation was accounted for as a decrease of paid in capital and the related asset.

    The Company also received $5,000 during December of 1995 for the purchase of 500,000 Bridge Warrants at $0.01 per Warrant. The Company issued 48,750 additional Bridge Warrants as compensation for the sale of the Bridge Warrants which were later surrendered to the Company for no consideration. The Bridge Warrants were valued at the average trading price when issued and expensed to interest during the year ended December 31, 1995. The Bridge Warrants are convertible into 1 share of common stock at $0.50 per share for up to eighteen months. Upon the effective registration of the Company's proposed stock offering (Note 10), the $0.50 common stock conversion option of the Bridge Warrants will terminate and the Bridge Warrants will automatically convert into 2 Redeemable Warrants exercisable at 110% of the proposed offering price which will be approximately $5.00 per share.

    In connection with the extension of the due date of a note payable the Company granted the noteholder a warrant to purchase up to 50,000 shares of the company's common stock at $2.25 per share.

    The Company issued 330,000 Bridge Warrants in March 1996 in conjunction with the completion of a $600,000 bridge financing composed of Unsecured Notes (See Note 3). These Bridge Warrants are exercisable for 18 months form the date of issue and entitle the holder thereof to purchase 1 share of common stock at $0.50 per share. The Bridge Warrants were valued at the average trading price when issued and are being amortized to interest expense over 12 months. Upon the effective registration for the Company's proposed stock offering (Note 10), the $0.50 common stock conversion option of these Bridge Warrants will terminate and the Bridge Warrants will automatically convert into 2 Redeemable Warrants exercisable at 110% of the proposed offering price which will be approximately $5.00 per share. If the Bridge Warrants are converted, the unamortized balance of the cost will be expensed immediately.

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

                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                     December 31, 1995 and March 31, 1996

NOTE 12 - CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS (Continued)

                                              For the Year Ended
                                               December 31, 1995

                              Vulcan          Trans
                              Energy        Energy and                 Proforma
                           Corporation     Subsidiaries  Adjustments   Combined
                                            (Restated)               (Restated)
    OIL AND GAS SALES       $1,622,955     $ 2,828,162  $     -     $ 4,451,117

    COST AND EXPENSES

      Cost of oil and gas    1,493,811       2,392,907        -       3,886,718
      Salaries and wages       142,444         178,558        -         321,002
      Depreciation, depletion
       and amortization         11,303         228,692     105,500      345,495
      Selling, general and
       administrative           59,993       1,833,338        -       1,893,331

         Total Costs and
               Expenses      1,707,551       4,633,495     105,500    6,446,546

    INCOME (LOSS)
          FROM OPERATIONS      (84,596)     (1,805,333)   (105,500)  (1,995,429)

    OTHER INCOME (EXPENSE)

      Interest income              697             444        -           1,141
      Interest expense          (1,004)       (347,282)   (112,006)    (460,292)
      Gain on disposition
            of assets            7,683           2,046        -           9,729
      Bad debt expense            (500)        (44,550)       -         (45,050)

         Total Other Income
             (Expense)           6,876        (389,342)   (112,006)    (494,472)

    NET INCOME (LOSS) BEFORE
     MINORITY INTERESTS        (77,720)    (2,194,675)   (217,506)  (2,489,901)

    MINORITY INTERESTS            -            (10,403)       -         (10,403)

    NET INCOME (LOSS)         $(77,720)    $(2,205,078) $ (217,506) $(2,500,304)

    EARNINGS (LOSS)
           PER SHARE          $  (0.02)    $     (0.71) $    (0.07) $     (0.80)

                              TRANS ENERGY, INC.
                    S.F.A.S.  69  Supplemental Disclosures
                     December 31, 1995 and March 31, 1996
                                 (Unaudited)


S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


    (1)                 Capitalized Costs Relating to
                       Oil and Gas Producing Activities

                                             December 31,         March 31,
                                               1995                  1996
                                                                 (Unaudited)
    Proved oil and gas producing properties
     and related lease and well equipment    $3,733,388          $3,733,388
    Accumulated depreciation and depletion     (390,540)           (404,352)

    Net Capitalized Costs                    $3,342,848          $3,329,036


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
                     December 31, 1995 and March 31, 1996
                                 (Unaudited)

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

    (3)                   Results of Operations for
                             Producing Activities

                                             For the     For the Three
                                           Year Ended    Months Ended
                                           December 31,   March 31,
                                                1995        1996
                                                         (Unaudited)

    Sales                                     $205,152  $  68,794

    Production costs                          (110,141)   (36,934)
    Depreciation and depletion                 (10,556)    (2,639)

    Results of operations
     for producing activities
     (excluding corporate
     overhead and interest
     costs)                                   $ 84,455  $  29,221


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

Standardized measure of discounted future net cash flows $4,063,885


                              At March 31, 1996
                                 (Unaudited)
                                                       Trans Energy
                                                        and
                                                       Subsidiaries
Future cash inflows                                     $19,778,169
Future production and development costs                  (7,088,126)
Future net inflows before income taxes                   12,690,043
Future income tax expense                                (4,314,615)
Future net cash flows                                     8,375,428
10% annual discount for estimated timing of cash flows   (4,343,403)

Standardized measure of discounted future net cash flows $4,032,025

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

                              TRANS ENERGY, INC.
                     S.F.A.S 69 Supplemental Disclosures
                     December 31, 1995 and March 31, 1996

S.F.A.S 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                              For the            For the Three
                                            Year Ended           Months Ended
                                           December 31,            March 31,
                                               1995                  1996
                                                                   (Unaudited)

Standardized measure, beginning of year      $3,602,626          $ 4,063,885
Oil and gas sales, net of production costs     (107,818)             (31,860)
Sales of mineral in place                          -                    -
Quantity estimates made                         569,077                 -

Standardized measure, end of period          $4,063,885          $ 4,032,025

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

(6)                     Earning (Loss) Per Share Data

                                            December 31,          March 31,
                                                1995                1996
                                             (Restated)          (Unaudited)
                                                                 (Restated)
Primary earnings (loss) per share
  Weighted average outstanding shares         3,116,435            3,217,159
  Income (loss) before extraordinary income  $    (0.71)          $    (0.11)
  Extraordinary income                       $     -              $     NIL

Fully diluted earnings (loss) per share
  Weighted average outstanding shares         3,182,415            3,217,159
  Income (loss) before extraordinary income  $    (0.71)          $    (0.11)
  Extraordinary income                       $     -              $     NIL

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
                                                  Three Months Ended
                                                       March 31,
                                                      1996   1995
                                                      (Unaudited)
  Total revenues . . . . . . . . . . . . . . .        100 %   100 %
  Total costs and expenses . . . . . . . . .          150     106
  Net income (loss) before income taxes
    and minority interest and extraordinary
    income. . . . . . . . . . . . . . . . . . .       (50)    (13)
  Income taxes . . . . . . . . . . . . . . . .          -       -
  Minority interest. . . . . . . . . . . . . .          2      (2)
  Extraordinary income (loss). . . . . . . . .          1       -
  Net income (loss). . . . . . . . . . . . . .        (47)    (15)


Results of Operations

  Total revenues for the three months ended March 31, 1996 ("first quarter of 1996") increased 36% when compared with the three months ended March 31, 1995 ("first quarter of 1995").  This increase is attributed to the corresponding 36% improvement in oil and gas sales for the same period due to the increase in certain natural gas prices for gas sold by the Company and the additional revenues realized from the operations of Vulcan Energy Corporation ("Vulcan"), acquired by the
Company on August 7, 1995. These results were partially offset by the Company's decision not to purchase gas from its suppliers at a price higher than management believed it could resell the gas.  Total costs
and expenses as a percentage of total revenues increased from    126%     in
the first quarter of 1995 to    150%     for the first quarter of 1996,
corresponding with the    62%     increase in actual costs and expenses
for the first quarter of 1996 compared to the 1995 period.  This increase is primarily attributed to the 66% increase in cost of oil and gas produced due to the higher oil and gas sales in the first quarter of
1996.  Also contributing to the increase in total costs and expenses for the first quarter of 1996 was the 201% increase in depreciation and
depletion from the corresponding 1995 period, and the    360%
increase in interest expense, both due to the acquisition of Vulcan and the fact that the acquisition resulted in increased borrowings.  Selling,
general and administrative expenses increased    32%     for the first quarter
of 1996 primarily attributed to increased losses in the operation of Vulcan and to additional expenses incurred in preparation for anticipated increased revenues. These increases in costs and expenses for the first quarter of 1996 were partially offset by the 56% decrease in salaries and wages.

  The Company's minority interests were $15,960 for the first quarter of 1996 compared to a negative $13,425 for the first quarter of 1995, due to losses by a 65% owned subsidiary. The Company's net loss for the
first quarter of 1996 was    $362,961     compared to    $159,728
for the first quarter of 1995. Despite the 36% increase in oil and gas sales for the first quarter of 1996, the Company's realized an increase in net loss attributed primarily to the 201% increase in depreciation
and depletion, the    32%     increase in    selling    , general and
administrative expenses due to increased expenses in preparation of
anticipated increased revenues from Vulcan,     and the 360% increase in
interest expense due to the issuance of additional shares to the Debenture Holders as consideration for extending the due date of said Debentures.

  For the remainder of fiscal year 1996, management expects salaries
and wages and other general and administrative expenses to     increase
as compared to     the first quarter of 1996.  The cost of oil and gas
produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 1996.

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

  The Company anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations and from anticipated proceeds from a proposed public offering of the Company's securities. The Company has entered into a letter of intent with L.B. Saks, Inc., a New York investment firm, to conduct an underwriting for a minimum of $3,000,000, which most likely will occur
during the    fourth     quarter of 1996 although there can be no
assurance that such an offering will be successfully completed. If the Company is unable to realize funds from the sale of its securities or from private lenders, management believes that the Company can continue operations of its existing wells and oil and gas gathering operations. By maximizing current production and minimizing expenses, management believes the Company can continue its operations for an extended period until additional funding can be arranged.

  As of March 31, 1996, the Company had total assets of
   $7,183,826     and total stockholders' equity of    $2,771,226,
compared to total assets of    $6,705,278     and total stockholders'
equity of    $2,561,187     at December 31, 1995.  This represents a
   $478,548 (7%) increase      in total assets and a    $210,039 (8%)
increase     in total stockholders equity for the period.  For this same period, cash increased from $0 to $38,021 and total current assets increased 45% due to increased cash and the increase in accounts receivable. Total current liabilities increase 42% primarily attributed to certain loans of the Company which become due in less than one year from March 31, 1996. For the first quarter of 1996, the Company experienced a negative cash flows from operating activities of $160,277, compared to net cash provided by operating activities of $96,692 for the first quarter of 1995. These results are primarily attributed to the Company's net loss for the first quarter of 1996 and increase in accounts receivable of $91,047.

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

                                          TRANS ENERGY, INC.



Date:  December 13, 1996                  By   /S/ Loren E. Bagley
                                               (Signature)
                                            LOREN E. BAGLEY, President
                                            and Chief Executive Officer




Date:  December 13, 1996                  By   /S/  Dennis L. Spencer
                                               (Signature)
                                             Dennis L. Spencer, Secretary
                                             and Director
                                            (Chief Financial Officer)
                                            (Principal Accounting Officer)