Form 10QSB/A
period 1996-06-30
TRANS ENERGY INC
filed 1996-12-16
CIK 919721

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                            Outstanding as of
                                           December 31, 1996
Common Stock, $.001 par value                3,238,677

                             TABLE OF CONTENTS

Heading                                                  Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1


          Consolidated Balance Sheets -- June 30, 1996
          and December 31, 1995. . . . . . . . . . . . .    2

          Consolidated Statements of Operations --
          three months ended June 30, 1996 and
          1995, and six months ended June 30, 1996
          and 1995 . . . . . . . . . . . . . . . . . . .    4

          Consolidated Statements of Stockholders' Equity   6

          Consolidated Statements of Cash Flows --
          three months ended June 30,1996 and 1995, and
          six months ended June 30, 1996 and 1995. . . .    7

          Notes to Consolidated Financial Statements . .    9

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . .   23

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   26

Item 2.   Changes In Securities. . . . . . . . . . . . .   26

Item 3.   Defaults Upon Senior Securities. . . . . . . .   26

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . .   26

Item 5.   Other Information. . . . . . . . . . . . . . .   26

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   26

          SIGNATURES . . . . . . . . . . . . . . . . . .   27

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













                           TRANS  ENERGY,  INC.

                           FINANCIAL STATEMENTS

                    June 30, 1996 and December 31, 1995

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheets

                                  ASSETS
                                (Restated)
                                        December 31,  June 30,
                                            1995        1996
                                                     (Unaudited)
CURRENT ASSETS

 Cash                                  $      -     $   19,035
 Accounts receivable - trade (Note 1)      328,012     341,013
 Inventory (Note 1)                         15,956     330,515

   Total Current Assets                    343,968     690,563

FIXED ASSETS (Note 2)

 Land                                       35,000      35,000
 Building                                   65,000      65,000
 Vehicles                                  113,244     113,244
 Machinery and equipment                   588,493     617,322
 Pipeline                                2,107,740   2,107,740
 Well equipment                            290,972     290,972
 Wells                                   3,178,916   3,188,426
 Leasehold acreage                         263,500     263,500
 Accumulated depreciation               (1,458,009) (1,557,570)

   Total Fixed Assets                    5,184,856   5,123,634

OTHER ASSETS

 Deferred stock offering costs (Note 1)    275,000      39,500
 Goodwill, net (Note 1)                    728,013     648,887
 Deposits                                      355         491
 Bond (Note 4)                              50,000      50,000
 Loan acquisition costs                    108,187     580,500
 Loan - related party (Note 6)              14,899          27

   Total Other Assets                    1,176,454   1,319,405

   TOTAL ASSETS                         $6,705,278  $7,133,602

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

STOCKHOLDERS' EQUITY (Note 9)

 Common Stock:  30,000,000 shares authorized
   at $0.001 par value; 3,174,122 and
   3,238,677 shares issued and
   outstanding, respectively                 3,174       3,239
 Capital in excess of par value          5,629,734   6,202,669
 Accumulated deficit                    (3,071,721) (3,720,202)

   Total Stockholders' Equity            2,561,187   2,485,706

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY             $  6,705,278  $7,133,602

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations

                            For the Three Months         For the Six Months
                               Ended June 30,               Ended June 30,
                              1995           1996          1995        1996
REVENUES                 (Unaudited)      (Unaudited)  (Unaudited)  (Unaudited)
                                          (Restated)                (Restated)
  Oil and gas sales       $ 684,004       $ 1,525,872  $ 1,257,217  $ 2,307,004
  Other                        -                 -             347         -

    Total Revenues          684,004         1,525,872    1,257,564    2,307,004

COSTS AND EXPENSES

  Cost of oil and gas
    produced                489,301         1,166,496      885,933    1,824,135
  Salaries and wages         68,294            34,576      161,086       75,397
  Depreciation and depletion 59,790            99,228       91,126      193,506
  Selling, general and
   administrative           112,284           238,960      276,550      455,728

   Total Costs and Expenses 729,669         1,539,260    1,414,685    2,548,766

     Net Income (Loss)
      from Operations       (45,665)          (13,388)    (157,131)    (241,762)

OTHER INCOME (EXPENSE)

  Interest                  (35,083)         (295,603)     (69,920)    (455,706)

    Total Other Income
     (Expense)              (35,083)         (295,603)     (69,920     (455,706)

NET INCOME (LOSS) BEFORE
 INCOME TAXES AND MINORITY
 INTERESTS AND
 EXTRAORDINARY INCOME (LOSS)(80,748)         (308,991)    (227,051)    (697,468)

INCOME TAXES                   -                 -            -            -

NET INCOME (LOSS) BEFORE
 MINORITY INTERESTS AND
 EXTRAORDINARY INCOME(LOSS) (80,748)         (308,991)    (227,051)    (697,468)

MINORITY INTERESTS           (6,314)           23,471      (19,739)      39,431

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME (LOSS)(87,062)         (285,520)    (246,790)    (658,037)

EXTRAORDINARY INCOME
 Forgiveness of debt           -                 -            -          20,000
 Early payoff of debt          -                 -            -         (10,444)
TOTAL EXTRAORDINARY
 INCOME (LOSS)                 -                 -            -           9,556
NET INCOME (LOSS)          $(87,062)        $(285,520)  $ (246,790)  $ (648,481)

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations

                               For the Three Months      For the Six Months
                                  Ended June 30,            Ended June 30,
                                  1995        1996       1995          1996
                               (Unaudited (Unaudited) (Unaudited)  (Unaudited)
                                          (Restated)               (Restated)
PRIMARY EARNINGS (LOSS)
 PER SHARE

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME          $  (0.02)   $  (0.09)   $  (0.07)    $  (0.20)

EXTRAORDINARY INCOME               -           -           -             NIL

NET INCOME (LOSS)              $  (0.02)   $  (0.09)   $  (0.07)    $  (0.20)

FULLY DILUTED EARNINGS
 (LOSS) PER SHARE

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME          $  (0.02)   $  (0.09)   $  (0.07)    $  (0.20)

EXTRAORDINARY INCOME               -           -           -             NIL

NET INCOME (LOSS)              $  (0.02)   $  (0.09)   $  (0.07)    $  (0.20)

                             TRANS ENERGY, INC.
              Consolidated Statements of Stockholders' Equity
                                 (Restated)
                                                     Capital in
                                    Common Shares    Excess of   Accumulated
                                  Shares    Amoun    Par Value      Deficit

Balance,
 December 31, 1994               3,024,122  $ 3,024  $ 3,612,852  $ (866,643)

Common stock issued for
 services at $1.50 per share       100,000      100      149,900        -

Common stock issued on
 conversion of debentures at
 $0.90 per share                    50,000       50       44,950        -

Stock options issued for services
 (Note 8)                             -        -         275,000        -

Common stock warrants issued
 (Note 8)                             -        -       1,345,000        -

Extension of debentures (Note 5)      -        -         202,032        -

Net loss for the year ended
 December 31, 1995                    -        -            -     (2,205,078)

Balance, December 31, 1995       3,174,12    3,174     5,629,734  (3,071,721)

Common stock issued for debenture  55,555       56        49,944        -
  (Unaudited)

Common stock issued for services    9,000        9        23,991        -
  (Unaudited)

Common stock warrants issued
 (Note 8) (Unaudited)                -         -         774,000        -

Cancellation of stock options issued
  for services (Note 8) (Unaudited)  -         -        (275,000)       -

Net loss for the six months ended
  June 30, 1996 (Unaudited)          -         -            -       (648,481)

Balance, June 30, 1996
  (Unaudited)                   3,238,677 $  3,239    $6,202,669 $(3,720,202)

                              TRANS ENERGY, INC.
                    Consolidated Statements of Cash Flows


                                  For the Three Months  For the Six Months
                                     Ended June 30,        Ended June 30,
                                    1995        1996        1995      1996
CASH FLOWS FROM
 OPERATING ACTIVITIES:           (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                                             (Restated)              (Restated)
  Net income (loss)                 $(87,062) $(285,520)  $(245,790) $ (648,481)
  Adjustments to Reconcile
   Net Income to Cash
   Provided by Operating Activities:
    Depreciation and depletion        59,790    142,416      91,126     306,364
    Minority interest                  6,314    (23,395)     19,739     (39,355)
    Common stock issued for services    -          -        150,000      24,000
  Changes in Operating Assets
   and Liabilities:
    Decrease (increase) in accounts
     receivable                      (12,490)    78,046      31,712     (13,001)
    Decrease (increase) in inventory    -      (289,754)       -       (314,559)
    Decrease (increase) in deposits       23       -             23        (136)
    Decrease (increase) in loan
     acquisition costs                   463    193,500         926     174,087
    Increase (decrease) in
     accounts payable and
      accrued expenses               (70,114)    (2,069)    (57,400)    177,457
    Increase (decrease) in
     interest payable                  9,442     (9,464)     13,722     (22,821)

       Cash Provided (Used)
        by Operating Activities      (93,634)  (196,240)      3,058    (356,445)

CASH FLOWS FROM
 INVESTING ACTIVITIES:

  Increase in notes receivable        (2,581)      -         (2,581)       -
  Expenditures for property
   and equipment                     (51,310)   (15,607)    (51,310)    (38,339)

       Cash Provided (Used)
        by Investing Activities   $  (53,891)  $(15,607)   $(53,891) $  (38,339)

                              TRANS ENERGY, INC.
              Consolidated Statements of Cash Flows (Continued)

                                  For the Three Months    For the Six Months
                                      Ended June 30,        Ended June 30,
                                    1995        1996        1995       1996
CASH FLOWS FROM FINANCING
 ACTIVITIES:                     (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                                             (Restated)              (Restated)
  Payment of deferred stock
   offering costs                 $   -         $(39,500)   $   -    $  (39,500)
  Borrowings of long-term debt     117,570       213,931     117,570    551,309
  Loans to related parties            -           15,310        -        14,872
  Borrowings from related parties     -           49,900        -        88,315
  Principal payments on
   long-term debt                     -          (46,780)    (72,372)  (201,105)

      Cash Provided (Used) by
       Financing Activities        117,570       192,861      45,198    413,819

NET INCREASE (DECREASE)
 IN CASH                           (29,955)      (18,986)     (5,635)    19,035

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD               31,423        38,021       7,103       -

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                   $  1,468      $ 19,035    $  1,468   $ 19,035

CASH PAID FOR:

  Interest                        $ 32,233      $ 92,639    $ 64,220  $ 168,356
  Income taxes                    $   -         $   -       $   -     $    -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for
   services                       $   -          $  -       $150,000  $  24,000
  Conversion of debentures to
   equity                         $   -          $  -       $   -     $  50,000
  Warrants issued for loan
   acquisition costs              $   -          $  -       $   -     $ 774,000

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

       c.  Prior Period Adjustments

       The results of operations for the three and six months ended June 30, 1996 have been restated to correct the application of accounting principles related to the treatment of the value of additional shares pursuant to the extension of convertible debentures and the valuation of Bridge Warrants issued in March 1996. The effect of the related adjustments increased net loss before extraordinary items and net loss by $243,108 and $377,075 for the three and six months ended June 30, 1996, respectively. Primary and fully diluted loss per share for the three and six months ended June 30, 1996 both increased before and after extraordinary income (loss) by $(0.08) and $(0.12) per share, respectively.

       d.  Loss per Share of Common Stock

       The loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements.

       e.  Provision for Taxes

       At December 31, 1995, and June 30, 1996 the Company had net operating loss carryforwards totaling approximately $3,100,000 and $3,700,000, respectively, may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards is offset by a valuation allowance of the same amount.

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

NOTE 3 - LONG-TERM DEBT

       The Company had the following debt obligations at December
       31, 1995 and June 30, 1996:

                                                    December 31,      June 30,
                                                       1995             1996
                                                                     (Unaudited)
    Convertible Debentures (Note 5)                  $   50,000      $     -


    Bank of Paden City, secured by gas pipeline,
      interest and principal payments of $1,846 due
      monthly at 9.0% interest beginning March 1994.      7,505            -

    Calhoun County Bank, secured by oil and gas
      well interests, payable in monthly installments
      of $3,136 including interest at variable rates,
      (lender's base rate of 9.75% as of December 31,
     1995) matures June 1, 1996.                         59,472          54,581

    Balance forward                                    $116,977      $   54,581

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                    December 31, 1995 and June 30, 1996

NOTE 3 - LONG-TERM DEBT (Continued)
                                                    December 31,       June 30,
                                                        1995             1996
                                                                     (Unaudited)

    Balance forward                                  $ 116,977       $   54,581

    Calhoun County Bank, secured by oil and
      gas well interests, payable in monthly
      installments of $1,029 including interest at
      variable rates, (lender's base rate of 9,75% as of
      December 31, 1995) matures February 13, 1996.     9,164             7,895

    Calhoun County Bank, secured by oil and
      gas well interests, payable in monthly
      installments of $3,651 including interest at
      variable rates, (lender's base rate of 9,75% as of
      December 31, 1995) matures February 19, 1996.    43,359            38,172

    New York Life, secured by cash value in policy,
     principal and interest payments of $480 per
     month at 7.25% interest rate.                     18,617            18,617

    Wesbanco Bank, secured by oil and gas wells,
     principal and interest payments of $841 at
     12.5% interest rate, matures October 11, 1997.    17,328            12,356

    Wesbanco Bank, secured by vehicle,
     principal and interest payments of $155 at
     10.25% interest rate, matures September 30, 1997.  3,115             2,384

    First National Bank of St. Marys, $9,244 payable
      monthly, 12.5% interest rate, secured
      by equipment.                                   657,632           642,542

    Union Bank of Tyler County, interest at 11.5% due
      quarterly, renewable, secured by equipment.      19,810            19,810

    Note due private company, principal and interest
      of $163 payable monthly, interest rate of 10.75%,
      secured by vehicle.                               4,997             4,025

    United National Bank, interest payable quarterly,
      variable rate (prime 1% or 9.75% as of
      December 31, 1995), principal payment
      of $50,000 due annually, secured by equipment.  285,000           285,000

    Note due private individual, secured by officers'
      personal guarantee, due March 15, 1997,
      interest due monthly at 12%.                    100,000           100,000

    Bank of Paden City, secured by officers'
     personal assets, demand note, interest payments
     due monthly at 9.75%.                            100,000           100,000

    Balance forward                                $1,375,999        $1,285,382

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                    December 31, 1995 and June 30, 1996

NOTE 3 -      LONG-TERM DEBT (Continued)
                                                  December 31,       June 30,
                                                     1995              1996
                                                                    (Unaudited)

    Balance forward                                $1,375,999        $1,285,382

    Note due private individual, secured by
      officers' personal guarantee, due May 31,
      1997, interest due monthly at 12%.              150,000           150,000

    Note due private company, secured by officers'
      personal assets, due on October 15, 1997,
      with interest at 18%.                           135,000            92,725

    Note due private company, secured by officers
      guarantee, due June 30, 1997, with interest
      at 18%.                                         100,000            53,200

    Notes due Secured Promissory Note Holders,
      secured by accounts receivable, due April
      24, 1997, with interest at 12%.                 300,000           600,000

    Note payable to Ross Forbus in equal monthly
      installments of $6,529 with interest at 7.5%,
      secured by assets of subsidiary, matures on
      September 22, 2005.                             545,909           510,848

    Bank of Paden City, secured by officers personal
      assets, matures on August 19, 1996, interest
      due monthly at 10%.                              30,200            30,200

    Demand Note due Petrol Marketing Corporation
      on October 31, 1995 with no stated interest
      rate.                                            50,000            50,000

    Commercial Bank, secured by officers guarantee,
      due September 28, 1996, with interest at 11.25%.   -               12,995

    Bank of Paden City, secured by officers guarantee,
      due December 5, 1996 with interest at 10%.         -               20,000

    Note due private individual, secured by officers
     guarantee, due November 7, 1996, with interest
     at 20%.                                             -              100,000

    Various equipment purchase contracts secured
      by vehicles.                                     82,354           164,316

         Less Current Portion                        (554,540)       (1,053,560)

         Total Long-Term Debt                      $2,214,922        $2,016,106

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                    December 31, 1995 and June 30, 1996

NOTE 3 - LONG-TERM DEBT (Continued)

    In March 1996 the Company completed a bridge financing of $600,000 of Unsecured Notes and 330,000 Bridge Warrants.
    Of the $600,000 in Unsecured Notes, $270,000 of the previously secured note holders converted to Unsecured Note holders. Under the terms of the Unsecured Notes, interest is accrued at the rate of 12% per annum. The principal is due and payable upon completion of the Company's proposed public offering or on March 31, 1997. See Note 8 for a discussion regarding the Bridge Warrants.

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

NOTE 5 - CONVERTIBLE DEBENTURES

    The Company assumed obligations on debentures issued by Ben's Run Oil Co. During 1988. The remaining debenture having a total face value of $50,000, was due on April 1, 1996. Subsequent to December 31, 1995, the $50,000 debenture was converted into 55,555 shares of common stock. As an incentive to the debenture holder for extending the due date of the debenture, on December 1, 1995 they were given the right to receive the number of post-split shares they were to have received pre-split. The value of the additional shares issued has been recorded as loan costs and amortized over the period until the debenture was converted.

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

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 8 - COMMON STOCK, OPTIONS AND WARRANTS

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

NOTE 8 - COMMON STOCK, OPTIONS AND WARRANTS (Continued)

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

                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                     December 31, 1995 and June 30, 1996

NOTE 12 - CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS (Continued)

                                             For the Year Ended
                                              December 31, 1995

                               Vulcan       Trans
                               Energy     Energy and                 Proforma
                             Corporation Subsidiaries  Adjustments   Combined
                                          (Restated)                (Restated)
    OIL AND GAS SALES         $1,622,955   $2,828,162  $     -      $ 4,451,117

    COST AND EXPENSES

      Cost of oil and gas      1,493,811    2,392,907         -       3,886,718
      Salaries and wages         142,444      178,558         -         321,002
      Depreciation, depletion
       and amortization           11,303      228,692      105,500      345,495
      Selling, general and
       administrative             59,993    1,833,338         -       1,893,331

         Total Costs and
              Expenses         1,707,551    4,633,495      105,500    6,446,546

    INCOME (LOSS)
      FROM OPERATIONS            (84,596)  (1,805,333)    (105,500)  (1,995,429)

    OTHER INCOME (EXPENSE)

      Interest income                697          444         -           1,141
      Interest expense            (1,004)    (347,282)    (112,006)    (460,292)
      Gain on disposition
       of assets                   7,683        2,046         -           9,729
      Bad debt expense              (500)     (44,550)        -         (45,050)

         Total Other Income
              (Expense)            6,876     (389,342)    (112,006)    (494,472)

    NET INCOME (LOSS) BEFORE
     MINORITY INTERESTS          (77,720)  (2,194,675)    (217,506)  (2,489,901)

    MINORITY INTERESTS              -         (10,403)        -         (10,403)

    NET INCOME (LOSS)           $(77,720) $(2,205,078)  $ (217,506) $(2,500,304)

    EARNINGS (LOSS)
       PER SHARE                $  (0.02) $     (0.71)  $    (0.07) $     (0.80)

                              TRANS ENERGY, INC.
                    S.F.A.S.  69  Supplemental Disclosures
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
                     December 31, 1995 and June 30, 1996
                                 (Unaudited)

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

    (3)                   Results of Operations for
                             Producing Activities

                                             For the   For the Six
                                           Year Ended  Months Ended
                                           December 31,  June 30,
                                                1995      1996
                                                       (Unaudited)

    Sales                                     $205,152  $ 139,290

    Production costs                          (110,141)   (74,782)
    Depreciation and depletion                 (10,556)    (5,343)

    Results of operations
     for producing activities
     (excluding corporate
     overhead and interest
     costs)                                   $ 84,455  $  59,165


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

Standardized measure of discounted future net cash flows $4,063,885


                               At June 30, 1996
                                 (Unaudited)
                                                       Trans Energy
                                                            and
                                                        Subsidiaries
Future cash inflows                                     $19,631,285
Future production and development costs                  (7,035,486)
Future net inflows before income taxes                   12,595,799
Future income tax expense                                (4,282,572)
Future net cash flows                                     8,313,227
10% annual discount for estimated timing of cash flows   (4,311,146)

Standardized measure of discounted future net cash flows $4,002,081

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

(6)                     Earnings (Loss) Per Share Data

                                            December 31,   June 30,
                                                1995        1996
                                                         (Unaudited)
                                            (Restated)   (Restated)
Primary earnings (loss) per share
  Weighted average outstanding shares         3,116,435    3,227,918
  Income (loss) before extraordinary income  $  (0.71 )   $    (0.20)
  Extraordinary income                       $     -      $     NIL

Fully diluted earnings (loss) per share
  Weighted average outstanding shares         3,182,415    3,227,918
  Income (loss) before extraordinary income  $    (0.71)  $    (0.20)
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

                            Three Months Ended     Six Months Ended
                                   June 30,            June 30,
                             1996          1995    1996        1995
                                 (Unaudited)          (Unaudited)
Total revenues . . . . . . .  100%          100%    100%        100%
Total costs and expenses . .  120           112     130         118
Net income (loss) before
  income taxes, minority
  interest and extraordinary
  income (loss). . . . . . .  (20)          (12)    (30)        (18)
Income taxes . . . . . . . .    -             -       -           -
Minority interest. . . . . .    1            (1)      2          (2)
Extraordinary income (loss).    -             -     Nil           -
Net income (loss). . . . . .  (19)          (13)    (28)        (20)


Results of Operations

  Total revenues for the three month period ended June 30, 1996
("second quarter of 1996") and the six month period ended June 30, 1996 ("first half of 1996"), increased 123% and 83%, respectively, as compared to the corresponding periods for 1995 ("second quarter of 1995" and "first half of 1995", respectively). This increase is attributed to an increase in natural gas prices and volumes sold by the Company and increased revenues from the operations of the Company's subsidiary, Vulcan Energy Corporation ("Vulcan"), which was acquired by the Company on August 7, 1995. Total costs and expenses as a percentage of total
revenues    increased     for the second quarter of 1996 as compared to
the corresponding 1995 period and     also increased      for the first
half of 1996 as compared to the first half of 1995.  Actual costs and
expenses for the     second      quarter of 1996 and first half of 1996
increased     140% and 102%     , respectively, as compared to the
corresponding 1995 periods. These increases are primarily attributed to the 138% increase in cost of oil and gas sales for the second quarter of 1996 due to higher oil and gas sales by the Company, and the 106% increase in the cost of oil and gas sales for the first half of 1996 also due to higher oil and gas sales.

  Salaries and wages decreased 49% and 53% for the     second
quarter of 1996 and first half of 1996, respectively, due to the issuance by the Company in 1995 of its common stock for services
rendered to the Company valued at     $150,000, of which $75,000 was
attributed to salaries and wages.      Depreciation and depletion
increased 66% for the second quarter of 1996 and 112% for the first half
of 1996, respectively, and interest increased     191%      for the
second quarter of 1996 and     552%      for the first half of 1996,
respectively, as compared to the respective corresponding periods in 1995. Both increases are attributed to the acquisition of Vulcan and the increase in interest expense is further attributed to the issuance of Bridge Warrants in connection with the raising of $600,000 through the placement of unsecured notes by the Company, and the issuance of additional shares to the Debenture Holders as consideration
for extending the due date of said Debentures.  Selling      general and
administrative expenses increased     285%      for the second quarter
of 1996 and     65%      for the first half of 1996, respectively, as
compared to the corresponding 1995 periods reflecting increased overhead due to increased business activities and sales by the Company.

  The Company's minority interests decreased $23,471 for the second quarter of 1996 and $39,431 for the first half of 1996 due to increased losses by Tyler Construction Company, a 65% owned subsidiary. The
Company experienced net losses for the second quarter and the first half
of 1996 of     $285,520 and $648,481,     respectively, compared to net
losses of $87,062 and     $246,7900      for the corresponding 1995 periods,
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

Net Operating Losses

  The Company has accumulated approximately     $3,700,000      of
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

  As of June 30, 1996, the Company had total assets of     $7,133,602
     and total stockholders' equity of     $2,485,706     , compared to
total assets of     $6,705,278      and total stockholders' equity of
    $2,561,187      at December 31, 1995.  This represents a
$428,324 (6%) increase      in total assets and a     $75,481 (3%)
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

  For the second quarter of 1996 cash used by the Company's operating
activities was     $196,240      compared to cash used of $93,634 for
the     second quarter of 1995.      For first half of 1996, cash used
by operating activities was     $356,445      compared to cash provided
of $3,058 for the corresponding period in 1995. Net cash used by investing activities for the second quarter and first half of 1996 was $15,607 and $38,339, respectively, compared to $53,891 for each of the corresponding periods of 1995. The decreases for the 1996 periods is attributed to a decrease in expenditures by the Company for property and equipment during the 1996 periods. Cash provided by financing activities for the second quarter and first half of 1996 were
$192,861 and $413,819,     respectively, compared with $117,570 and
$45,198 for the corresponding 1995 periods. The increases for the 1996 periods is directly attributed to increased borrowing by the Company.

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