Form 10QSB/A
period 1996-09-30
TRANS ENERGY INC
filed 1996-12-16
CIK 919721

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                            Outstanding as of
                                            December 9, 1996

Common Stock, $.001 par value                    3,238,677

                             TABLE OF CONTENTS

Heading                                                   Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

          Consolidated Balance Sheets -- September 30,
          1996 and December 31, 1995 . . . . . . . . . .    2

          Consolidated Statements of Operations --
          three months ended September 30, 1996 and
          1995, and nine months ended September 30,
          1996 and 1995. . . . . . . . . . . . . . . . .    4

          Consolidated Statements of Stockholders' Equity   6

          Consolidated Statements of Cash Flows --
          three months ended September 30,1996 and
          1995, and nine months ended September 30,
          1996 and 1995. . . . . . . . . . . . . . . . .    7

          Notes to Consolidated Financial Statements . .    9

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . .   23

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   27

Item 2.   Changes In Securities. . . . . . . . . . . . .   27

Item 3.   Defaults Upon Senior Securities. . . . . . . .   27

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . .   27

Item 5.   Other Information. . . . . . . . . . . . . . .   27

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   27

          SIGNATURES . . . . . . . . . . . . . . . . . .   28

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













                           TRANS  ENERGY,  INC.

                           FINANCIAL STATEMENTS

                 September 30, 1996 and December 31, 1995

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheets

                                  ASSETS
                                (Restated)
                                       December 31, September 30,
                                            1995       1996
                                                    (Unaudited)
CURRENT ASSETS

 Cash                                    $    -     $  151,939
 Accounts receivable - trade (Note 1)      328,012     305,573
 Inventory (Note 1)                         15,956       6,605

   Total Current Assets                    343,968     464,117

FIXED ASSETS (Note 2)

 Land                                       35,000      35,000
 Building                                   65,000      65,000
 Vehicles                                  113,244     141,010
 Machinery and equipment                   588,493     617,322
 Pipeline                                2,107,740   2,107,740
 Well equipment                            290,972     290,972
 Wells                                   3,178,916   3,204,829
 Leasehold acreage                         263,500     263,500
 Accumulated depreciation               (1,458,009) (1,608,426)

   Total Fixed Assets                    5,184,856   5,116,947

OTHER ASSETS

 Deferred stock offering costs (Note 1)    275,000      71,091
 Goodwill, net (Note 1)                    728,013     581,806
 Deposits                                      355         491
 Bond (Note 4)                              50,000      50,000
 Loan acquisition costs                    108,187     387,000
 Loan - related party (Note 6)              14,899       1,340

   Total Other Assets                    1,176,454   1,091,728

   TOTAL ASSETS                         $6,705,278  $6,672,792

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

STOCKHOLDERS' EQUITY (Note 9)

 Common Stock:  30,000,000 shares
    authorized  at $0.001 par value;
    3,174,122 and 3,238,677 shares
    issued and outstanding, respectively     3,174       3,239
 Capital in excess of par value          5,629,734   6,452,669
 Accumulated deficit                    (3,071,721) (4,414,013)

   Total Stockholders' Equity            2,561,187   2,041,895

   TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                         $6,705,278  $6,672,792

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations

                       For the Three Months     For the Nine Months
                        Ended September 30,      Ended September 30,
                        1995       1996            1995       1996
REVENUES              (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
                                  (Restated)               (Restated)
  Oil and gas sales     $825,380  $1,895,025   $ 2,082,597  $ 4,202,029
  Other                     -          1,474           347        1,474

    Total Revenues       825,380   1,896,499     2,082,944    4,203,503

COSTS AND EXPENSES

  Cost of oil and gas
    produced             672,551   1,962,691     1,558,484    3,786,826
  Salaries and wages      50,742      27,598       211,828      102,995
  Depreciation and
   depletion              44,379      99,944       135,505      293,450
  Selling, general and
   administrative        144,615     204,493       346,165      660,221

Total Costs and Expenses 912,287   2,294,726     2,251,982    4,843,492

     Net Income (Loss)
      from Operations    (86,907)   (398,227)     (169,038)    (639,989)

OTHER INCOME (EXPENSE)

  Interest               (60,870)   (295,546)     (130,790)    (751,252)

    Total Other Income
       (Expense)         (60,870)   (295,546)     (130,790)    (751,252)

NET INCOME (LOSS) BEFORE
 INCOME TAXES AND MINORITY
 INTERESTS AND
 EXTRAORDINARY INCOME
 (LOSS)                 (147,777)   (693,773)     (299,828)  (1,391,241)

INCOME TAXES                -           -             -            -

NET INCOME (LOSS) BEFORE
 MINORITY INTERESTS AND
 EXTRAORDINARY INCOME
 (LOSS)                 (147,777)   (693,773)     (299,828)  (1,391,241)

MINORITY INTERESTS        10,187         (38)       (9,552)      39,393

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME
 (LOSS)                 (137,590)   (693,811)     (309,380)  (1,351,848)

EXTRAORDINARY INCOME (LOSS)
 Forgiveness of debt        -           -             -          20,000
 Early payoff of debt       -           -             -         (10,444)
TOTAL EXTRAORDINARY
 INCOME (LOSS)              -           -             -           9,556

NET INCOME (LOSS)      $(137,590) $ (693,811)    $(309,380) $(1,342,292)

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations

                         For the Three Months  For the Nine Months
                          Ended September 30,  Ended September 30,
                            1995      1996       1995       1996
                        (Unaudited)(Unaudited)(Unaudited)(Unaudited)
                                   (Restated)            (Restated)
PRIMARY EARNINGS (LOSS)
 PER SHARE

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME   $  (0.04)  $  (0.21)   $  (0.09)  $  (0.42)

EXTRAORDINARY INCOME         -          -           -          NIL

NET INCOME (LOSS)       $  (0.04)  $  (0.21)   $  (0.09)  $  (0.42)

FULLY DILUTED EARNINGS
 (LOSS) PER SHARE

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME   $  (0.04)  $  (0.21)   $  (0.09)  $  (0.42)

EXTRAORDINARY INCOME         -          -           -          NIL

NET INCOME (LOSS)       $  (0.04)  $  (0.21)   $  (0.09)  $  (0.42)

                             TRANS ENERGY, INC.
              Consolidated Statements of Stockholders' Equity
                                  (Restated)
                                              Capital in
                                    Common Shares       Excess of    Accumulated
                                  Shares     Amount     Par Value      Deficit
Balance,
 December 31, 1994               3,024,122  $  3,024    $3,612,852  $  (866,643)

Common stock issued for
 services at $1.50 per share       100,000       100       149,900         -

Common stock issued on
 conversion of debentures at
 $0.90 per share                    50,000        50        44,950         -

Stock options issued for services     -         -          275,000         -
 (Note 8)

Common stock warrants issued
 (Note 8)                             -         -        1,345,000         -

Extension of debentures (Note 5)      -         -          202,032         -

Net loss for the year ended
 December 31, 1995                    -         -             -      (2,205,078)

Balance,
 December 31, 1995               3,174,122     3,174     5,629,734   (3,071,721)

Common stock issued for debenture   55,555        56        49,944         -
  (Unaudited)

Common stock issued for services     9,000         9        23,991         -
  (Unaudited)

Common stock warrants issued
 (Note 8) (Unaudited)                 -         -          774,000         -

Cancellation of stock options issued
  for services (Note 8) (Unaudited)   -         -         (275,000)        -

Shareholders loans contributed
 to capital (Unaudited)               -         -          250,000         -

Net loss for the nine months ended
  September 30, 1996 (Unaudited)      -         -             -      (1,342,292)

Balance, September 30, 1996
  (Unaudited)                    3,238,677  $  3,239    $6,452,669  $(4,414,013)

                              TRANS ENERGY, INC.
                    Consolidated Statements of Cash Flows


                                For the Three Months      For the Nine Months
                                 Ended September 30,      Ended September 30,
                                   1995        1996        1995        1996
CASH FLOWS FROM
 OPERATING ACTIVITIES:         (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
                                           (Restated)               (Restated)
  Net income (loss)            $ (137,590) $ (693,811)  $ (384,380) $(1,342,292)
  Adjustments to Reconcile
   Net Income to Cash
   Provided by Operating
              Activities:
    Depreciation and depletion     44,379      64,765      135,505      371,129
    Minority interest             (10,187)         38        9,552      (39,393)
    Common stock issued for
     services                        -           -         150,000       24,000
  Changes in Operating Assets
   and Liabilities:
    Decrease (increase) in
     accounts receivable          188,841      35,440      220,553       22,439
    Decrease (increase) in
     inventory                       -        323,910         -           9,351
    Decrease (increase) in
     deposits                        -           -              23         (136)
    Decrease (increase) in loan
     acquisition costs            (37,638)    193,500      (36,712)     367,587
    Increase (decrease) in
     accounts payable and
      accrued expenses           (271,406)    307,401     (328,806)     484,862
    Increase (decrease) in
     interest payable               4,706       9,464       18,428      (13,357)

   Cash Provided (Used)
    by Operating Activities      (218,895)    240,707     (215,837)    (115,810)
 CASH FLOWS FROM
 INVESTING ACTIVITIES:

  Purchase of subsidiary         (450,000)       -        (450,000)        -
  Increase in notes
   receivable                      (2,870)       -          (5,451)        -
  Expenditures for property
   and equipment                 (522,456)    (44,169)    (573,766)     (82,508)

   Cash Provided (Used)
    by Investing Activities    $ (975,326)   $(44,169) $(1,029,217)   $ (82,508)

                              TRANS ENERGY, INC.
              Consolidated Statements of Cash Flows (Continued)

                               For the Three Months    For the Nine Months
                                Ended September 30,     Ended September 30,
                                  1995        1996        1995        1996
CASH FLOWS FROM FINANCING
 ACTIVITIES:                   (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                                           (Restated)              (Restated)
  Payment of deferred stock
   offering costs              $  (75,000) $  (31,591) $  (75,000)  $  (71,091)
  Borrowings of long-term debt  1,303,052        -      1,420,622      551,309
  Loans to related parties           -         (1,313)       -          13,559
  Borrowings from related parties    -        111,820        -         200,135
  Principal payments on
   long-term debt                    -       (142,550)    (72,372)    (343,655)

      Cash Provided (Used) by
       Financing Activities     1,228,052     (63,634)  1,273,250      350,257

NET INCREASE (DECREASE)
 IN CASH                           33,831     132,904      28,196      151,939

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD               1,468      19,035       7,103         -

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                  $ 35,299    $151,939    $ 35,299     $151,939

CASH PAID FOR:

  Interest                       $ 60,870    $ 92,582    $125,090     $260,938
  Income taxes                   $   -       $   -       $   -        $   -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for
   services                      $   -       $   -       $150,000     $ 24,000
  Conversion of debentures to
   equity                        $   -       $   -       $   -        $ 50,000
  Warrants issued for loan
   acquisition costs             $   -       $   -       $    -       $774,000
  Shareholder loans contributed
   to capital                    $   -       $250,000    $    -       $250,000

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

       c.  Prior Period Adjustments

       The results of operations for the three and nine months ended September 30, 1996 have been rested to correct the application of accounting principles related to the treatment of the value of additional shares pursuant to the extension of convertible debentures and the valuation of Bridge Warrants issued in March 1996. The effect of the related adjustments increased net loss before extraordinary items and net loss by $158,321 and $535,396 for the three and nine months ended September 30, 1996, respectively. Primary and fully diluted loss per share for the three and nine months ended September 30, 1996 both increased before and after extraordinary income (loss) by $(0.04) and $(0.16) per share, respectively.

       d.  Loss per Share of Common Stock

       The loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements.

       e.  Provision for Taxes

       At December 31, 1995, and September 30, 1996 the Company had net operating loss carryforwards totaling approximately $3,100,000 and $4,400,000, respectively, may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards is offset by a valuation allowance of the same amount.

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

NOTE 3 - LONG-TERM DEBT

       The Company had the following debt obligations at December
       31, 1995 and September 30, 1996:
                                                    December 31,   September 30,
                                                       1995            1996
                                                                   (Unaudited)
    Convertible Debentures (Note 5)                   $   50,000   $      -


    Bank of Paden City, secured by gas pipeline, interest
      and principal payments of $1,846 due monthly at
      9.0% interest beginning March 1994.                  7,505          -

    Calhoun County Bank, secured by oil and gas well
      interests, payable in monthly installments of $3,136
      including interest at variable rates, (lender's base
      rate of 9.75% as of December 31, 1995) matures
      September 1, 1996.                                  59,472        53,166

    Balance forward                                   $  116,977      $ 53,116

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                 December 31, 1995 and September 30, 1996

NOTE 3 - LONG-TERM DEBT (Continued)
                                                     December 31,  September 30,
                                                        1995           1996
                                                                   (Unaudited)

    Balance forward                                  $  116,977     $   53,116

    Calhoun County Bank, secured by oil and gas well
      interests, payable in monthly installments of
      $1,029 including interest at variable rates,
      (lender's base rate of 9,75% as of December
      31, 1995) matures February 13, 1996.                9,164          7,539

    Calhoun County Bank, secured by oil and gas well
      interests, payable in monthly installments of $3,651
      including interest at variable rates, (lender's base
      rate of 9,75% as of December 31, 1995) matures
      February 19, 1996.                                 43,359         36,455

    New York Life, secured by cash value in policy,
     principal and interest payments of $480 per
     month at 7.25% interest rate.                       18,617         18,617

    Wesbanco Bank, secured by oil and gas wells,
     principal and interest payments of $841 at
     12.5% interest rate, matures October 11, 1997.      17,328         10,218

    Wesbanco Bank, secured by vehicle, principal
     and interest payments of $155 at 10.25%
     interest rate, matures September 30, 1997.           3,115          1,979

    First National Bank of St. Marys, $9,244 payable
      monthly, 12.5% interest rate, secured by
      equipment.                                        657,632        635,382

    Union Bank of Tyler County, interest at 11.5%
      due quarterly, renewable, secured by equipment.    19,810         19,810

    Note due private company, principal and interest
      of $163 payable monthly, interest rate of
      10.75%, secured by vehicle.                         4,997          3,825

    United National Bank, interest payable quarterly,
      variable rate (prime 1% or 9.75% as of
      December 31, 1995), principal payment
      of $50,000 due annually, secured by equipment.    285,000        285,000

    Note due private individual, secured by officers'
      personal guarantee, due March 15, 1997,
      interest due monthly at 12%.                      100,000        100,000

    Balance forward                                  $1,275,999     $1,171,941

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                 December 31, 1995 and September 30, 1996

NOTE 3 -      LONG-TERM DEBT (Continued)
                                                    December 31,   September 30,
                                                       1995           1996
                                                                    (Unaudited)
    Bank of Paden City, secured by officers'
      personal assets, demand note, interest
      payments due monthly at 9.75%.                   100,000         100,000

    Note due private individual, secured by
      officers' personal guarantee, due May 31,
      1997, interest due monthly at 12%.               150,000         150,000

    Note due private company, secured by officers'
      personal assets, due on October 15, 1997,
      with interest at 18%.                            135,000          92,725

    Note due private company, secured by officers
      guarantee, due September 30, 1997,
      with interest at 18%.                            100,000          53,200

    Notes due Secured Promissory Note Holders,
      secured by accounts receivable, due April
      24, 1997, with interest at 12%.                  300,000         600,000

    Note payable to Ross Forbus in equal monthly
      installments of $6,529 with interest at 7.5%,
      secured by assets of subsidiary, matures on
      September 22, 2005.                              545,909         491,317

    Bank of Paden City, secured by officers personal
      assets, matures on August 19, 1996, interest
      due monthly at 10%.                               30,200          30,200

    Demand Note due Petrol Marketing Corporation
      on October 31, 1995 with no stated interest rate. 50,000          50,000

    Commercial Bank, secured by officers guarantee,
      due September 28, 1996, with interest at 11.25%.    -             12,995

    Bank of Paden City, secured by officers guarantee,
      due December 5, 1996 with interest at 10%.          -             20,000

    Note due private individual, secured by officers
     guarantee, due November 7, 1996, with interest
     at 20%.                                              -            100,000

    Various equipment purchase contracts secured
      by vehicles.                                      82,354          54,688

         Less Current Portion                         (554,540)     (1,040,169)

         Total Long-Term Debt                       $2,214,922     $ 1,886,947

                            TRANS ENERGY, INC.
              Notes to the Consolidated Financial Statements
                 December 31, 1995 and September 30, 1996

NOTE 3 - LONG-TERM DEBT (Continued)

    In March 1996 the Company completed a bridge financing of $600,000 of Unsecured Notes and 330,000 Bridge Warrants.
    Of the $600,000 in Unsecured Notes, $270,000 of the previously secured note holders converted to Unsecured Note holders. Under the terms of the Unsecured Notes, Interest is accrued at the rate of 12% per annum. The principal is due and payable upon completion of the Company's proposed public offering or on March 321, 1997. See Note 8 for a discussion regarding the Bridge Warrants.

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

NOTE 8 - COMMON STOCK, OPTIONS AND WARRANTS

    On October 1, 1995, the Company issued an option to a consultant to purchase 100,000 shares of its common stock at $0.001 per share. The option was valued at the difference between the exercise price and the trading price of the shares. Accordingly the Company incurred $275,000 of customary fees in 1995. On March 29, 1996, the consultant returned to the option for cancellation. The option was not exercised and was cancelled without consideration, therefore the cancellation was accounted for as a decrease of paid in capital and the related asset.

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
                   December 31, 1995 and September 30, 1996
                                 (Unaudited)


S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


    (1)                 Capitalized Costs Relating to
                       Oil and Gas Producing Activities

                                             December 31,        September 30,
                                                 1995                 1996
                                                                  (Unaudited)
    Proved oil and gas producing properties
     and related lease and well equipment     $3,733,388          $3,759,301
    Accumulated depreciation and depletion      (390,540)           (431,976)

    Net Capitalized Costs                     $3,342,848          $3,327,325


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
                   December 31, 1995 and September 30, 1996
                                 (Unaudited)

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

    (3)                   Results of Operations for
                             Producing Activities

                                            For the      For the Nine
                                           Year Ended    Months Ended
                                           December 31,  September 30,
                                                1995        1996
                                                          (Unaudited)

    Sales                                     $205,152    $ 253,692

    Production costs                          (110,141)    (136,202)
    Depreciation and depletion                 (10,556)      (9,952)

    Results of operations
     for producing activities
     (excluding corporate
     overhead and interest
     costs)                                   $ 84,455    $ 107,538


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

Standardized measure of discounted future net cash flows $3,946,395

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

                              TRANS ENERGY, INC.
                     S.F.A.S 69 Supplemental Disclosures
                   December 31, 1995 and September 30, 1996

S.F.A.S 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                            For the        For the Nine
                                           Year Ended      Months Ended
                                           December 31,    September 30,
                                               1995            1996
                                                            (Unaudited)

Standardized measure, beginning of year     $ 3,602,626    $ 4,063,885
Oil and gas sales, net of production costs     (107,818)      (117,490)
Sales of mineral in place                          -              -
Quantity estimates made                         569,077           -

Standardized measure, end of period          $4,063,885    $ 3,946,395

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

(6)                     Earnings (Loss) Per share Data

                                             December 31,    September 30,
                                                1995              1996
                                                              (Unaudited)
                                             (Restated)       (Restated)
Primary earnings (loss) per share
  Weighted average outstanding shares          3,116,435        3,233,298
  Income (loss) before extraordinary income  $     (0.71)     $     (0.42)
  Extraordinary income                       $      -         $      NIL

Fully diluted earnings (loss) per share
  Weighted average outstanding shares          3,182,415        3,233,298
  Income (loss) before extraordinary income  $     (0.71)     $     (0.42)
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

                          Three Months Ended     Nine Months Ended
                             September 30,         September 30,
                          1996           1995    1996       1995
                             (Unaudited)            (Unaudited)
Total revenues . . . . .   100%          100%    100%        100%
Total costs and expenses . 137           118     133         114
Net income (loss) before
  income taxes, minority
  interest and
  extraordinary income
  (loss). . . . . . . . .  (37)          (18)    (33)        (14)
Income taxes . . . . . .    (0)           (0)     (0)         (0)
Minority interest. . . .    (0)            1       1          (1)
Extraordinary income (loss)  -             -     Nil           -
Net income (loss). . . .   (37)           (17)   (32)        (15)


Results of Operations

    The reults of operations for the three months and nine months ended September 30, 1996 have been restated. Please refer to Note 1c to the accompanying financial statements.

    Total revenues for the three month period ended September 30, 1996 ("third quarter of 1996") and the nine month period ended September 30, 1996 ("first nine months of 1996"), increased 130% and 102%, respectively, as compared to the corresponding periods for 1995 ("third quarter of 1995" and "first nine months of 1995", respectively). This increase is primarily attributed to the acquisition by the Company of Vulcan Energy Corp. ("Vulcan") on August 7, 1995

    and a decrease in new drilling activities for
oil and gas wells in the areas serviced by the Company's pipelines, leading to reliance on existing wells with diminishing volumes of
recoverable oil and gas.      During the first nine months of 1996,
the Company     arranged      a line of credit to Vulcan     from
United Factors, L.L.C. ("United Factors")      which has allowed
Vulcan to purchase larger quantities of oil than it was historically able to finance. The increase in revenues is also due to the increase in the market prices for natural gas and oil in 1996.

    Total costs and expenses as a percentage of total revenues increased for the third quarter of 1996 as compared to the corresponding 1995 period, and also increased for the first nine months of 1996 as compared to the first nine months of 1995.
Actual costs and expenses for the third quarter of 1996 and first
nine months of 1996 increased     166% and 1353%,     respectively,
as compared to the corresponding 1995 periods. These increases are primarily attributed to the 192% increase in cost of oil and gas sales for the third quarter of 1996, and the 143% increase in the cost of oil and gas sales for the first nine months of 1996. Because the increase in the costs of sales was larger than the increase in sales, the Company's loss from operations increased
from $86,907 to     $398,227,     and from $169,038 to
$639,989      in the comparative three month and nine month
periods of 1996.

    Salaries and wages decreased 46% and 51% for the third quarter of 1996 and first nine months of 1996, respectively, due to the issuance by the Company in 1995 of common stock for additional compensation for services rendered to the Company valued at $150,000. Depreciation and depletion increased 125% for the third quarter of 1996 and 117% for the first nine months of 1996, respectively, because of the goodwill acquired in the Vulcan
purchase. Interest increased    386%     for the third quarter of
1996 and     474%     for the first nine months of 1996,
respectively, as compared to the respective corresponding periods in 1995, attributed to the debt incurred in the Vulcan acquisition, the additional debt incurred for working capital,

    and the
issuance of Bridge Warrants in the Company's March 1996 bridge
financing.  Selling      general and administrative expenses
increased     41%      for the third quarter of 1996 and     91%
for      the first nine months of 1996 as compared to the
corresponding 1995 periods, reflecting increased overhead due to the Company's expanded oil sale operations.

    For the nine months year ended September 30, 1996, the Company derived its revenues from the following sources:
                                                  Percentage of
                                                   Revenues for
                                  Nine Months       Nine Months
                                    Ended              Ended
                             September 30, 1996  September 30, 1996
Gas Pipeline Sales              $  732,162               17%
Vulcan Energy Sales              3,217,649               77%
Other Production Sales             253,692                6%

  The Company's subsidiary, Tyler Construction Company,
continued to generate losses which resulted in an adjustment to the minority interest account of $38 for the third quarter of 1996 and $39,393 for the first nine months of 1996. The Company experienced net losses for the third quarter and first nine months
of 1996 of    $693,811 and $1,342,292,     respectively, compared
to net losses of $137,590 and $309,380 for the corresponding 1995 periods, primarily attributed to the increase in the cost of oil and gas sales and the increased overhead activities of the Company, the issuance of Bridge Warrants in connection with the raising of $600,000 through the placement of Unsecured Notes by the Company, and the issuance of additional shares to the Debenture Holders as consideration for extending the due date of said Debentures.

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

Net Operating Losses

  The Company has accumulated approximately     $4,400,000
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

  The Company presently has a single line of credit with the Bank of Paden City in the amount of $100,000. Such line is currently fully drawn down.

  Vulcan's arrangement with its suppliers require payment by the 20th day of the month following the month in which a supplier delivers oil to Vulcan. Consequently, Vulcan requires substantial amounts of available cash to pay its suppliers. Failure to pay suppliers on a timely basis could result in the termination of Vulcan's supply arrangements. In the event Vulcan is unable to generate sufficient cash from operations or other sources, such inability would have a material adverse impact on Vulcan's business. Management believes that the assignment of net profits interest will have no impact on the Company's liquidity or operations.

  Vulcan has experienced cash flow problems for the fiscal years ended December 31, 1993, 1994 and 1995 and for the nine month period ended September 30, 1996. The Company has infused an aggregate of $440,550 in working capital into Vulcan.

  The Company anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations and from anticipated proceeds from its proposed public offering. If the Company is unable to realize sufficient funds from its public offering or from private lenders, management believes that the Company can continue operations on its existing wells and oil and gas gathering operations.

  The Company believes that in the absence of the public
offering, cash flows from operations will be sufficient to cover the general and administrative costs of the Company, including
salaries and wages.  The Company used     $115,810      in cash in
its operating activities for the nine month period ended September 1996, compared to $215,837 in the corresponding 1995 period. In the event that the proposed public offering does not close before December 31, 1996, the Company would immediately negotiate the extension of the current portion of its long-term debt which makes up almost one-half (49%) of current liabilities. Management believes that it can negotiate an extension of the due dates of approximately $800,000 of the current portion of its long-term debt for an additional one-year period. The Company also believes that $600,000 of the $800,000 previously discussed could be converted into stockholders' equity. For the balance of the approximately $200,000 of the current portion of its long-term debt, the Company believes that it will be able to secure financing from both private
and institutional lenders.      Vulcan      has in place a
$1,000,000 line of credit for the factoring of Vulcan's accounts
receivable     pursuant to a Purchase and Sale Agreement with
United Factors,      which enables Vulcan to buy and sell oil at its
present levels.      United Factors purchases eligible accounts
receivable from Vulcan at a base price of 80% of the eligible receivable plus a bonus ranging from 18.75% to 14.00% of such receivable if such receivable is paid between 10 and 50 days from the date of the invoice for such receivable. Such line of credit is secured by a security interest in Vulcan's account receivable and is personally guaranteed by Loren E. Bagley and William F. Woodburn, President and Vice-President of the Company, by F. Worthy
Walker, President of Vulcan, and by the Company.      The Company,
in anticipation of further growth, has expanded its overhead activities. In the event the proposed public offering does not occur, the Company intends to eliminate costs associated with such expansion, approximately $15,000 per month, without affecting revenues. Such elimination would be effective starting January 1, 1997.

  As of September 30, 1996, the Company had total assets of
   $6,672,792      and total stockholders' equity of
   $2,041,895    , compared to total assets of    $6,705,278
and total stockholders' equity of    $2,561,187     at December 31,
1995.  This represents a    $32,486 (.5%) increase      in total
assets and a    $519,292 (20%)     decrease in total stockholders
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

  For the third quarter of 1996 cash provided by the Company's operating activities was $240,707 compared to cash used of $218,895 for the third quarter of 1995. For the first nine months of 1996,
cash used by operating activities was    $115,810     compared to
cash used of $215,837 for the corresponding period in 1995. Net cash used by investing activities for the third quarter and first nine months of 1996 was $44,169 and $82,508, respectively, compared to $975,326 and $1,029,217 for each of the corresponding periods of 1995. The decreases for the 1996 periods are attributed to decreases in expenditures by the Company for property and equipment and also acquisitions during the 1996 periods. Cash used by financing activities for the third quarter of 1996 was $63,634 and cash provided for the first nine months of 1996 was
   $350,257    , respectively, compared with cash provided of
$1,228,052 and $1,273,250 for the corresponding 1995 periods. The decreases for the 1996 periods are directly attributed to a decrease in borrowing by the Company.

  The Company projects that it will attempt to increase the production of approximately 30 of its wells by installing artificial lift, or pumping mechanisms during the second half of 1996 at a projected cost of approximately $175,000. The Company has installed four such artificial lift systems during the first nine months of 1996 at an average cost of $5,200.

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