Form 10KSB/A
period 1995-12-31
TRANS ENERGY INC
filed 1996-12-17
CIK 919721

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

       c.  Prior Period Adjustments

       The results of operations for the year ended December 31, 1995 have been restated to correct the application of accounting principles related to the treatment of the value of additional shares pursuant to the extension of convertible debentures, the valuation of common stock issued for services rendered and the valuation of bridge warrants issued in December 1995. The effect of the
       related adjustment increased the net loss by    $1,553,232.
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

Dated:  December 17, 1996


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature              Title                     Date



                          President, C.E.O.               December 17, 1996
  /S/  Loren E. Bagley     and Director
       (Signature)
    Loren E. Bagley



                           Vice President and              December 17, 1996
  /S/  William F. Woodburn  Director
       (Signature
    William F. Woodburn



                            Secretary and                  December 17, 1996
  /S/  Dennis L. Spencer     Director
       (Signature)          (Chief Financial Officer)
    Dinnis L. Spencer       (Principal Accounting Officer)