Form 10QSB/A
period 1996-09-30
TRANS ENERGY INC
filed 1996-12-17
CIK 919721

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              Amendment No. 3

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

       c.  Prior Period Adjustments

       The results of operations for the three months ended March
       31, 1996 have been restated to correct the application of
       accounting principles related to the treatment of the value of additional shares pursuant to the extension of
       convertible debentures and the valuation of Bridge Warrants issued in March 1996.  The effect of the related
       adjustments increased net loss before extraordinary items
           by $187,910     for the three months ended March
       31, 1996.       The effect of the related adjustments increased
       net loss by $178,354 for the three months ended March 31, 1996.
             Primary and fully diluted loss per share for the three months ended March 31, 1996 both increased before and after
       extraordinary income (loss) by    $(0.05)     per share,     as
       a result of the related adjustments. The effect of the adjustments on primary and fully diluted income (loss) per share for extraordinary income (loss) was negligible for the three months ended
       March 31, 1996.

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

  The Company's minority interests were $15,960 for the first quarter of 1996 compared to a negative $13,425 for the first quarter of 1995, due to losses by a 65% owned subsidiary. The Company's net loss for the first quarter of 1996 was $362,961 compared to $159,728 for the first quarter of 1995. Despite the 36% increase in oil and gas sales for the first quarter of 1996, the Company's realized an increase in net loss attributed primarily to the 201% increase in depreciation and depletion, the 32% increase in selling, general and administrative expenses due to increased expenses in preparation of anticipated increased revenues from Vulcan, and the 360% increase in interest expense due to the issuance of additional shares to the Debenture Holders as consideration for extending the due date of said Debentures.

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

                                          TRANS ENERGY, INC.



Date:  December 17, 1996                  By   /S/ Loren E. Bagley
                                               (Signature)
                                            LOREN E. BAGLEY, President
                                            and Chief Executive Officer




Date:  December 17, 1996                  By   /S/  Dennis L. Spencer
                                               (Signature)
                                             Dennis L. Spencer, Secretary
                                             and Director
                                            (Chief Financial Officer)
                                            (Principal Accounting Officer)