Form 10QSB/A
period 1996-09-30
TRANS ENERGY INC
filed 1996-12-17
CIK 919721

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

       c.  Prior Period Adjustments

       The results of operations for the three and six months
       ended June 30, 1996 have been restated to correct the application of accounting principles related to the treatment of the value of additional shares pursuant to the extension of convertible debentures and the valuation of
       Bridge Warrants issued in March 1996.  The effect of the
       related adjustments increased net loss before extraordinary
       items     by $243,108 and $431,018     for the three
       and six months ended June 30, 1996, respectively.      The
       effect of the related adjustments increased net loss by
       $243,108 and $421,462 for the three and six months ended
       June 30, 1996, respectively.      Primary and fully diluted
       loss per share for the three and six months ended June 30,
       1996 both increased before and after extraordinary income
       (loss) by $(0.08) and    $(0.13)     per share, respectively,
           as a result of the related adjustments. The effect of the adjustments on primary and fully diluted income (loss) per share for extraordinary income (loss) was negligible for the three and six months ended June 30, 1996.

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