Form 10QSB/A
period 1996-09-30
TRANS ENERGY INC
filed 1996-12-17
CIK 919721

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

       c.  Prior Period Adjustments

       The results of operations for the three and nine months
       ended September 30, 1996 have been rested to correct the
       application of accounting principles related to the
       treatment of the value of additional shares pursuant to the extension of convertible debentures and the valuation of
       Bridge Warrants issued in March 1996.  The effect of the
       related adjustments increased net loss before extraordinary
       items by $158,321 and    $579,783     for the three
       and nine months ended September 30, 1996, respectively.
       Primary and fully diluted loss per share for the three and nine months ended September 30, 1996 both increased before and
       after extraordinary income (loss) by $(0.04) and    $(0.18)     per
       share, respectively,     as a result of the related adjustments.  The
       effect of the adjustments on primary and fully diluted income (loss) per share for extraordinary income (loss) was negligible for the three and nine month periods ended September 30, 1996.

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

  As of September 30, 1996, the Company had total assets of $6,672,792 and total stockholders' equity of $2,041,895, compared to total assets of $6,705,278 and total stockholders' equity of $2,561,187 at December 31, 1995. This represents a $32,486 (.5%) increase in total assets and a $519,292 (20%) decrease in total stockholders equity. For this same period, cash increased from $0 to $151,939 and total current assets increased 35% due to increased cash. Total current liabilities increased 75% from December 31, 1995 to September 30, 1996, primarily due to certain loans of the Company which become due in less than one year from September 30, 1996.

  The Company's current portion of its long term debt is $1,040,169. In 1995 and 1996, certain outstanding convertible debentures having a face value of $95,000 plus accrued interest, were converted to common stock.

  For the third quarter of 1996 cash provided by the Company's operating activities was $240,707 compared to cash used of $218,895 for the third quarter of 1995. For the first nine months of 1996, cash used by operating activities was $115,810 compared to cash used of $215,837 for the corresponding period in 1995. Net cash used by investing activities for the third quarter and first nine months of 1996 was $44,169 and $82,508, respectively, compared to $975,326 and $1,029,217 for each of the corresponding periods of 1995. The decreases for the 1996 periods are attributed to decreases in expenditures by the Company for property and equipment and also acquisitions during the 1996 periods. Cash used by financing activities for the third quarter of 1996 was $63,634 and cash provided for the first nine months of 1996 was $350,257, respectively, compared with cash provided of $1,228,052 and $1,273,250 for the corresponding 1995 periods. The decreases for the 1996 periods are directly attributed to a decrease in borrowing by the Company.

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