Form 10KSB
period 1996-12-31
TRANS ENERGY INC
filed 1997-05-12
CIK 919721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
     X    Annual Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

                For the Fiscal Year Ended December 31, 1996

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

Securities registered pursuant to Section 12(g) of the Exchange
Act:   Common

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X

     State the issuer's revenues for its most recent fiscal year.
 $ 1,231,762

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $3,945,610 (Based on price of $2.0625 on May 7, 1997 and 1,913,023 shares held by non-affiliates)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
               Class               Outstanding as of April 30, 1997
     Common Stock, Par Value
       $.001 per share                       3,849,043

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   NONE

Transitional Small Business Disclosure Format.   Yes   No X

                            TRANS ENERGY, INC.

                             TABLE OF CONTENTS

                                                           Page

                                  PART I

Item 1.   Description of Business  . . . . . . . . . .       1

Item 2.   Description of Property. . . . . . . . . . .      11

Item 3.   Legal Proceedings. . . . . . . . . . . . . .      13

Item 4.   Submission of Matter to a Vote of
          Security Holders . . . . . . . . . . . . . .      14

                                  PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . .      14

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . .      15

Item 7.   Financial Statements . . . . . . . . . . . .      17

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . .      37

                                 PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with Section 16(a)
          of the Exchange Act. . . . . . . . . . . . .      37

Item 10.  Executive Compensation . . . . . . . . . . .      38

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . .      39

Item 12.  Certain Relationships and Related Transactions    40

                                  PART IV

Item 13.  Exhibits and Reports on Form 8-K . . . . . .      44

SIGNATURES . . . . . . . . . . . . . . . . . . . . . .      45

                                  PART I

Item 1.   Description of Business

History

     Trans Energy, Inc. (the "Company") is primarily engaged in the transportation, marketing and production of natural gas and oil, and also conducts exploration and development activities, primarily within the Appalachian Basin, particularly in Northwestern West Virginia. The Company owns and operates 105 oil and gas wells and also owns and operates an aggregate of over 100 miles of three-inch, four-inch and six-inch gas transmission lines located within West Virginia in the Counties of Ritchie, Tyler, Doddridge, and Pleasants, which pipeline system gathers the gas emanating from certain of such wells and from wells owned by third parties. The Company has approximately 4,000 leasehold acres in the Rose Run geological formation in Ohio, approximately 2,200 leasehold acres in the Sistersville, West Virginia field which forms part of the Keener and Big Injun sands geological formations, and 800 acres in the Powder River Basin in Crook County, Wyoming, none of which has contributed to the revenues of the Company to date. The Company has conducted preliminary testing on portions of such acreage.

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

     At the Company's Special Meeting of Shareholders held September 22, 1993, the shareholders approved the following: (i) the proposal to effect a reverse stock split on the outstanding shares of the Company's common stock on a two (2) shares for five (5) shares basis; (ii) the proposal to acquire certain oil and gas assets and capital stock in exchange solely for shares of the Company's common stock (as further described below); and (iii) the proposal to effect the necessary corporate action to change the domicile of the Company from the State of Idaho to the State of Nevada and to change the corporate name to Trans Energy, Inc. All subsequent references to the Company's common stock refer to post-split shares.

     On November 5, 1993, the Board of Directors incorporated a new corporation in the State of Nevada in the name of Trans Energy, Inc. with the specific intent of effecting a merger between Trans Energy, Inc. of Nevada and Apple Corp. of Idaho. The sole purpose of the merger was to change the domicile of the Company to the State of Nevada. On November 15, 1993, Apple Corp. and the newly formed Trans Energy, Inc. of Nevada executed a merger agreement whereby the shareholders of Apple Corp. exchange all of their issued and outstanding shares of common stock for an equal number of shares of Trans Energy, Inc. common stock. Trans Energy, Inc. was the surviving corporation and Apple Corp. was dissolved. The sole shareholder of Trans Energy, Inc. holding one share of common stock prior to the merger, returned his share to the Company for cancellation. As a result of the transaction, the Company became a corporation domiciled in Nevada and the Idaho corporation (Apple Corp.) was dissolved. Shareholders who owned shares of Apple Corp. common stock prior to November 15, 1993, became the owners of Trans Energy, Inc. (Nevada) common stock.

     The Company's principal executive offices are located at 210
Second Street, P.O. Box 393, St. Marys, West Virginia 26170, and its telephone number is (304) 684-7053.

Business Development

     The Company has engaged in limited developmental drilling in the last three years. The Company has not engaged in any exploratory drilling in the last three years. Exploratory drilling involves drilling wells in areas where there are no proven reserves of gas or oil, to find a new commercially productive area in a field previously found to be productive or to significantly extend a known field. Development drilling involves the drilling of wells within proven areas of an oil and gas reservoir to depths where hydrocarbons are known to exist. Exploratory drilling involves a higher degree of risk of failure than developmental drilling, although there can be no assurance that a developmental well will yield commercial quantities of oil and gas. To date, the Company has participated in one developmental drilling project in its Rose Run geological formation in Ohio and intends to engage in additional developmental drilling in the Big Injun formation underlying the Company's Sistersville, West Virginia acreage and on the Company's acreage in the Powder River Basin in Wyoming.

     The Company operates primarily in the Appalachian Basin principally in Northwestern West Virginia. In Northwestern West Virginia, shallow wells drilled to a depth of up to 6,000 feet are characterized by long producing lives with low-volume production from low permeability reservoirs with a thickness ranging from 10 to 40 feet. A typical shallow well will encounter commercial gas production from between 4 and 10 separate and distinct production horizons including Big Injun, Gordon, Wier and Benson. Due to mechanical and technical limitations, it is usually possible to produce only up to 2 to 5 of these formations simultaneously, and consequently, necessitates either the drilling of a twin well or recompletion of the original well at a later date where multiple productive formations are penetrated.

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

     To accomplish this strategy, the Company has focused on increasing its gas and oil revenues through well recompletions, property acquisitions and exploitation programs. Since 1992, the Company's proven reserves of natural gas and oil have increased by an aggregate of 71% to 1,789 Mmcf and 1% to 199 MBbl, respectively. There can be no assurance, however, that the Company will be able to continue to expand its proven reserves of natural gas and oil.

     Following the acquisition of the Ben's Run oil and gas leases in 1988, the Company became actively engaged in the operation of oil and gas wells. However, revenue realized by the Company's oil and gas sales decreased annually from 1990. Early in 1993, management determined that an overall evaluation of the Company's properties was proper and that it would be in the best interest of the Company to consolidate its current holdings and make new acquisitions.

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

     Tyler Construction Company, Inc.

     Pursuant to the Stock Acquisition Agreement executed September 22, 1993, the Company acquired an interest equal to 65% of the total outstanding shares of Tyler Construction Company ("Tyler Construction") from Loren E. Bagley, the Company's President and a Director, and William F. Woodburn, the Company's Vice President of Operations and a director. The value of such assets was recorded at $318,988. Tyler Construction owns and operates a natural gas gathering pipeline system serving the industrialized Ohio Valley. Tyler Construction owns and operates 27 miles of six-inch pipeline and 10 miles of four-inch pipeline.

     In exchange for the 65% interest, the Company issued to Messrs. Bagley and Woodburn, the holders of the 65 shares of Tyler Construction equaling 65% of its total outstanding shares, 750,000 shares of the Company's authorized but previously unissued common stock. The remaining 35% interest in Tyler Construction is owned by Ecological Energy, Inc., a third party not otherwise affiliated with the Company.

     Tyler Construction's trunk line system consists of a six-inch pipeline that begins at the town of St. Marys, West Virginia, located on the Ohio River in the County of Pleasants in western West Virginia, and proceeds twenty-seven miles due east to Bradden Station, West Virginia. Near Bradden Station, the pipeline intercepts major transmission lines of Carnegie Natural Gas, Consolidated Natural Gas and Columbia Natural Gas. An intercepting line consisting of ten miles of four-inch pipeline begins at a point eight miles east of St. Marys and proceeds north 10 miles to an industrial park located seven miles south of Sistersville, West Virginia. At this point, gas is delivered to OSI Specialties (formerly Union Carbide) and Consolidated Aluminum Corporation of America under a marketing agreement with Sancho. Pursuant to its agreement with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope Gas, Inc. ("Hope") in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the residential gas index and the Inside F.E.R.C. Index.

     Spencer Wells

     Also on September 22, 1993, the Company acquired from Mr. Dennis L. Spencer all rights, title and interest to six producing oil and gas wells located in West Virginia, in exchange for 500,000 shares (post-split) of the Company's authorized but previously unissued common stock. Five of the wells identified as "Fowler", "Goff", "Locke", "McGill" and "Workman" are situated in Ritchie County in a proven reservoir field. The remaining well identified as "Spencer", is located in Tyler County. All six wells were completed in 1991 and have been producing oil and gas through the date hereof. The value of such assets ware recorded at $1,082,000.

     The Pipeline, Ltd.

     Also on September 22, 1993, the Company entered into the Asset Acquisition Agreement with Tyler Pipeline, Inc. ("Tyler Pipeline") whereby the Company acquired all rights, title and interest in the natural gas gathering pipeline system known as The Pipeline, Ltd., a four-inch pipeline that begins at Twiggs, West Virginia, nine miles east of St. Marys, West Virginia where it intercepts Tyler Construction's trunk line system and proceeds due south for a distance of six miles. The Pipeline, Ltd. system is used for purchasing gas from third party producers. The value of such assets was recorded at $4,086.

     In exchange for assets of The Pipeline, Ltd. (the name of the pipeline, not a legal entity), the Company issued to Tyler Pipeline 250,000 shares of the Company's common stock. Mr. Woodburn, Vice President and a director of the Company, is also President and owns 50% of Tyler Pipeline. Mr. Bagley, President and a director of the Company, also owns 50% of Tyler Pipeline.

     Ritchie County Gathering Systems, Inc.

     Pursuant to the Stock Exchange Agreement executed on September 22, 1993, the Company acquired all the issued and outstanding capital stock of Ritchie County Gathering Systems, Inc., a West Virginia corporation ("Ritchie County Gathering"), in exchange for 500,000 shares (post-split) of the Company's authorized but previously unissued common stock. Ritchie County Gathering owns and operates a four-inch natural gas gathering line which begins five miles south of Cairo, West Virginia at Rutherford, and proceeds due south for 4.6 miles, crossing Mellon Ridge and ending at Macfarlan Creek approximately 1/2 mile north of the South Fork of the Hughes River. The Ritchie County Gathering pipeline is used for purchasing gas from third party producers and delivering such gas to Hope. The value of such assets was recorded at $59,130.

Current Business Activities

     The Company is actively engaged in the operation of its oil and natural gas properties and in the transportation and marketing of its natural gas through its transmission systems. Management has expressed its desire to acquire additional oil and natural gas properties and to become more involved in exploration and development, specifically on its Sistersville acreage in West Virginia and on its acreage in Wyoming.

     Management intends to continue to develop and increase the production from the oil and natural gas properties that it currently owns. In order to increase production, the Company must put the necessary pumping equipment on the wells so that the fluid can be artificially lifted to the surface. The Company projects that it will attempt to increase the production of approximately fifteen of its wells during 1997 at a projected cost of approximately $75,000. In addition to equipping the oil and gas wells, the Company intends to re-enter certain of its wells and recomplete the wells in different oil and gas bearing zones. Management has not yet determined the estimated cost of this project.

     Although the Company will continue to transport and market natural gas through its various pipelines, there are no current plans to acquire or to lay any additional pipeline systems in 1997.

     Apart from its Rose Run drilling project, the Company has not drilled any new wells in the last three years. No new drilling is projected except in the Wyoming and Sistersville areas discussed below.

Powder River Basin Wyoming

     On December 28, 1996, the Company purchased 420 acres in the Powder River basin in the State of Wyoming for $50,000 from an unaffiliated third party. Included in the purchase price was a condition that the previous owners would provide all of the geologic and geophysical work as part of the purchase price. On February 3, 1997 the Company ]eased an additional 480 acres that joined with its acreage position. The target formation is the Minnelusa "B1" sand. There presently arc no producing wells on such acreage and no proven reserves located on the acreage owned by the Company.

     Five two-dimensional ("2-D") seismic lines have been shot across the acreage now held by the Company and as of the date hereof the Company is preparing to start a 6-square mile three-dimensional ("3-D") seismic program. Unlike 2-D seismic testing which provides a cross-sectional view of the subsurface of the Earth, 3-D testing provided a full, three-dimensional view of the subsurface. Such views allow for greater precision in the location of potential drilling sites. 3-D testing allows potential drillers to obtain accurate estimates of the size of oil and gas bearing structures and the profile of the structure. 2-D testing only informs the driller that an oil and gas bearing structure is in a particular area, without giving information as to size and shape. Without an accurate estimate of the site of the oil and gas bearing structures, it is difficult to accurately estimate the reserves in the structure, and, thus, the economic viability of drilling into a particular structure. Without an accurate profile of the structure, a driller may not hit the most economic portion of the structure.

     Water pressure primarily is responsible for the movement of oil within the area or the Company's acreage. Where water pressure is the cause of oil movement, finding the apex of the oil bearing structure is critical. Drilling into the apex of such a structure usually assures that a maximum amount of oil, and a minimal amount of water, will be recovered from a well. Hitting such a zone elsewhere than at the apex will result in a lower proportion of oil to water and reduced rates of recovery.

     The target depth of the Minnelusa "B1" sand is 5,850 feet. At that depth, the cost of drilling a dry hole is approximately $130,000. If a well is determined to be commercially productive, an additional $100,000 in expenses are required to complete the well. Depending upon the results of the 3-D seismic survey, the Company intends to drill one development well.



Sistersville.

     Effective June 1, 1995, the Company purchased approximately 2,200 acres in a known producing field located near Sistersville, West Virginia for $100,000. The Sistersville field has been operation since the 1890's, although at a very low level for the past ten years. To date the field has produced over 13 million barrels of oil. The field contains portions of the Big Injun and Keener sands formations, both well known oil and gas bearing formations, which are the zones the Company intends to explore. These formations are approximately 1,700 feet deep. Recoverable reserves of oil in the field are estimated at several million barrels.

     The Company has observed the success of oil and gas exploration in the Sistersville field by other entities after expensive studies. The preliminary studies conducted by the seller of the Sistersville property to the Company indicating substantial reserves were included in the purchase price paid by the Company for the Sistersville acreage. The Company intends to explore the Sistersville acreage using a technique called horizontal drilling in which a well is drilled horizontally into an oil bearing zone and the oil pumped out using conventional pumping techniques. This technique presently is in use at one well site in the area and the well is producing oil and gas on a daily basis in commercial quantities. The Company estimates that the cost to the Company of each horizontal well is approximately $480,000. Commencement of drilling of the Company's first horizontal well is scheduled for the spring of 1997. The results of the first well will then be analyzed over an estimated period of four months. If the results of the first well are successful, the Company intends to drill a series of horizontal wells in the area.

Vulcan Energy Corporation.

     During March 1997, the Company announced plans to cease operations and attempt to sell Vulcan Energy Corporation
("Vulcan"), its 80% owned subsidiary, engaged in the lease crude oil gathering and marketing in Southeast Texas. Financial information with respect to discontinued operations is presented in
Note 9 to the consolidated financial statements.

Research and Development

     The Company has not allocated funds for conducting research and development activities and, due to the nature of the Company's business, it is not anticipated that funds will be allocated for research and development in the immediate future.

Marketing

     The company operates exclusively in the oil and gas industry. Natural gas production from wells owned by the Company is generally sold to various intrastate and interstate pipeline companies and natural gas marketing companies. Sales are generally made on the spot market or under short-term contracts (one year or less) providing for variable or market sensitive prices. These prices often are tied to natural gas futures contracts as posted in national publications.

     Natural gas delivered through the Company's pipeline network is sold either to Sancho Oil and Gas Corporation ("Sancho") at the industrial facilities near Sistersville, West Virginia, or to Hope on a year long basis ending January 31, 1997 at a variable price per month per mcf. Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho charges the end user less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index and published Inside F.E.R.C. Index, at the Company's option, for the first 1,500 Mcf purchased per day by Hope and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for the Company there can be no assurance that prices paid by the Company to suppliers will be lower than the price which the Company would receive under the Hope arrangement. Prior to June 1, 1996, the price was the residential gas commodity index and when the market price of gas rose above such index, the Company's ability to purchase gas from third parties was adversely effected. The Company sells its oil production to third party purchasers under agreements at posted field prices. These third parties purchase the oil at the various locations where the oil is produced.

     Although management believes that the Company is not dependent upon any one customer, its marketing arrangement with Sancho Oil and Gas Corporation accounted for approximately 47% of the Company's revenue for the year ended December 31, 1996, and approximately 45% for the year ended December 31, 1995. This marketing agreement is in effect until September 1, 2003. The majority of the balance of the gas sold by the Company is marketed under an open agreement with Hope whereby Hope, for a fee, acts as a broker and arranges for buyers of the Company's gas at a specific purchase price based upon 100% of the Inside F.E.R.C. Index. The price under the agreement is set monthly and gas is sold as available with no volume requirements or restrictions. None of the individual buyers pursuant to this agreement account for more than 10% of the Company's total revenue. No other single customer accounts for more than 10% of the Company's business.

     In addition to the natural gas produced by the Company's wells, it also purchased approximately 700 Mcf of natural gas per day in 1996.

Competition

     The Company is in direct competition with numerous oil and natural gas companies and drilling and income programs and partnerships exploring various areas of the Appalachian Basin and elsewhere and competing for customers. Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of the Company's competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than the Company. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that there exists a viable market place for smaller producers of natural gas and oil and for operators of smaller natural gas transmission systems.

     Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon indices that include the residential gas commodity charge of Hope and the Inside F.E.R.C. Index. Were it not for the existence of the arrangement between Sancho and Hope, Hope would compete directly with the Company. Were it not for the relationship between Hope and Sancho, Hope would compete directly with the Company for the sale of gas to certain customers, specifically OSI Specialities, Inc. and Consolidated Aluminum of America, Inc.

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

     The Company's exploration and development operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes the requirement of permits for the drilling of wells, the regulation of the location and density of wells, limitations on the methods of casing wells, requirements for surface use and restoration of properties upon which wells are drilled, and governing the abandonment and plugging of wells. Exploration and production are also subject to property rights and other laws governing the correlative rights of surface and subsurface owners.

     The Company is subject to the requirements of the Occupational Safety and Health Act, as well as other state and local labor laws, rules and regulations. The cost of compliance with the health and safety requirements is not expected to have a material impact on the Company's aggregate production expenses. Nevertheless, the Company is unable to predict the ultimate cost of compliance.

     While past sales of natural gas and oil were subject to maximum price controls, such controls are no longer in effect. In any case, the deregulated price of natural gas under current market conditions tends to be substantially lower than most regulated ceilings. Other federal, state and local legislation, while not directly applicable to the Company, may have an indirect effect on the cost of, or the demand for, natural gas and oil.

Employees

     As of the date hereof the Company employs twelve people full-time, consisting of two executives, three marketing and clerical person, and seven production persons. Management presently anticipates hiring additional employees as the business warrants and as funds are available.

Facilities

     The Company's operations currently occupy approximately 4,000 square feet of office space in St. Marys, West Virginia, which it shares with its subsidies Tyler Construction Company, Inc. and Ritchie County Gathering Systems, Inc. These facilities are the property of one of the Company's principal customers, Sancho Oil and Gas Corporation ("Sancho"), and under a verbal arrangement with Sancho, the Company occupies these facilities for no rent. Sancho leases an aggregate of approximately 4,500 square feet, including the square footage occupied by the Company, from a third party under a verbal arrangement for $1,400 per month, inclusive of utilities. Management believes that its present office facilities are adequate for the Company's current business operations.

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

Item 2.        Description of Property

     The Company operates and receives gas and oil revenues from 105 wells. Of these wells, 85 gross wells (wells in which a working interest is owned) are gas wells and represent 77 net wells. A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The remaining 20 gross wells are oil wells which represent 18 net wells. A total of 28 wells are considered to have multiple completions, one or more completions in the same bore hole. It is the Company's policy to acquire existing wells and to continually review its holdings and either add new wells or dispose of existing wells. Seventy-five percent of the Company's wells are shallow wells with depths of less than 3,000 feet. The remaining wells are Devonian shale wells with a depth of greater than 4,000 feet. Appalachian Basin development wells have relatively high success rates and are characterized by low permeability and low porosity, thereby resulting in relatively low production rates and long producing lives of over 25 years. The Company's ownership interest varies from well to well with the composite ownership working interest in the wells at approximately 91% at the end of 1996.

     The Company's producing wells hold approximately 5,636 gross acres under lease which the Company believes include a substantial number of promising development prospects. In addition, the Company's Wyoming acreage is scheduled for 3-D seismic testing, and, if the results of such test so justify, drilling. The Company also intends to begin development of its Sistersville, West Virginia acreage, composed of approximately 2,200 acres. The Sistersville acreage has been extensively explored by numerous oil and gas operators and has proven undeveloped reserves.

     The Company's productive wells are situated on 5,636 gross acres (acres upon which a working interest is owned) which represent 5,412 net acres. A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The Company has approximately 4,000 undeveloped leasehold acres in the Rose Run Field in Ohio.

     Substantially all of the Company's interests are held pursuant to leases from third parties. Title to properties is subject to royalty, over-riding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances. The Company believes that such burdens neither materially detract from the value of such properties nor the respective interests therein, or materially interfere with their use in the operation of the business.

     As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of lease acquisition (other than a preliminary review of local records). Investigations, including a title opinion of local counsel, are generally made prior to the consummation of an acquisition of larger properties and before commencement of drilling operations.

Estimated Proven Reserves.

     The Company's properties consist essentially of the working and royalty interests owned by the Company in various oil and gas wells and leases located in West Virginia. The Company's proven reserves for the years ended December 31, 1996, 1995 and 1994 are set forth below:

                                December 31,
                       1996         1995        1994
Natural Gas (MMcf)
  Developed           875,705      988,000     871,000
  Undeveloped         801,654      801,654     586,405
  Total Proved      1,677,359    1,789,654   1,457,405
Crude Oil (MBbl)
  Developed            16,343       19,070      20,485
  Undeveloped         180,000      180,000     180,000
  Total Proved        196,343      199,070     200,485

    These estimates are bases primarily on the reports of Sam M. Deal & Associates, independent petroleum engineers. Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the Securities and Exchange Commission. See S.F.A.S. 69 Supplemental Disclosures included as part of the Consolidated Financial Statements of the Company.

    Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf"), produced by the Company for the past three fiscal years.

                            Year ended December 31,
Average sales price:    1996           1995           1994
    Gas (per mcf)      $ 3.56         $ 2.02         $ 2.33
    Oil (per bbl)       19.22          16.44          16.02
Average cost of production:
    Gas (per mcf)      $ 1.02         $ 1.12         $ 1.10
    Oil (per bbl)        6.12           6.72           6.60

    The Company has not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of the Company's last fiscal year.

    The following schedule sets forth the capitalized costs relating to oil and gas producing activities by the Company for the past three fiscal years.

                                Years ended December 31,
                           1996           1995           1994
Proved oil and gas
 producing properties
 and related lease
 and well equipment    $3,799,387     $3,733,388     $3,619,707
Accumulated depreciation
 and depletion           (407,934)      (390,540)      (335,293)
Net Capitalized Costs  $3,391,453     $3,342,848     $3,284,414

    The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to the Company's proved oil and gas reserves.

                                 Years ended December 31,
                           1996           1995           1994

Standardized measure,
 beginning of year     $4,063,885     $3,602,626     $3,752,076
Oil and gas sales, net
 of production costs     (452,183)      (107,818)      (178,842)
Sales of mineral in place    -              -              -
Quantity estimates made      -           569,077         29,392
Standardized measure,
 end of year           $3,611,702     $4,063,885     $3,602,626

    The Company does not anticipate investing in or purchasing assets and/or property for the purpose of capital gains. It is the Company's intention to purchase assets and/or property for the purpose of enhancing its primary business operations. The Company is not limited as to the percentage amount of the Company's assets it may use to purchase any additional assets or properties.

Item 3.       Legal Proceedings

    There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject except as set forth below.

    On December 30, 1996, a complaint entitled R&K Oil Company, Inc. vs. Trans Energy, Inc. was filed in the United States District Court, Western District of Texas, Midland/Odessa Division
(# MO96CA197). The complaint alleges that the Company owes R&K Oil Company, Inc. $131, 978 as a result of business transacted by the Company's subsidiary, Vulcan Energy Corporation. Management believes that the results of the proceedings will not have a material adverse effect on the Company.

    On March 12, 1997, a complaint entitled F. Worthy Walker vs. Loren Bagley, William Woodburn, Mark Woodburn, Trans Energy, Inc. and Vulcan Energy Corporation, was filed in the District Court of Dallas, Texas (# 9702304C). The complaint alleges that the Company breached certain contracts related to Mr. Walkers employment with Vulcan Energy Corporation, and seeks punitive and exemplary damages. The Company denies all allegations. Management believes that the results of the proceedings will not have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1996.

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

                                   High            Low
         1994
              Fourth Quarter       $ 5.37         $ 2.09
         1995
              First Quarter        $ 2.79         $ 1.06
              Second Quarter       $ 1.12         $  .97
              Third Quarter        $ 3.25         $ 1.03
              Fourth Quarter       $ 3.63         $ 2.75
         1996
              First Quarter        $ 3.50         $ 2.63
              Second Quarter       $ 6.00         $ 2.50
              Third Quarter        $ 5.25         $ 2.88
              Fourth Quarter       $ 6.25         $ 3.25
         1997
              First Quarter        $ 6.56         $ 2.00
              Second Quarter(1)    $ 3.13         $ 2.00

          (1)  Through May 7, 1997.

     As of April 30, 1997, there were 184 holders of record of the common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance its operations.

Item 6.   Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB. Please note that results of operations for the 1995 fiscal year have been restated.

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

                           Results of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Statements of Operations for the two most recent fiscal years ended December 31, 1996, and 1995. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                           Fiscal Years Ended
                                              December 31,
                                              1996      1995
Total revenues . . . . . . . . . . . .        100%      100%
Total other income (expenses). . . . .       (109)      (19)
Total costs and expenses . . . . . . .        151       181
Net income (loss) before taxes and
  minority interest. . . . . . . . . .       (160)     (200)
Income taxes . . . . . . . . . . . . .         -         -
Net loss from discontinued operations.       (139)      (13)
  Minority interest. . . . . . . . . .          3        (0)
Net income (loss). . . . . . . . . . .       (296)     (213)

For the Year Ended December 31, 1996 Compared to the Year Ended
December 31, 1995.

    The results of operations for the year ended December 31, 1995 have been restated. Please refer to Note 9 in the accompanying consolidated financial statements.

    Total revenues of $1,231,762 for the year ended December 31, 1996 (" 1996 ") compared to $1,932,557 for the year ended December 31, 1995 (" 1995"). The decline in revenues was only 36% in total and was the result of several factors. First, there was a decline in the market price of gas during 1996. Second, much of the gas for which the Company had contracted to purchase was set at a price higher than the Company's customers, principally Sancho and Hope, would pay. Thus, as permitted under the contracts between the Company and its third party suppliers, the Company declined to purchase the gas. This decision resulted in lower sales, but avoided additional losses for the Company. The decline in sales was primarily attributable to one customer. In 1996, oil made up 4% of total revenues as compared to only 1% in 1995. Accordingly, gas sales dropped from 99% of sales in 1995 to 96% in 1996.

    The Company had a net loss of $3,638,990 for 1996. The Company's total costs and expenses went from 181% of sales in 1995 to 151% of sales in 1996. The cost of oil and gas went from 78% of sales in 1995 to 64% of sales in 1996. This decrease in the cost of oil and gas produced was primarily due to the decision not to purchase gas at a price higher than the Company would be able to resell the gas. The Company's selling, general and administrative expenses also decreased 54%. The decrease is primarily attributed to the issuance of 500,000 Bridge Warrants by the Company in 1995 pursuant to a private placement, and the 1995 issuance of additional shares to the debenture holders as consideration for extending the due date of their debentures. Depreciation and depletion expense increased 30% in 1996 over 1995. Interest expense in 1996 increased 298% over 1995 due to increased loans.

Net Operating Losses

    The Company has accumulated approximately $6,710,711 of net operating loss carryforwards as of December 31, 1996, which may be offset against future taxable income through the year 2011 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1996 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

                      Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at December 31, 1996 was a negative $583,240 compared with a negative $862,222 at December 31, 1995. This change was primarily attributed to the Company completing its public offering in December 1996 and partially offset by the net liabilities excess of assets of the Company's discontinued operations. The Company anticipates meeting its working capital needs during the 1997 fiscal year with revenues from operations.

    As of December 31, 1996, the Company had total assets of $5,500,343 stockholders' equity of $2,219,746 compared to total assets of $5,324,007 and total stockholders' equity of $2,005,562 as of December 31, 1995. For this same period, cash increased from $178,467 to $481,846 on December 31, 1996, and total current assets increased from $178,467 to 777,204 due to the increase in cash. Total current liabilities increased from $959,847 to $1,360,444 on December 31, 1996 primarily due to an increase in accounts payable from $367,349 to $685,711 at December 31, 1996.

    The Company's current portion of its long-term debt is $645,348. Also, in 1995 and 1996 certain outstanding convertible debentures having a face value of $95,000 plus accrued interest were converted to common stock. The Company currently anticipates that it will be able to provide for its debt obligations and repayments coming due during fiscal 1996 from revenues generated by the Company.

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 7.       Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1996 and 1995 have all been examined to the extent indicated in their report by Jones, Jensen & Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.




                       INDEPENDENT AUDITORS' REPORT


Board of Directors
Trans Energy, Inc.
210 Second Street
St. Marys, West Virginia 26170


We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans Energy, Inc. and subsidiaries as of December 31, 1996 and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.




Jones, Jensen & Company
Salt Lake City, Utah
April 30, 1997

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheet


                                  ASSETS

                                                    December 31,
                                                       1996

CURRENT ASSETS

  Cash                                              $  481,846
  Accounts receivable                                  235,757
  Prepaid and other current assets                      59,601

     Total Current Assets                              777,204

PROPERTY AND EQUIPMENT (Note 2)

  Vehicles                                              44,552
  Machinery and equipment                               62,206
  Pipelines                                          2,192,001
  Well equipment                                       358,471
  Wells                                              3,177,416
  Leasehold acreage                                    263,500
  Accumulated depreciation                          (1,381,129)

     Total Fixed Assets                              4,717,017

OTHER ASSETS

  Loan acquisition costs                                 6,122

     Total Other Assets                                  6,122

   TOTAL ASSETS                                     $5,500,343

                            TRANS ENERGY, INC.
                  Consolidated Balance Sheet (Continued)


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,
                                                        1996

CURRENT LIABILITIES

  Accounts payable - trade                          $  685,711
  Accrued expenses                                      29,385
  Notes payable - current portion (Note 3)             645,348

     Total Current Liabilities                       1,360,444

NET LIABILITIES IN EXCESS OF ASSETS OF
 DISCONTINUED OPERATIONS (Note 9)                      668,717

LONG-TERM LIABILITIES

  Advances from related parties (Note 4)               605,190
  Notes payable (Note 3)                               646,246

     Total Long-Term Liabilities                     1,251,436

     Total Liabilities                               3,280,597

COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTERESTS                                      -

STOCKHOLDERS' EQUITY (Note 6)

  Common Stock:  30,000,000 shares authorized  at
   $0.001 par value; 3,824,043 shares issued
   and outstanding                                       3,824
  Capital in excess of par value                     8,926,633
  Accumulated deficit                               (6,710,711)

     Total Stockholders' Equity                      2,219,746

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $5,500,343

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations

                                              For the Years Ended
                                                   December 31,
                                               1996           1995
                                                           (Restated)

OIL AND GAS SALES                           $1,231,762     $1,932,557

COSTS AND EXPENSES
  Cost of oil and gas                          787,136      1,507,616
  Salaries and wages                           104,078        105,408
  Depreciation, depletion and amortization     165,830        127,754
  Selling, general and administrative          803,810      1,765,419

     Total Costs and Expenses                1,860,854      3,506,197

LOSS FROM CONTINUING OPERATIONS               (629,092)    (1,573,640)

OTHER INCOME (EXPENSES)
  Other income                                   4,978           -
  Interest income                                   73            444
  Interest expense                          (1,276,465)      (321,018)
  Gain (loss) on disposition of assets         (50,000)         2,046
  Bad debt expense                             (16,000)       (44,550)

     Total Other Income (Expense)           (1,337,414)      (363,078)

NET LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES AND MINORITY INTERESTS        (1,966,506)    (1,936,718)

INCOME TAXES                                      -              -

NET LOSS FROM CONTINUING OPERATIONS BEFORE
 MINORITY INTERESTS                         (1,966,506)    (1,936,718)

NET LOSS FROM DISCONTINUED OPERATIONS
  (Note 9)                                  (1,711,877)      (257,957)

NET LOSS BEFORE MINORITY INTERESTS          (3,678,383)    (2,194,675)

MINORITY INTERESTS                              39,393        (10,403)

NET LOSS                                   $(3,638,990)  $ (2,205,078)

NET LOSS PER SHARE
  Continuing operations                    $     (0.59)  $      (0.63)
  Discontinued operations                        (0.53)         (0.08)

                                           $     (1.12)  $      (0.71)

                             TRANS ENERGY, INC.
              Consolidated Statements of Stockholders' Equity
                                  (Restated)

                                                        Capital in
                                    Common Shares        Excess of  Accumulated
                                   Shares      Amount    Par Value    Deficit

Balance, December 31, 1994       3,024,122   $   3,024  $3,612,852  $  (866,643)

Common stock issued for
 services at $1.50 per share       100,000         100     149,900         -

Common stock issued on
 conversion of debentures at
 $0.90 per share                    50,000          50      44,950         -

Stock options issued for services     -           -        275,000         -

Common stock warrants issued          -           -      1,345,000         -

Extension of debentures               -           -        202,032         -

Net loss for the year ended
 December 31, 1995                    -           -           -      (2,205,078)

Balance, December 31, 1995       3,174,122       3,174   5,629,734   (3,071,721)

Common stock issued for
 debenture at $0.90 per share       55,555          56      49,944         -

Common stock issued for
 services at $2.67 per share         9,000           9      23,991         -

Common stock warrants
 issued                               -           -        774,000         -

Cancellation of common
 stock options issued for
 services                             -           -       (275,000)        -

Shareholder loans contributed
 to capital                           -           -        250,000         -

Issuance of common stock for
 cash at $5.36 per share          585,366          585   3,137,415         -

Common stock offering costs          -            -       (663,451)        -

Net loss for the year ended
 December 31, 1996                   -            -           -      (3,638,990)

Balance, December 31, 1996      3,824,043    $   3,824  $8,926,633  $(6,710,711)

                              TRANS ENERGY, INC.
                    Consolidated Statements of Cash Flows


                                                   For the Years Ended
                                                        December 31,
                                                    1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:                           (Restated)

  Net loss                                       $(3,638,990)   $(2,205,078)
  Adjustments to Reconcile Net Loss to Cash
   Provided by Operating Activities:
    Depreciation and depletion                       132,288        228,692
    Minority interest                                (39,393)        10,403
    (Gain) loss on disposition of assets              50,000         (2,046)
    Bad debt expense                                  16,000         44,550
    Common stock issued for services                  24,000        150,000
    Common stock warrants                               -         1,340,000
    Stock options issued (cancelled) for services   (275,000)       275,000
  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable       (73,290)       272,084
    Decrease (increase) in prepaid and other
     current assets                                  (59,601)       (13,322)
    Decrease (increase) in deposits                      355             23
    Decrease (increase) in loan acquisition costs    876,065        103,671
    Increase (decrease) in accounts payable and
     accrued expenses                                243,223       (302,768)
    Increase (decrease) in net liabilities of
     discontinued operations                       1,224,342           -

     Cash Provided (Used) by Operating Activities (1,520,001)      (373,791)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of subsidiary                                -          (490,000)
  Expenditures for property and equipment           (152,206)      (584,405)
  Proceeds from sale of property and equipment          -             3,000

     Cash Provided (Used) by Investing Activities $ (152,206)   $(1,071,405)

                              TRANS ENERGY, INC.
              Consolidated Statements of Cash Flows (Continued)


                                                For the Years Ended
                                                    December 31,
                                                 1996         1995
CASH FLOWS FROM FINANCING ACTIVITIES:                      (Restated)

  Proceeds from sale of common stock          $3,138,000   $     -
  Payment of deferred offering costs            (388,451)        -
  Proceeds from common stock warrants             -        $    5,000
  Proceeds from related party advances           204,110         -
  Principal payments on notes payable           (899,606)     (60,155)
  Proceeds from notes payable                    100,000    1,218,248

  Cash Provided (Used) by Financing Activities 2,154,053    1,163,093

NET INCREASE (DECREASE) IN CASH                  481,846       (7,103)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                 -           7,103

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                 $  481,846   $     -

CASH PAID FOR:

  Interest                                    $     -      $  178,769
  Income taxes                                $     -      $     -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services            $   24,000   $  150,000
  Stock options issued (cancelled)
   for services                               $ (275,000)  $  275,000
  Purchase of subsidiary for notes payable
   and assumption of debt                     $     -      $  880,000
  Conversion of debentures to equity          $   50,000   $   45,000
  Common stock warrants                       $  774,000   $1,340,000
  Extension of debentures                     $     -      $ 202,032
  Shareholder loans contributed to capital    $  250,000   $    -

                              TRANS ENERGY, INC.
               Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995


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

       At a meeting on September 22, 1993, the shareholders of the Company approved the acquisition of certain oil and gas assets and common stock in exchange for common stock of the Company. On November 15, 1993, the following shares were issued: 250,000 shares of common stock to the shareholders of The Pipeline, Ltd., 500,000 shares of common stock to the shareholders of Ritchie County Gathering Systems, Inc. and 750,000 shares of common stock to the majority shareholders of Tyler Construction Company, Inc. The acquisitions were accounted for as a combination under the purchase method of accounting using predecessor cost.
       Predecessor cost was used because the owners of the acquiring company are substantially the same as the owners of the acquired companies and they are considered to be co-promoters.

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

       On November 15, 1993, the Company also purchased certain oil and gas assets of Dennis Spencer. The purchase price was 500,000 shares of the Company's common stock. This acquisition has been accounted for using the purchase method of accounting which is based on the market value of the assets acquired at the time of acquisition.

       On August 7, 1995, the Company purchased 80 percent of the issued and outstanding stock of Vulcan Energy Corporation (Vulcan), a Texas corporation, for $1,100,000 including the assumption of $300,000 in debt for a customer of Vulcan. Vulcan is located in the State of Texas and is engaged in the oil gathering and marketing business. In March 1997, the Company decided to cease the operations of Vulcan. Accordingly, the results of operations along with the net liabilities of Vulcan have been reflected as discontinued operations in the accompanying consolidated financial statements. See Note 9 for further discussion. As a result of the discontinuance of Vulcan the proforma financial information that would normally be required when Vulcan was acquired has not been disclosed.

                              TRANS ENERGY, INC.
               Notes to the Consolidated Financial Statements
                         December 31, 1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       b. Accounting Method

       The Company's consolidated financial statements are prepared using the accrual method of accounting. The successful efforts method of accounting is used for oil and gas exploration and production activities which states that total net capitalized costs, as a minimum test, may not exceed future undiscounted net cash flows. In any period that total net capitalized costs exceed future undiscounted net cash flows, the excess will be charged to current operations. The Company has elected a calendar year end.

       c. Prior Period Adjustments

       The results of operations for the year ended December 31, 1995 have been restated to correct the application of accounting principles related to the treatment of the value of additional shares pursuant to the extension of convertible debentures, the valuation of common stock issued for services rendered and the valuation of bridge warrants issued in December 1995. The effect of the related adjustment increased the net loss by $1,553,232. Loss per share for the year ended December 31, 1995 increase by $(0.51) per share.

       d. Net Loss per Share of Common Stock

       The net loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. Only primary net loss per share of common stock is disclosed in the accompanying consolidated statements of operations as fully diluted loss per share is anti-dilutive.

       e. Provision for Taxes

       At December 31, 1996, the Company had net operating loss carryforwards totaling approximately $6,710,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards is offset by a valuation allowance of the same amount.

       f. Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       g. Principles of Consolidation

       The consolidated financial statements include the Company and its wholly owned subsidiary, Ritchie County Gathering Systems, Inc., its 65% owned subsidiary, Tyler Construction Company, Inc. and its 80% owned and now discontinued subsidiary, Vulcan Energy Corporation. All significant intercompany accounts and transactions have been eliminated.

       h. Presentation

       Certain 1995 balances have been reclassified to conform to the presentation of the 1996 consolidated financial statements.

                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       i. Depreciation

       Fixed assets are stated at cost. Depreciation on vehicles, pipelines, machinery, equipment and well equipment is provided using the straight line method over expected useful lives of five to fifteen years. Wells are being depreciated using the units-of-production method on the basis of total estimated units of proved reserves.

       j. Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - PROPERTY AND EQUIPMENT

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

       In January of 1989 the Company acquired interests in oil and gas producing properties from Black Petroleum Corporation (Black). In exchange for the interests acquired, the Company paid $100,000 cash, 160,790 shares of common stock and assumed certain liabilities of Black. The value of the stock issued was based on the estimated fair market value of the properties acquired less cash paid and liabilities assumed. The purchase price for oil and gas properties totaled $2,015,109. The purchase price also included the payment of an 18 3/4 percent overriding royalty on all future revenues from the properties in which Black had a 50 percent or greater interest and 25 percent of the net revenues of all properties in which Black had a less than 50 percent interest together with an agreement affecting all future issuances of capital stock by the Company. This agreement requires that, at all times, Black is entitled to maintain a 20 percent equity interest in the Company. This requirement expired on January 30, 1994. The cost of the Black properties was recorded net of the royalty. The acquisition included interests in wells located in Texas, Oklahoma, Kansas, and West Virginia. Shortly after the acquisition from Black, the Company sold its interests in all the wells located in Texas, Oklahoma and Kansas for a total of $37,920 in cash. The Company then had a formal study and appraisal of the oil and gas reserves performed on the West
       Virginia properties. Based upon this study and appraisal, the Company estimated the fair market value of the properties to be $2,015,109 at the time of acquisition. However, due to the uncertainties involved in estimating oil and gas reserves, there is no assurance that the Company will fully recover this amount recorded as the investment in the properties.

       On November 15, 1994, the Company acquired six oil and gas wells at a cost of $1,082,222 and other equipment totaling $8,710 from Dennis Spencer in exchange for shares of the Company's common stock. All assets were recorded at their market value (which was approximately the same as book value) at the time of acquisition based on the purchase method of accounting.

                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995

NOTE 2 - PROPERTY AND EQUIPMENT (Continued)

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

NOTE 3 - LONG-TERM DEBT

       The Company had the following debt obligations at December 31, 1996 :

                                                                    December 31,
                                                                        1996
    Calhoun County Bank, secured by oil and gas well interests, payable in monthly installments of $1,859 including interest at variable rates, (lender's base rate of 9.00% as of December 31,
     1996), matures April 12, 1999.                                   $   46,841

    Calhoun County Bank, secured by oil and gas well interests, payable in monthly installments of $269 including interest at variable rates, (lender's base rate of 9.00% as of December 31, 1996), matures
     April 12, 1999.                                                       6,766

    Calhoun County Bank, secured by oil and gas well  interests, payable in monthly installments of $1,300 including interest at variable rates, (lender's base rate of 9.00% as of December 31, 1996), matures
     April 12, 1999.                                                      32,714

    New York Life, secured by cash value in policy, interest payable
     annually at 7.25% interest rate.                                     21,800

    Wesbanco Bank, secured by oil and gas wells, principal and interest
     payments of $841 at 12.5% interest rate, matures October 11, 1997.    8,906

    Wesbanco Bank, secured by vehicle, principal and interest payments
     of $155 at 10.25% interest rate, matures September 30, 1997.          1,504

    First National Bank of St. Marys, $9,244 payable monthly, 12.5%
     interest rate, secured by equipment.                                627,560

    Union Bank of Tyler County, interest at 11.5% due quarterly,
     renewable, due on demand, secured by equipment.                      19,774

    Note due private company, principal and interest of $163 payable
     monthly, interest rate of 10.75%, secured by vehicle.                 3,450

    Balance forward                                                   $  769,315

                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995


NOTE 3 - LONG-TERM DEBT (Continued)
                                                                    December 31,
                                                                          1996

    Balance forward                                                  $  769,315

    United National Bank, interest payable quarterly, (prime + 1% or
     9.75% as of December 31, 1995), principal payment of $50,000 due
     annually, secured by equipment.                                    292,079

    Bank of Paden City, secured by officers' personal assets, demand
     note, interest payments due monthly at 9.75%.                      100,000

    Bank of Paden City, secured by officers personal assets, matures
     on May 31, 1997, interest due monthly at 10%.                       30,200

    Note due to a private individual, due November 7, 1996 with interest
     at 20%, unsecured.                                                 100,000

         Total                                                        1,291,594

         Less Current Portion                                          (645,348)

         Total Long-Term Debt                                        $  646,246

    Schedule of Maturities

                     1997                                            $  645,348
                     1998                                                78,558
                     1999                                                57,631
                     2000                                                49,970
                     2001                                                56,589
                     2002 and thereafter                                403,498

            Total                                      $1,291,594

NOTE 4 - RELATED PARTY TRANSACTIONS

    a. Advances From Related Parties

    Periodically, officers, directors and shareholders of the Company make non-interest bearing advances to or receive advances from the Company. There are no predetermined repayment terms and at December 31, 1996, there is a total net payable to these related parties of $580,370 which has been classified as long-term in the accompanying consolidated financial statements.

                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

    b. Management Agreement

    A company owned by an officer of the Company's subsidiary, Vulcan Energy Corporation (Vulcan), owns the remaining 20% of Vulcan's common stock. The management company is entitled to a management fee of $252,000 per year and 20% of net profits before taxes less 20% of the principal paid to the seller of Vulcan. This 20% net profits interest has had no effect on the Company's consolidated financial statements since the subsidiary has generated net losses through December 31, 1996. Since the operations of Vulcan Energy have been discontinued (see Note 9), management believes that the Company has no obligation related to this management agreement as of December 31, 1996 or in future periods.

NOTE 5 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

    The Company is provided its office space at no cost by Sancho Oil and Gas Corporation (Sancho), a company owned by one of its major shareholders. The Company's marketing arrangement with Sancho accounted for approximately 47% of the Company's revenue for the year ended December 31, 1996. This marketing agreement is in effect until December 1, 2003. Another customer also generated sales in excess of 10% of the Company's total sales. Sales to this customer made up approximately 49% of net revenues in 1996.

NOTE 6 - COMMON STOCK, OPTIONS AND WARRANTS

    On January 15, 1995, the Company issued 100,000 shares of its common stock to a consultant for services rendered. The shares were valued at $1.50 per share which was the average trading price when issued.

    On October 1, 1995, the Company issued an option to a consultant to purchase 100,000 shares of its common stock at $0.001 per share. The option was valued at the difference between the exercise price and the trading price of the shares. Accordingly, the Company incurred $275,000 of consulting fees in 1995. On March 29, 1996, the consultant returned the option for cancellation. The option was not exercised and was cancelled without consideration, therefore the cancellation was accounted for as a decrease of capital in excess of par value and the related asset during 1996.

    During 1995, debentures having a total face value of $45,000 were converted into 50,000 shares of the Company's common stock, valued at $0.90 per share. Remaining debentures with a total face value of $50,000 were converted into 55,555 shares of the Company's common stock in 1996, also valued at $0.90 per share. As an incentive to the debenture holders for extending the due date of the debentures due on December 31, 1995, they were given the right to receive the number of post-split shares they were to have received pre-split. The value of the additional shares issued, $202,032, has been recorded as loan costs and amortized over the period until the debentures were converted in 1996.

    The Company also received $5,000 during December of 1995 for the purchase of 500,000 bridge warrants at $0.01 per warrant. The bridge warrants were valued at the average trading price when issued and expensed during the year ended December 31, 1995 in the amount of $1,345,000. The bridge warrants are convertible into 1 share of common stock at $0.50 per share for up to eighteen months. With the completion of the public offering discussed below, the $0.50 common stock conversion option of the bridge warrants terminated and the bridge warrants automatically converted into 2 redeemable warrants exercisable at 110% of the offering price. The Company issued 48,750 additional stock warrants as compensation for the sale of the bridge warrants which were later surrendered to the Company for no consideration.

                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995


NOTE 6 - COMMON STOCK, OPTIONS AND WARRANTS (Continued)

    The Company issued an additional 300,000 bridge warrants in March 1996 in conjunction with the completion of a $600,000 bridge financing. The Company issued 30,000 additional bridge warrants in conjunction for the sale of bridge units containing the unsecured notes and bridge warrants which were later returned to the Company for no consideration. These bridge warrants were exercisable for 18 months from the date of issuance and entitled the holder thereof to purchase 1 share of common stock at $0.50 per share. The bridge warrants were valued at the average trading price when issue and were being amortized to interest expense over 12 months. With the completion of the public offering discussed below, the $0.50 common stock conversion option of these bridge warrants terminated and the bridge warrants converted into 2 redeemable warrants exercisable at 110% of the offering price. Accordingly, the remaining unamortized portion was expensed at December 31, 1996.

    The Company issued 9,000 shares of common stock during 1996 to an individual as compensation for services rendered totaling $24,000 representing a per share price of $2.67 which approximated the fair market value of the shares on the date they were authorized to be issued.

    In December 1996, the Company completed a public offering of its common stock issuing 585,366 shares while receiving total proceeds of $3,138,000 or $5.36 per share. Related costs associated with this offering totalled $663,451 which has been charged to capital in excess of par value in the accompanying consolidated financial statements.

    In September 1996, two officers, directors and shareholders of the Company agreed to a reduction in amounts payable to them by the Company totaling $250,000 which have previously been accounted for as advances from related parties. This amount has been contributed to capital in excess of par value in the accompanying consolidated financial statements.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

    Several vendors of Vulcan Energy, Inc., the discontinued operation, have filed legal action against Vulcan Energy and the Company alleging breach of contract and non-payment of outstanding obligations. Those vendors are also seeking other damages and assessments. The Company has included in the net liabilities of the discontinued operations of Vulcan Energy, amounts which they believe are owing to those vendors. These actions are still in the discovery stage and the Company is attempting to negotiate settlements with those vendors. The Company believes that the amounts accrued in the accompanying consolidated financial statements are adequate to satisfy these claims.

    A former officer of Vulcan Energy has filed suit against the Company, its officers and directors and Vulcan Energy, asserting a claim against these parties based upon a breach of contract and fraud in connection with his employment with Vulcan Energy. The parties to this action have filed response vigorously contesting the allegations. Management believes that the Company and the ultimate outcome of these actions and their possible effects on the consolidated financial statements cannot be readily determined.

                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995

NOTE 8 - GOING CONCERN

    The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 1996, and has a working capital deficit at December 31, 1996. Revenues have not been sufficiently established to cover its operating costs and to allow it to continue as a going concern. During 1995, the Company purchased an 80% equity ownership of Vulcan Energy Corporation, replaced management and recapitalized Vulcan Energy with a $200,000 working capital infusion. However, the Company discontinued the operations of Vulcan Energy during 1997, incurring a substantial loss from discontinued operations. The Company completed an offering of common stock during 1996 netting $2,474,549 cash proceeds. Management believes that despite the discontinued operations of Vulcan Energy and recurring operating losses, the proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development and other factors will enable the Company to continue as a going concern. (See also Note 11)

NOTE 9 - VULCAN ENERGY, INC. - DISCONTINUED OPERATIONS

    In March 1997, the Company discontinued the operations of Vulcan Energy, Inc., its 80% owned subsidiary. Accordingly, net liabilities in excess of assets, totaling $668,717, have been reflected separately in the accompanying consolidated balance sheet as of December 31, 1996. These net liabilities consist of fixed assets valued at $199,000, accounts payable and accrued liabilities of $259,000 and notes payable totaling $608,717. In addition, the net operating losses of Vulcan Energy, Inc. for the years ended December 31, 1996 and 1995, amounting to $1,711,876 and $257,957, respectively, have been reflected separately in the accompanying consolidated statements of operations and include estimated losses on disposition of Vulcan Energy, Inc.

NOTE 11 - SUBSEQUENT EVENT

    On March 26, 1997, the Company completed the sale of 8% cumulative convertible debentures due March 25, 2000, netting cash proceeds to the Company of $1,272,000. The terms of the convertible debentures enable the holder to convert the debentures into common stock of the Company at any time after 45 days at a price based on a percentage of the quoted market price depending on when the debentures are converted. If not converted within 36 months, the debentures will automatically be converted into common stock of the Company.

    As previously discussed, in March 1997, the decision was made to discontinue the operations of Vulcan Energy, Inc. The effects of the discontinuation of those operations have been reflected in the accompanying consolidated financial statements as of December 31, 1996. See more detailed discussions at Notes 1 and 9.

                              TRANS ENERGY, INC.
                    S.F.A.S.  69  Supplemental Disclosures
                          December 31, 1996 and 1995
                                 (Unaudited)


S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


    (1)                 Capitalized Costs Relating to
                       Oil and Gas Producing Activities

                                                              December 31,
                                                            1996       1995

       Proved oil and gas producing properties and related
        lease and well equipment                        $3,799,387  $ 3,731,888
       Accumulated depreciation and depletion             (407,934)    (390,540)

       Net Capitalized Costs                            $3,391,453  $ 3,341,348


       (2)         Costs Incurred in Oil and Gas Property
            Acquisition, Exploration, and Development Activities


                                                         For the Years Ended
                                                              December 31,
                                                            1996       1995
       Acquisition of Properties
          Proved                                         $  -         $   -
          Unproved                                          -          100,000
       Exploration Costs                                    -             -
       Development Costs                                    -             -


       The Company does not have any investments accounted for by the equity method.

       (3)                Results of Operations for
                             Producing Activities


                                                          For the Year Ended
                                                              December 31,
                                                           1996        1995

       Sales                                            $ 452,183   $  205,152

       Production costs                                  (115,112)    (110,141)
       Depreciation and depletion                         (13,916)     (10,556)

       Results of operations for producing activities
        (excluding corporate overhead and interest costs)$323,155    $  84,455

                              TRANS ENERGY, INC.
                    S.F.A.S.  69  Supplemental Disclosures
                          December 31, 1996 and 1995
                                 (Unaudited)

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

       (4)               Reserve Quantity Information

                                                  Oil         BBF
                                                  BBL         MCF

       Proved developed and undeveloped reserves:

       Balance, December 31, 1994               200,485   1,457,405

         Production                              (1,103)    (89,874)
         Quantity estimates made                   (312)    422,123

       Balance, December 31, 1995               199,070   1,789,654

         Production                              (2,727)   (112,295)

       Balance, December 31, 1996               196,343   1,677,359

       Proved developed reserves:
                                                   Oil       Gas
                                                   BBL       MCF

         Beginning of the year 1995             200,485   1,457,405
         End of the year 1995                   199,070   1,789,654

         Beginning of the year 1996             199,070   1,789,654
         End of the year 1996                   196,343   1,677,359


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

                              TRANS ENERGY, INC.
                    S.F.A.S.  69  Supplemental Disclosures
                          December 31, 1996 and 1995
                                 (Unaudited)

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

       (5)            Standardized Measure of Discounted
                      Future Net Cash Flows Relating to
                         Proved Oil and Gas Reserves

                             At December 31, 1996

                                                         Trans Energy
                                                             and
                                                         Subsidiaries
       Future cash inflows                               $17,638,619
       Future production and development costs            (6,332,264)
       Future net inflows before income taxes             11,306,355
       Future income tax expense                          (3,844,161)
       Future net cash flows                               7,462,194
       10% annual discount for estimated timing of
         cash flows                                       (3,850,492)

       Standardized measure of discounted future net
         cash flows                                       $3,611,702

       Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

                             At December 31, 1995

                                                       Trans Energy
                                                           and
                                                       Subsidiaries
    Future cash inflows                                 $19,846,963
    Future production and development costs              (7,125,060)
    Future net inflows before income taxes               12,721,903
    Future income tax expense                            (4,325,447)
    Future net cash flows                                 8,396,456
    10% annual discount for estimated timing of
      cash flows                                         (4,332,571)

    Standardized measure of discounted future net
      cash flows                                         $4,063,885

    The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                                       For the Years Ended
                                                           December 31,
                                                       1996          1995

    Standardized measure, beginning of year         $4,063,885   $ 3,602,626
    Oil and gas sales, net of production costs        (452,183)     (107,818)
    Sales of mineral in place                             -             -
    Quantity estimates made                               -          569,077

    Standardized measure, end of year               $3,611,702   $ 4,063,885

                              TRANS ENERGY, INC.
                    S.F.A.S.  69  Supplemental Disclosures
                          December 31, 1996 and 1995
                                 (Unaudited)


S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

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

     This Item is not Applicable.

                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the
         Exchange Act

     The following table sets forth the names, ages, and offices held with the Company by it's directors and executive officers:

     Name                 Position       Director Since      Age
Loren E. Bagley       President, C.E.O.   August 1991         55
                       and Director
William F. Woodburn   Vice President      August 1991         55
                       and Director
John B. Sims          Director            January 1988        71

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

     William F. Woodburn has served as Vice President in charge of Operations and a director of the Company since August, 1991 and has been actively engaged in the oil and gas business in various capacities for the past fifteen years. For several years prior to 1991, Mr. Woodburn supervised the production of oil and natural gas and managed the pipeline operations of Tyler Construction Company, Inc. and Tyler Pipeline, Inc. Mr. Woodburn is a stockholder and serves as President of Tyler Construction Company, Inc., and is also a stockholder of Tyler Pipeline, Inc. which owns and operates oil and gas wells in addition to natural gas pipelines, and Ohio Valley Welding, Inc. which owns a fleet of heavy equipment that services the oil and gas industry. Prior to his involvement in the oil and gas industry, Mr. Woodburn was employed by the United States Army Corps of Engineers for twenty four years and was Resident Engineer on several construction projects. Mr. Woodburn graduated from West Virginia University with a B.S. in civil engineering.

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

Cash Compensation

     The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the years ended December 31, 1994, 1995 and 1996, to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                        Summary Compensation Table

                                               Other     All
                                               Annual   Other
Name and                                       Compen-  Compen-
Principal Position     Year  Salary     Bonus  sation   sation
Loren E. Bagley,       1996  $   -0-    $ -0-  $ -0-   $ -0-
 President, C.E.O.(1)  1995      -0-      -0-    -0-     -0-
                       1994      -0-      -0-    -0-     -0-

John B. Sims, former   1996  $   -0-    $ -0-  $ -0-   $ -0-
 President, C.E.O.(2)  1995   13,550      -0-    -0-     -0-
                       1994    5,600      -0-    -0-     -0-

     (1) Mr. Bagley served as the Company's Executive Vice President from August 1991 to September 1993, at which time he became President and C.E.O. of the Company.
     (2) Mr. Sims served as the Company's President and C.E.O. from 1988 to September 1993, and is currently a director of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth information, to the best knowledge of the Company as March 31, 1996, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group, and is adjusted to reflect the two shares for five shares reverse stock split effected by the Company on September 22, 1993.

Name and Address         Amount and Nature of           Percent
of Beneficial Owner      Beneficial Ownership         of Class(1)

Loren E. Bagley *              419,575(2)                 10.9%
210 Second Street
St. Marys, WV 26170

William F. Woodburn *          448,108(3)                 11.6%
210 Second Street
St. Marys, WV 26170

John B. Sims *                  55,228(4)                  1.4%
210 Second Street
St. Marys, WV 26170

Karla Spencer                  595,775                    15.5%
210 Second Street
St. Marys, WV 26170

Black & Company                417,334(5)                 10.8%
75 Federal Street
Boston, MA 02110

All directors and executive    922,911                    24.0%
officers as a group
(3 persons in group)

*  Director and/or executive officer

 Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1) Based upon 3,849,043 shares of common stock outstanding on April 30, 1997.
(2) Includes 125,000 shares of common stock held in the name of Carolyn S. Bagley, wife of Loren E. Bagley, over which Ms. Bagley retains voting power.
(3) Includes 200,000 shares of common stock in the name of Janet
    L. Woodburn, wife of William F. Woodburn, over which shares Ms. Woodburn retains voting power. Does not include 100,000 shares of common stock owned by Mark D. Woodburn, son of William F. Woodburn, over which shares William F. Woodburn disclaims any voting control.
(4) Includes 55,228 shares of common stock held jointly with Virginia Sims, wife of John B. Sims.
(5) Black & Company is a holding company for the benefit of those shareholders of Black Petroleum Corporation.

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

    (a) As of December 31, 1996, the Company reported several related party loans outstanding. Total loan payables as of December 31, 1996 were $605,190. Any loan made to a related party is made at the discretion of and upon approval by the Executive Committee of the Board of Directors. Of such amount, commencing February 1995 through June 1996, members of the Company's management extended an aggregate of $448,583 in loans to the Company for the purpose of providing the Company with working capital. All such loans are unsecured, are on an interest free basis and are repayable in one installment on June 15, 1998. Of the loans extended between February 1995 and June 1996, Loren E. Bagley extended an aggregate of $146,454; William F. Woodburn extended an aggregate of $168,629; and John B. Sims extended $106,376 and Dennis L. Spencer extended $27,124.

    (b) In October 1994, the Company acquired from Tyler Pipeline, Inc. 14,350 leasehold acres located in the Rose Run formation in Ohio for the total purchase price of $287,000. Tyler Pipeline, Inc. is equally owned by Loren E. Bagley and William F. Woodburn, President and Vice President of the Company, respectively. As payment for the property, the Company forgave certain receivables due from Messrs. Bagley and Woodburn in the approximate amount of $80,000 each, and the balance of $135,867 is carried on the Company's financial statements as a related party loan payable. The Company believes that the acquisition of the Rose Run leases was made on terms no less favorable to the Company than those available from unaffiliated third parties.

    (c) In connection with its acquisition of Vulcan, on July 27, 1995, the Company borrowed the sum of $150,000 from an individual, John C. Allen, and on September 1, 1995, the Company borrowed the sum of $135,000 from Marden. Neither Mr. Allen nor Marden is otherwise affiliated with the Company. Each of such sums is evidenced by a promissory note in the principal amount of the sum borrowed from the respective lenders. The principal amount owned to Mr. Allen is repayable in one installment on May 31, 1997. Interest at the rate of 12% per annum is payable monthly until the principal amount is repaid in full. The Company may prepay such note at any time prior to maturity without premium or penalty. The debt evidenced by such note is guaranteed by each of Mr. Bagley and Mr. Woodburn. In addition, the Company granted to Mr. Allen a warrant to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $2.25 per share at any time through July 27, 2000. The principal amount owned to Marden is repayable in one installment, inclusive of interest at the rate of 1.5% per month, on the then outstanding principal amount of such loan, on October 15, 1997. The Company may prepay such note at any time prior to maturity without premium or penalty. The debt evidenced by such note is secured by the pledge of 100,000 shares of the Company's Common Stock owned by Mark D. Woodburn and is guaranteed by Mr. Bagley. The foregoing notes were paid off in December 1996.

    Of the foregoing sums, $100,000 of the funds borrowed from Mr. Allen was applied to the purchase price of Vulcan and $50,000 applied to Vulcan's working capital. Of the $135,000 borrowed from Marden $50,000 was paid to PMC in consideration of the assignment by PMC to the Company of its rights to purchase the stock of Vulcan and $85,000 was applied to Vulcan's working capital.

    (d) On August 4, 1995, the Company borrowed $100,000 from Magco, Inc. Such loan is repayable in one installment of principal and interest accruing at the annual rate of 18% on June 30, 1997, and is secured pursuant to a security agreement which grants Magco, Inc. a security interest in all of the Company's right, title and interest in and to the Sistersville property. The foregoing loan was paid off in December 1996.

    (e) On December 5, 1995, the Company borrowed an additional $100,000 from John C. Allen. Such amount is repayable in one installment of principal on March 15, 1997, with interest payable monthly at the annual rate of 12%, and guaranteed by Messrs. Bagley, William F. Woodburn and Mark D. Woodburn and secured by the pledge of 125,000 shares of the Company's Common Stock owned by William F. Woodburn and his wife. The Company may prepay such note at any time prior to maturity without premium or penalty. The foregoing loan was paid off in December 1996.

    (f)  On May 7, 1996, the Company borrowed $100,000 from
William Stevenson. Such amount is repayable in one installment of principal and interest of $110,000 on November 7, 1996. Messrs.
Bagley, William F. Woodburn and John B. Sims are jointly and severally liable with the Company for the repayment of such obligation. Such obligation is secured by the pledge of 200,000 shares of Common Stock owned by Mr. Woodburns wife, Janet L.
Woodburn.

    (g) Loren E. Bagley is President of Sancho, a principal purchaser of the Company's natural gas. Mr. Bagley's wife, Carolyn
S. Bagley is a director and owner of 66 % of the outstanding capital stock of Sancho. Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index or the published Inside F.E.R.C. Index, at the Company's option, for the first 1,500 Mcf purchased per day by Hope and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for the Company there can be no assurance that prices paid by the Company to suppliers will be lower than the price which the Company would receive under the Hope arrangement. During 1995, the Company paid Sancho an aggregate of $20,407 pursuant to such 20-year contract.

    The Company also occupies approximately 4,000 square feet of office space in St. Marys, West Virginia, which it shares with its subsidiaries Tyler Construction Company, Inc. and Ritchie County Gathering Systems, Inc. These facilities are under lease by Sancho, one of the Company's principal customers, and under a verbal arrangement with Sancho, the Company occupies these facilities for no rent.

    The Company believes that the foregoing transactions with Sancho were made on terms no less favorable to the Company than those available from unaffiliated third parties.

    It is the Company's policy that any future material transactions between it and members of its management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

    (h) On July 1, 1995, the Company entered into a Consulting Agreement with Transversified Development Group, Inc. (the "Consultant") pursuant to which the Consultant provided the Company with marketing consulting services. Such services included advising the Company on investor relations, capital formation and strategic opportunities. Such arrangement was arranged in order to provide the Company's management with necessary expertise in such areas. For its services, the Consultant received monthly payments of $2,500 for twelve months which ended October 31, 1996, and reimbursement of up to $500 of expenses per month. On October 1, 1995, the Consultant also was granted an option to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $.001 per share. The Consultant has waived such option. The Consultant is not an affiliate of the Company nor does it have any ongoing relationship with the Company.

    (i) On August 18, 1995, the Company completed the placement of ten $30,000 secured promissory notes (the "Secured Notes"). The Secured Notes bore interest at the rate of 12% per annum and were secured by the Company's accounts receivable. The proceeds from the Secured Notes were used to finance certain required payments in connection with the Company's acquisition of Vulcan. Such payment, in the amount of $300,000, was made to a creditor of Vulcan and formed part of the purchase price of Vulcan. The principal and interest on the Secured Notes were repaid in full on April 1, 1996 from the proceeds of the sale of the Company's Bridge Units and the security interest was terminated of record in the State of West Virginia. None of the purchasers of such instruments is an affiliate of the Company.

    On March 21, 1996 the Company sold 24 Bridge Units, each
Bridge Unit consisting of the Company's Unsecured Note in the original principal amount of $25,000 and 12,500 Bridge Warrants, for an aggregate purchase price of $600,000. None of the purchasers of such Units is an affiliate of the Company.

    The Unsecured Notes bear interest at the rate of 12% per annum. The principal amounts and all accrued interest on the Unsecured Notes are due on the earlier of 12 months from the dates of issuance thereof or ten days after the completion of this Offering. The unsecured notes were repaid on December 23, 1996

    Of the proceeds raised through the sale of the Bridge Units, the Company applied $300,000 to repay the outstanding principal of the Secured Notes and $21,659 in payment of accrued interest to the date of repayment on the Secured Notes. Additionally, $80,000 was used to repay institutional indebtedness incurred in connection with the acquisition of Vulcan. The balance of the proceeds of such offering were used to pay a portion of the costs of this Offering and for working capital.

    (j) On December 13, 1995, the Company sold 500,000 Bridge Warrants at a price of $.01 per Bridge Warrant for an aggregate purchase price of $5,000. The net proceeds of such offering were used by the Company for working capital. None of the purchasers of such Bridge Warrants is an affiliate of the Company.

    (k) All Bridge Warrants, whether sold as part of the Company's March 1996 Bridge Financing or its private placement of Bridge Warrants completed in December 1995, entitled the holders thereof to purchase one (1) share of the Company's Common Stock per Bridge Warrant at an exercise price of $.50 per share from their date of issuance until the date the Registration Statement became effective. Had any shares of Common Stock issuable upon exercise of the Bridge Warrants been issued such shares would have been "restricted" securities within the meaning of the Act, but none had been so issued.

    (l) On March 15, 1996, PMC and its shareholders F. Worthy Walker and William J. Lynton entered into an Assignment with Nano-Tech pursuant to which PMC and Lynton transferred all of their respective interests in Vulcan to Nano-Tech, including the interest in the stock and profits of Vulcan and assigned PMC's interest in that certain Management Agreement pursuant to which PMC managed Vulcan. Mr. Walker currently is the sole officer, director and shareholder of Nano-Tech and PMC.

                                  PART V

Item 13.      Exhibits and Reports on Form 8-K

    (a)  Exhibits

Exhibit No.                    Exhibit Name

  *2.1 Stock Acquisition Agreement between the Company and Loren E. Bagley and William F. Woodburn
  *2.2   Asset Acquisition Agreement between the Company and Dennis L. Spencer
  *2.3   Asset Acquisition Agreement between the Company and Tyler Pipeline,
         Inc.
  *2.4 Stock Exchange Agreement between the Company and Ritchie County Gathering Systems, Inc.
  *2.5 Plan and Agreement of Merger between Trans Energy, Inc. (Nevada) and Apple Corp. (Idaho), to facilitate the change of the Company's corporate domicile to Nevada
 **2.6   Agreements related to acquisition of Vulcan Energy Corporation
  *3.1   Articles of Incorporation and all amendments pertaining thereto, for Apple Corp., an Idaho corporation
  *3.2   Articles of Incorporation for Trans Energy, Inc., a Nevada corporation
  *3.3   Articles of Merger for the States of Nevada and Idaho
  *3.4   By-Laws
  *4.1   Specimen Stock Certificate
 *10.1   Marketing Agreement with Sancho Oil and Gas Corporation
 *10.2   Gas Purchase Agreement with Central Trading Company
 *10.3   Price Agreement with Key Oil Company
 *21.1   Subsidiaries
  27     Financial Data Schedule
 *99.1   Reserve Estimate and Evaluation of oil and gas properties
 *99.2   Reserve Estimate and Evaluation for Dennis L. Spencer wells

 *   Previously filed as Exhibit to Form 10-SB.
**  Previously filed as Exhibit to Form 8-K dated August 7, 1995.

(b) The Company did not file any reports on Form 8-K for the three month period ended December 31, 1996.

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

Dated:  May 9, 1997


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature           Title                                   Date


                          President, C.E.O. and
                          Director                              May 9, 1997
/S/  Loren E. Bagley      Principal Financial Officer
    (Signature)
    Loren E. Bagley

                          Vice President and
                          Director                              May 9, 1997
/S/  William F. Woodburn  Chief Accounting Officer
    (Signature)
    William F. Woodburn


                                                                May 9, 1997
/S/  John B. Sims         Director
    (Signature)
    John B. Sims