Form 10KSB/A
period 1996-12-31
TRANS ENERGY INC
filed 1997-05-14
CIK 919721

MARKED TO SHOW CHANGES
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                AMENDMENT No. 1

                                    to

                                FORM 10-KSB/A
(Mark One)
     X    Annual Report Pursuant to Section 13 or 15(d) of The
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

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations

                                              For the Years Ended
                                                   December 31,
                                               1996           1995
                                                           (Restated)

OIL AND GAS SALES                           $1,231,762     $1,932,557

COSTS AND    EXPENSES
  Cost of oil and gas                          787,136      1,507,616
  Salaries and wages                           104,078        105,408
  Depreciation, depletion and amortization     165,830        127,754
  Selling, general and administrative          803,810      1,765,419

     Total Costs and Expenses                1,860,854      3,506,197

LOSS FROM CONTINUING OPERATIONS               (629,092)    (1,573,640)

OTHER INCOME (EXPENSES)
  Other income                                   4,978           -
  Interest income                                   73            444
  Interest expense                          (1,276,465)      (321,018)
  Gain (loss) on disposition of assets         (50,000)         2,046
  Bad debt expense                             (16,000)       (44,550)

     Total Other Income (Expense)           (1,337,414)      (363,078)

NET LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES AND MINORITY INTERESTS        (1,966,506)    (1,936,718)

INCOME TAXES    (Note 1)                          -              -

NET LOSS FROM CONTINUING OPERATIONS BEFORE
 MINORITY INTERESTS                         (1,966,506)    (1,936,718)

NET LOSS FROM DISCONTINUED OPERATIONS
  (Note 9)                                  (1,711,877)      (257,957)

NET LOSS BEFORE MINORITY INTERESTS          (3,678,383)    (2,194,675)

MINORITY INTERESTS                              39,393        (10,403)

NET LOSS                                   $(3,638,990)  $ (2,205,078)

NET LOSS PER SHARE
  Continuing operations                    $     (0.59)  $      (0.63)
  Discontinued operations                        (0.53)         (0.08)

                                           $     (1.12)  $      (0.71)

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

                              TRANS ENERGY, INC.
                    Consolidated Statements of Cash Flows


                                                   For the Years Ended
                                                        December 31,
                                                    1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:                           (Restated)

  Net loss                                       $(3,638,990)   $(2,205,078)
  Adjustments to Reconcile Net Loss to Cash
   Provided by Operating Activities:
    Depreciation and depletion                       165,830        228,692
    Minority interest                                (39,393)        10,403
    (Gain) loss on disposition of assets              50,000         (2,046)
    Bad debt expense                                  16,000         44,550
    Common stock issued for services                  24,000        150,000
    Common stock warrants                               -         1,340,000
    Stock options issued (cancelled) for services   (275,000)       275,000
   Loss on discontinued operations                   1,190,800         -
  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable       (73,290)       272,084
    Decrease (increase) in prepaid and other
     current assets                                  (59,601)       (13,322)
    Decrease (increase) in deposits                      355             23
    Decrease (increase) in loan acquisition costs    876,065        103,671
    Increase (decrease) in accounts payable and
     accrued expenses                                243,223       (302,768)


     Cash Provided (Used) by Operating Activities (1,520,001)       (98,791)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of subsidiary                                -          (490,000)
  Expenditures for property and equipment           (152,206)      (584,405)
  Proceeds from sale of property and equipment          -             3,000

     Cash Provided (Used) by Investing Activities $ (152,206)   $(1,071,405)

                              TRANS ENERGY, INC.
              Consolidated Statements of Cash Flows (Continued)


                                                For the Years Ended
                                                    December 31,
                                                 1996         1995
CASH FLOWS FROM FINANCING ACTIVITIES:                      (Restated)

  Proceeds from sale of common stock          $3,138,000   $     -
  Payment of deferred offering costs            (388,451)        -
  Proceeds from common stock warrants             -             5,000
  Proceeds from related party advances           204,110         -
  Principal payments on notes payable           (899,606)     (60,155)
  Proceeds from notes payable                    100,000    1,218,248

  Cash Provided (Used) by Financing Activities 2,154,053    1,163,093

NET INCREASE (DECREASE) IN CASH                  481,846       (7,103)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                 -           7,103

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                 $  481,846   $     -

CASH PAID FOR:

  Interest                                  $   184,381     $  178,769
  Income taxes                                $     -      $     -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services            $   24,000   $  150,000
  Stock options issued (cancelled)
   for services                               $ (275,000)  $  275,000
  Purchase of subsidiary for notes payable
   and assumption of debt                     $     -      $  880,000
  Conversion of debentures to equity          $   50,000   $   45,000
  Common stock warrants                       $  774,000   $1,340,000
  Extension of debentures                     $     -      $ 202,032
  Shareholder loans contributed to capital    $  250,000   $    -

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

       c. Prior Period Adjustments

       The results of operations for the year ended December 31, 1995 have been restated to correct the application of accounting principles related to the treatment of the value of additional shares pursuant to the extension of convertible debentures, the valuation of common stock issued for services rendered and the valuation of bridge warrants issued in December 1995. The effect of the related adjustment increased the net loss by $1,553,232.
       Loss per share for the year ended December 31, 1995    increased
       by $(0.51) per share.

       d. Net Loss per Share of Common Stock

       The net loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. Only primary net loss per share of common stock is disclosed in the accompanying consolidated statements of operations as fully diluted loss per share is anti-dilutive.

       e. Provision for Taxes

       At December 31, 1996, the Company had net operating loss
       carryforwards    of     approximately $6,710,000 that may be
       offset against future taxable income through 2011. No tax benefit has been reported in the consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards is offset by a valuation allowance of the same amount.

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

NOTE    10     - SUBSEQUENT EVENT

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

Dated:  May 14, 1997


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature           Title                                   Date


                          President, C.E.O. and
                          Director                              May 14, 1997
/S/  Loren E. Bagley      Principal Financial Officer
    (Signature)
    Loren E. Bagley

                          Vice President and
                          Director                              May 14, 1997
/S/  William F. Woodburn  Chief Accounting Officer
    (Signature)
    William F. Woodburn


                                                                May 14, 1997
/S/  John B. Sims         Director
    (Signature)
    John B. Sims