Form 10QSB
period 1997-03-31
TRANS ENERGY INC
filed 1997-05-23
CIK 919721

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1997

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                            Outstanding as of April 30, 1997
Common Stock, $.001 par value                        3,849,043


                             TABLE OF CONTENTS

Heading                                                   Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

          Consolidated Balance Sheets -- March 31,
          1997 and December 31, 1996 . . . . . . . . . .    2

          Consolidated Statements of Operations -- three
          months ended March 31, 1997 and 1996 . . . . .    4

          Consolidated Statements of Stockholders'
          Equity . . . . . . . . . . . . . . . . . . . .    6

          Consolidated Statements of Cash Flows --
          three months ended March 31, 1997 and 1996 . .    7

          Notes to Consolidated Financial Statements . .    9

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . .   10

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   12

Item 2.   Changes In Securities. . . . . . . . . . . . .   12

Item 3.   Defaults Upon Senior Securities. . . . . . . .   13

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . .   13

Item 5.   Other Information. . . . . . . . . . . . . . .   13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   13

          SIGNATURES . . . . . . . . . . . . . . . . . .   14

                                  PART I

Item 1.   Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended March 31, 1997 and December 31, 1996, have been prepared by the Company.











                            TRANS ENERGY, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                   March 31, 1997 and December 31, 1996

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheets


                                  ASSETS

                                        March 31,    December 31,
                                           1997          1996
                                       (Unaudited)
CURRENT ASSETS

  Cash                                  $1,187,038  $  481,846
  Accounts receivable                      157,844     235,757
  Prepaid                                   59,601      59,601

     Total Current Assets                1,404,483     777,204

PROPERTY AND EQUIPMENT

  Office equipment                             318        -
  Vehicles                                  48,382      44,552
  Machinery and equipment                   62,206      62,206
  Pipeline                               2,192,001   2,192,001
  Well equipment                           374,972     358,471
  Wells                                  3,214,527   3,177,416
  Leasehold acreage                        263,500     263,500
  Accumulated depreciation              (1,401,470) (1,381,129)

     Total Fixed Assets                  4,754,436   4,717,017

OTHER ASSETS

  Loan acquisition costs                   222,959       6,122

     Total Other Assets                    222,959       6,122

     TOTAL ASSETS                       $6,381,878  $5,500,343

                            TRANS ENERGY, INC.
                  Consolidated Balance Sheets (Continued)


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                        March 31,   December 31,
                                           1997        1996
                                        (Unaudited)
CURRENT LIABILITIES

  Accounts payable - trade              $  582,710  $  685,711
  Accrued expenses                          20,231      29,385
  Notes payable - current portion          605,250     645,348

     Total Current Liabilities           1,208,191   1,360,444

NET LIABILITIES IN EXCESS OF ASSETS OF
 DISCONTINUED OPERATIONS                   602,074     668,717

LONG-TERM LIABILITIES

  Convertible debt (Note 2)              1,430,000        -
  Advances from related parties            296,611     605,190
  Notes payable                            646,246     646,246

     Total Long-Term Liabilities         2,372,857   1,251,436

     Total Liabilities                   4,183,122   3,280,597

COMMITMENTS AND CONTINGENCIES                 -           -

MINORITY INTERESTS                            -           -

STOCKHOLDERS' EQUITY

  Common Stock:  30,000,000 shares
   authorized at $0.001 par value;
   3,824,043 shares issued and
   outstanding                               3,824       3,824
  Capital in excess of par value         8,926,633   8,926,633
  Accumulated deficit                   (6,731,701) (6,710,711)

     Total Stockholders' Equity          2,198,756   2,219,746

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                            $6,381,878  $5,500,343

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations
                                (Unaudited)

                                           For the Three Months
                                              Ended March 31,
                                              1997      1996
REVENUES

  Oil and gas sales                         $270,716  $279,020

    Total Revenues                           270,716   279,020

COSTS AND EXPENSES

  Cost of oil and gas                         91,170   174,629
  Salaries and wages                          30,751    28,376
  Depreciation and amortization               33,564    34,668
  Selling, general and administrative        101,551    78,989

    Total Costs and Expenses                 257,036   316,662

     Net Income (Loss) from Operations        13,680   (37,642)

OTHER INCOME (EXPENSE)

  Interest income                              1,645      -
  Interest expense                           (36,315) (155,224)

    Total Other Income (Expense)             (34,670) (155,224)

NET INCOME (LOSS) BEFORE INCOME
 TAXES AND MINORITY INTERESTS AND
 EXTRAORDINARY INCOME (LOSS)                 (20,990) (192,866)

INCOME TAXES                                    -         -

NET INCOME (LOSS) BEFORE MINORITY
 INTERESTS AND EXTRAORDINARY INCOME (LOSS)   (20,990) (192,866)

MINORITY INTERESTS                              -       15,960

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME (LOSS) AND
 DISCONTINUED OPERATIONS                     (20,990) (176,906)

LOSS FROM DISCONTINUED OPERATIONS               -     (195,611)

NET INCOME (LOSS) BEFORE EXTRAORDINARY
 INCOME (LOSS)                               (20,990) (372,517)

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations
                                (Unaudited)

                                           For the Three Months
                                              Ended March 31,
                                            1997          1996

EXTRAORDINARY INCOME (LOSS)

  Forgiveness of debt                     $    -       $  20,000
  Early payoff of debt                         -         (10,444)

     TOTAL EXTRAORDINARY INCOME (LOSS)         -           9,556

NET INCOME (LOSS)                         $ (20,990)   $(362,961)

PRIMARY EARNINGS (LOSS) PER SHARE

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME                     $   (0.01)   $   (0.11)

EXTRAORDINARY INCOME                           -             NIL

NET INCOME (LOSS)                         $   (0.01)   $   (0.11)

FULLY DILUTED EARNINGS
 (LOSS) PER SHARE

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME                     $   (0.00)   $   (0.11)

EXTRAORDINARY INCOME                           -             NIL

NET INCOME (LOSS)                         $   (0.00)   $   (0.11)

                             TRANS ENERGY, INC.
              Consolidated Statements of Stockholders' Equity

                                                        Capital in
                                      Common Shares      Excess of  Accumulated
                                   Shares      Amount    Par Value    Deficit

Balance, December 31, 1995       3,174,122   $   3,174  $5,629,734  $(3,071,721)

Common stock issued for
 debenture at $0.90 per share       55,555          56      49,944         -

Common stock issued for
 services at $2.67 per share         9,000           9      23,991         -

Common stock warrants issued          -           -        774,000         -

Cancellation of common stock
 options issued services              -           -       (275,000)        -

Shareholder loans contributed
 to capital                           -           -        250,000         -

Issuance of common stock for
 cash at $5.36 per share           585,366         585   3,137,415         -

Common stock offering costs           -           -       (663,451)        -

Net loss for the year ended
 December 31, 1996                    -           -           -      (3,638,990)

Balance, December 31, 1996       3,824,043       3,824   8,926,633   (6,710,711)

Net loss for the three months
 ended March 31, 1997 (Unaudited)     -           -           -         (20,990)

Balance, March 31, 1997
 (Unaudited)                     3,824,043    $  3,824  $8,926,633  $(6,731,701)

                              TRANS ENERGY, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                 For the Three Months
                                                    Ended March 31,
                                                     1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                               $(20,990) $(362,961)
  Adjustments to Reconcile Net Income to Cash
   Provided by Operating Activities:
    Depreciation, depletion and amortization        33,564   163,948
    Minority interest                                 -      (15,960)
    Common stock issued for services                  -       24,000
  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable      77,913   (91,047)
    Decrease (increase) in inventory                  -      (24,805)
    Decrease (increase) in deposits                   -         (136)
    Decrease (increase) in loan acquisition costs     -      (19,413)
    Increase (decrease) in accounts payable
      and accrued expenses                        (103,001)  179,453
    Increase (decrease) in interest payable         (9,154)  (13,357)

      Cash Provided (Used) by Operating Activities (21,668) (160,278)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for property and equipment          (70,520)  (22,732)

     Cash Provided (Used) by Investing Activities $(70,520) $(22,732)

                              TRANS ENERGY, INC.
              Consolidated Statements of Cash Flows (Continued)
                                 (Unaudited)

                                                   For the Three Months
                                                      Ended March 31,
                                                    1997          1996

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term debt                  $ 1,212,700  $  337,379
  Repayment to related parties                     (308,579)       (438)
  Borrowings from related parties                      -         38,415
  Principal payments on long-term debt             (106,741)   (154,325)

      Cash Provided (Used) by Financing Activities  797,380     221,031

NET INCREASE (DECREASE) IN CASH                     705,192      38,021

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               481,846        -

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                 $ 1,187,038  $   38,021

CASH PAID FOR:

  Interest                                      $    36,315  $   75,717
  Income taxes                                  $      -     $     -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services              $      -     $   24,000
  Conversion of debentures to equity            $      -     $   50,000
  Warrants issued for loan acquisition costs    $      -     $  774,000

                              TRANS ENERGY, INC.
               Notes to the Consolidated Financial Statements
                     March 31, 1997 and December 31, 1996


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited consolidated financial statements. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE DEBENTURES

       In March 1997, the Company completed an offering of $1,430,000 of convertible debentures. The Company received net proceeds of $1,212,700 after the costs of the offering. The costs of the offering will be amortized over the life of the loan. The convertible debentures bear interest at 8% per annum, payable on a prorata basis at the earlier of the conversion date or the maturity date (March 25, 2000). The convertible debentures are convertible to common stock at the lesser of 80% of the 5 day average daily closing bid price for the 5 trading days immediately preceding the closing date or 75% of the 5 day average daily closing bid price for the 5 trading days immediately preceding the applicable conversion date. The debentures are subject to a mandatory 36 months conversion feature at the end of which all debentures outstanding will be automatically converted upon the terms above.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three month periods ended March 31, 1997 and 1996. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                                Three Months Ended
                                                    March 31,
                                               1997          1996
                                                   (Unaudited)
     Total revenues. . . . . . . . . . . .      100%         100%
     Total costs and expenses. . . . . .         95          113
     Other income (expense). . . . . . . .      (13)         (56)
     Net (loss) before income taxes,
      minority interest and extraordinary
      income (loss). . . . . . . . . . . .       (8)         (69)
     Income taxes. . . . . . . . . . . . .        -            -
     Minority interest . . . . . . . . . .        -            6
     Net (loss) before extraordinary
      income and discontinued operations .       (8)         (63)
     Loss from discontinued Operations . .        -          (70)
     Extraordinary income. . . . . . . . .        -            3
     Net income (loss) . . . . . . . . . .       (8)        (130)

Results of Operations

    Total revenues for the three months ended March 31, 1997 ("first quarter of 1997") decreased 3% when compared with the three months ended March 31, 1996 ("first quarter of 1996"). This decrease is attributed to the Company's decision not to purchase gas from its suppliers at a price higher than management believed it could profitably resell the gas, and was partially offset by higher volumes of oil and gas produced from Company-owned wells. Total costs and expenses as a percentage of total revenues decreased from 113% in the first quarter of 1996 to 95% for the first quarter of 1997, and actual costs and expenses for the first quarter of 1997 decreased 19% compared to the 1996 period. This decrease is primarily attributed to the 48% decrease in cost of oil and gas produced due to the Company's decision not to purchase higher-priced gas from its suppliers. Salaries and wages increased $2,375 (8%) to $30,7551 in the first quarter of 1997 compared to the first quarter of 1996. Depreciation and depletion decreased $1,104 (3%) to $33,564 in the first quarter of 1997 compared to the first quarter of 1996. Selling, general and administrative expenses increased $22,562 (29%) to $101,551 in the first quarter of 1997 compared to the first quarter of 1996. Interest expense decreased $118,909 (77%) to $36,315 for the first quarter of 1997 due to decreased borrowings and the 1996 issuance of additional shares of common stock to Debenture holders for consideration for extending the due date of the debentures.

    The Company's minority interests changed from $15,960 for the first quarter of 1996 to $0 for the first quarter of 1997. The Company's net loss for the first quarter of 1997 was $20,990 compared to $372,517 for the first quarter of 1996. This decrease in the Company's net loss is attributed primarily to the 77% decrease in interest expense and the discontinued operations of Vulcan Energy Corporation as of December 31, 1996

    For the remainder of fiscal year 1997, management expects salaries and wages to increase and other general and administrative expenses to remain at approximately the same rate as for the first quarter of 1997. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 1997.

Net Operating Losses

    The Company has accumulated approximately $6,731,701 of net operating loss carryforwards as of March 31, 1997, which may be offset against future taxable income through the year 2011 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the period ended March 31, 1997 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at March 31, 1997 of $196,292 increased from a negative $583,240 at December 31, 1996. This change is primarily attributed to the increase in cash from $481,846 at December 31, 1996 to $1,187,038 at March 31, 1997. The increase in cash is due to the Company realizing $1,430,000 from the issuance of convertible debentures and was partially offset by a reduction in accounts receivable from $235,757 to $157,844. The Company anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations.

    As of March 31, 1997, the Company had total assets of $6,381,878 and total stockholders' equity of $2,198,756, compared to total assets of $5,500,343 and total stockholders' equity of $2,219,746 at December 31, 1996. This represents a $881,535
(16%)increase in total assets and a $20,990 (1%) increase in total stockholders equity for the period. For this same period, cash increased from $481,846 to $1,187,038 and total current assets increased 81% due to increased cash. Total current liabilities decreased 11% primarily attributed to a decrease in the Company's accounts payable.

    At March 31, 1997, the Company's current portion of its long term debt was $605,250. In 1996, certain outstanding convertible debentures having a face value of $50,000 plus accrued interest were converted into common stock. The Company currently anticipates that it will be able to provide for its debt obligations and repayments coming due during the remainder of 1997 from operating revenues generated by the Company.

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

    Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its debt obligations and to provide for working capital needs from operating revenues, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                                  PART II

Item 1.  Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

    On April 16, 1997, the Company filed a report on Form 8-K disclosing the sale of 8% Cumulative Convertible Debentures due March 25, 2000 in reliance upon the exemption from registration provided by Rules 901 through 904, inclusive ("Regulation S"), under the Securities Act of 1933, as amended.

                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRANS ENERGY, INC.



Date:  May 23, 1997                    By   Loren E. Bagley
                                             (Signature)
                                       LOREN E. BAGLEY, President
                                       and Chief Executive Officer
                                       (Chief Financial Officer)




Date:  May 23, 1997                    By   William F. Woodburn
                                               (Signature)
                                       William F. Woodburn, Vice
                                       President and Director
                                       (Principal Accounting Officer)