Form 10QSB
period 1997-06-30
TRANS ENERGY INC
filed 1997-08-26
CIK 919721

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended June 30, 1997

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                             Outstanding as of June 30, 1997
Common Stock, $.001 par value                        4,379,883






                             TABLE OF CONTENTS

Heading                                                   Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

          Consolidated Balance Sheets -- June 30,
            1997 and December 31, 1996 . . . . . . . . .    2

          Consolidated Statements of Operations -- three
            and six months ended June 30, 1997 and 1996.    4

          Consolidated Statements of Stockholders'
            Equity . . . . . . . . . . . . . . . . . . .    6

          Consolidated Statements of Cash Flows --
            three and six months ended June 30, 1997
            and 1996 . . . . . . . . . . . . . . . . . .    7

          Notes to Consolidated Financial Statements . .    9

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . .   10

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   12

Item 2.   Changes In Securities. . . . . . . . . . . . .   13

Item 3.   Defaults Upon Senior Securities. . . . . . . .   13

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . .   13

Item 5.   Other Information. . . . . . . . . . . . . . .   13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   14

          SIGNATURES . . . . . . . . . . . . . . . . . .   15

                                  PART I

Item 1.   Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended June 30, 1997 and December 31, 1996, have been prepared by the Company.











                            TRANS ENERGY, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                    June 30, 1997 and December 31, 1996

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheets


                                  ASSETS

                                        June 30,     December 31,
                                        1997             1996
                                        (Unaudited)
CURRENT ASSETS

  Cash                                  $  483,449  $  481,846
  Accounts receivable                      174,520     235,757
  Prepaid expenses                          -           59,601

     Total Current Assets                  657,969     777,204

PROPERTY AND EQUIPMENT

  Office equipment                             318      -
  Vehicles                                 103,354      44,552
  Machinery and equipment                   62,206      62,206
  Pipeline                               2,192,001   2,192,001
  Well equipment                           374,972     358,471
  Wells                                  3,887,371   3,177,416
  Leasehold acreage                        263,500     263,500
  Accumulated depreciation              (1,420,272) (1,381,129)

     Total Fixed Assets                  5,463,450   4,717,017

OTHER ASSETS

  Loan acquisition costs                    98,973       6,122

     Total Other Assets                     98,973       6,122

     TOTAL ASSETS                       $6,220,392  $5,500,343

                            TRANS ENERGY, INC.
                  Consolidated Balance Sheets (Continued)


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                        June 30,     December 31,
                                        1997            1996
                                        (Unaudited)
CURRENT LIABILITIES

  Accounts payable - trade              $  957,158  $  685,711
  Accrued expenses                         244,666      29,385
  Notes payable - current portion          657,927     645,348

     Total Current Liabilities           1,859,751   1,360,444

NET LIABILITIES IN EXCESS OF ASSETS OF
 DISCONTINUED OPERATIONS                   602,074     668,717

LONG-TERM LIABILITIES

  Convertible debt (Note 2)                930,000      -
  Advances from related parties            194,649     605,190
  Notes payable                            646,246     646,246

     Total Long-Term Liabilities         1,770,895   1,251,436

     Total Liabilities                   4,232,720   3,280,597

COMMITMENTS AND CONTINGENCIES               -           -

MINORITY INTERESTS                          -           -

STOCKHOLDERS' EQUITY

  Common Stock:  30,000,000 shares
   authorized at $0.001 par value;
   4,379,883 and 3,824,043 shares
   issued and outstanding, respectively      4,380       3,824
  Capital in excess of par value         9,597,952   8,926,633
  Accumulated deficit                   (7,614,660) (6,710,711)

     Total Stockholders' Equity          1,987,672   2,219,746

     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY           $ 6,220,392 $ 5,500,343

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations
                                (Unaudited)

                                  For the Six Months        For the Three Months
                                     Ended June 30,            Ended June 30,
                                   1997         1996         1997         1996
REVENUES

  Oil and gas sales           $  543,550   $  627,118   $  272,834   $  348,098

    Total Revenues               543,550      627,118      272,834      348,098

COSTS AND EXPENSES

  Cost of oil and gas            248,265      401,899      157,095      227,270
  Salaries and wages             130,386       56,747       99,635       28,371
  Depreciation and amortization  176,352       74,286      142,788       39,618
  Selling, general and
    administrative               621,484      195,855      519,933      116,866

    Total Costs and Expenses   1,176,487      728,787      919,451      412,125

     Net Income (Loss) from
       Operations               (632,937)    (101,669)    (646,617)     (64,027)

OTHER INCOME (EXPENSE)

  Bad debt expense              (100,000)      -          (100,000)       -
  Interest income                 10,155       -             8,510        -
  Interest expense              (181,167     (407,878)    (144,852)    (252,654)

    Total Other Income (Expense)(271,012)    (407,878)    (236,342)    (252,654)

NET INCOME (LOSS) BEFORE INCOME
 TAXES AND  AND MINORITY INTERESTS
 AND EXTRAORDINARY
 INCOME (LOSS)                  (903,949)    (509,547)    (882,959)    (316,681)

INCOME TAXES                      -            -            -            -

NET INCOME (LOSS) BEFORE MINORITY
 INTERESTS AND EXTRAORDINARY
  INCOME (LOSS)                (903,949)     (509,547)    (882,959)    (316,681)

MINORITY INTERESTS               -             15,960       -            -

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME (LOSS)
 AND DISCONTINUED OPERATIONS    (903,949)    (493,587)    (882,959)    (316,681)

LOSS FROM DISCONTINUED
 OPERATIONS                       -          (164,450)      -            31,161

NET INCOME (LOSS) BEFORE EXTRA-
ORDINARY  INCOME (LOSS)       $ (903,949)  $ (658,037)   $(882,959)  $ (285,520)

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations
                                (Unaudited)


                                 For the Six Months       For the Three Months
                                   Ended June 30,             Ended June 30,
                                 1997        1996           1997         1996
EXTRAORDINARY INCOME (LOSS)

  Forgiveness of debt         $   -          $20,000     $    -       $  -
 Early payoff of debt             -          (10,444)         -          -

      TOTAL EXTRAORDINARY
        INCOME (LOSS)             -            9,556          -       $  -

NET INCOME (LOSS)             $ (903,949) $ (648,481)    $  (882,959) $(285,520)

PRIMARY EARNINGS (LOSS)
  PER SHARE

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME         $    (0.22) $    (0.20)    $     (0.21) $   (0.09)

EXTRAORDINARY INCOME             -               NIL         -              NIL

NET INCOME (LOSS)             $    (0.22) $    (0.20)    $     (0.21) $   (0.09)

FULLY DILUTED EARNINGS
  (LOSS) PER SHARE

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME         $    (0.22) $    (0.20)    $     (0.22) $   (0.09)

EXTRAORDINARY INCOME             -               NIL        -              NIL

NET INCOME (LOSS)             $    (0.22) $    (0.20)    $     (0.22) $   (0.09)

                             TRANS ENERGY, INC.
              Consolidated Statements of Stockholders' Equity

                                                       Capital in
                                    Common Shares       Excess of    Accumulated
                                  Shares     Amount     Par Value      Deficit
Balance, December 31, 1995      3,174,122  $   3,174  $ 5,629,734  $ (3,071,721)

Common stock issued for
 debenture at $0.90 per share      55,555         56       49,944         -

Common stock issued for
 services at $2.67 per share        9,000          9       23,991         -

Common stock warrants issued        -          -          774,000         -

Cancellation of common stock
 options issued services            -          -         (275,000)        -

Shareholder loans contributed
 to capital                         -          -          250,000         -

Issuance of common stock for
 cash at $5.36 per share          585,366        585    3,137,415         -

Common stock offering costs         -          -         (663,451)        -

Net loss for the year ended
 December 31, 1996                  -          -           -         (3,638,990)

Balance, December 31, 1996      3,824,043      3,824   8,926,633     (6,710,711)

Issuance of common stock for
 services at $2.75 per share
 (unaudited)                       25,000         25      68,725          -

Issuance of common stock for
 services at $1.38 per share
 (unaudited)                       75,000         75     103,050          -

Conversion of debenture to common
 stock at $1.10 per share
 (unaudited)                      455,840        456     499,544          -

Net loss for the six months
 ended June 30, 1997 (Unaudited)   -           -           -           (903,949)

Balance, June 30, 1997
 (Unaudited)                   4,379,883    $  4,380  $9,597,952   $ (7,614,660)

                              TRANS ENERGY, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                   For the Six Months    For the Three Months
                                     Ended June 30,          Ended June 30,
                                   1997        1996        1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)             $ (903,949)  $ (648,481)  $ (882,959)  $ (285,520)
Adjustments to Reconcile Net
 Income to Cash Provided by
 Operating Activities:
   Depreciation, depletion and
    amortization                 176,352      306,364      142,788      142,416
   Minority interest               -          (39,355)       -          (23,395)
   Common stock issued for
    services                     171,875       24,000      171,875        -
Changes in Operating Assets and Liabilities:
   Decrease (increase) in
    accounts receivable           61,237      (13,001)     (16,676)      78,046
   Decrease (increase) in
    inventory                      -         (314,559)       -         (289,754)
   Decrease (increase) in prepared
    expenses                      59,601         (136)      59,601        -
   Decrease (increase) in loan
    acquisition costs              -          174,087        -          193,500
   Increase (decrease) in accounts
    payable and accrued expenses 495,882      177,384      598,883       (2,069)
   Increase (decrease) in interest
    payable                       (9,154)     (22,821)       -           (9,464)

     Cash Provided (Used) by
      Operating Activities        51,844     (356,518)      73,512     (196,240)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Expenditures for property and
    equipment                   (798,336)     (38,339)    (727,816)     (15,607)

     Cash Provided (Used) by
        Investing Activities  $ (798,336)  $  (38,339)   $(727,816)  $  (15,607)

                              TRANS ENERGY, INC.
              Consolidated Statements of Cash Flows (Continued)
                                 (Unaudited)

                                    For the Six Months    For the Three Months
                                      Ended June 30,         Ended June 30,
                                      1997     1996         1997        1996

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of stock offering costs  $    -      $ (39,500)  $   -       $  (39,500)
Borrowings of long-term debt      1,312,700    551,310     100,000      213,931
Repayment to related parties       (410,541)    14,872    (101,962)      15,310
Borrowings from related parties       -         88,315       -           49,900
Principal payments on long-term
 debt                              (154,064)  (201,105)    (47,323)     (46,780)

     Cash Provided (Used) by
       Financing Activities         748,095    413,892     (49,285)     192,861

NET INCREASE (DECREASE) IN CASH       1,603     19,035    (703,589)     (18,986)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD              481,846      -       1,187,038       38,021

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                  $ 483,449 $   19,035 $   483,449   $   19,035

CASH PAID FOR:

   Interest                      $  181,167 $  168,356 $   144,852   $   92,639
   Income taxes                  $    -     $    -     $     -       $    -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for
    services                     $  171,875 $   24,000 $   171,875   $    -
   Conversion of debentures to
    equity                       $  500,000 $   50,000 $   500,000   $    -
   Warrants issued for loan
     acquisition costs           $    -     $  774,000 $     -       $    -

                              TRANS ENERGY, INC.
               Notes to the Consolidated Financial Statements
                     June 30, 1997 and December 31, 1996


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited consolidated financial statements. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

       During the three months ended June 30, 1997, $500,000 of the convertible debentures were converted to 455,840 shares of common stock. Accordingly, the related loan fees were expensed in the period then ended.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three month and six month periods ended June 30, 1997 and 1996. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                          Three Months Ended     Six Months Ended
                                June 30,             June 30,
                          1997           1996    1997       1996
                             (Unaudited)            (Unaudited)
Total revenues . . . . .   100%          100%    100%        100%
Total costs and expenses . 337           118     216         116
Other income (expense) .   (87)          (73)    (50)        (65)
Net (loss) before income
  taxes, minority interest
  and extraordinary income
  (loss) . . . . . . . .  (324)          (91)   (166)        (81)
Income taxes . . . . . .     -             -       -           -
Minority interest. . . .     -             -       -           3
Net (loss) before
  extraordinary income
  (loss) and discontinued
  operations . . . . . .  (324)          (91)   (166)        (79)
Loss from discontinued
  operations . . . . . .     -             9       -         (26)
Extraordinary income . .     -             -       -           2
Net income (loss). . . .  (324)          (82)   (166)       (103)


Results of Operations

    Total Revenues for the three month period ended June 30, 1997 ("second quarter of 1997") and the six month period ended June 30, 1997 ("first half of 1997) decreased 21% and 13%, respectively, when compared to the corresponding 1996 periods. This decrease is attributed to the Company's continuing decision not to purchase gas from its suppliers at a price higher than management believed it could profitably resell the gas, and was partially offset by higher prices and higher volumes of oil and gas produced from Company owned wells. Total costs and expenses as a percentage of total revenues increased from 118% in the second quarter of 1996 to 337% for the second quarter of 1997, and from 116% for the first half of 1996 to 216% for the first half of 1997. Total costs and expenses for the second quarter of 1997 increased 123% compared to the corresponding 1996 period and increased 61% for the first half of 1997, compared to the 1996 period. This increase is primarily attributed to the 217% increase in selling, general and administrative costs which was partially offset by a 39% decrease in the cost of oil and gas due to the Company's decision not to purchase higher priced gas from its suppliers. Salaries and wages increased 251% to $99,635 for the second quarter of 1997 and increased 130% for the first half of 1997, compared to the corresponding 1996 periods. Depreciation and depletion increased 260% in the second quarter of 1997 and increased 137% for the first half of 1997 compared to the same periods in 1996. Selling, general and administrative expenses increased 345% to $519,933 in the second quarter of 1997 and increased 217% for the first six half of 1997 compared to the same periods in 1996. Interest expense decreased 43% to $144,852 for the second quarter of 1997 and decreased 56% for the first half of 1997 due to decreased borrowings and the 1996 issuance of additional shares of common stock to debenture holders in consideration for extending the due date of the debentures.

    The Company's minority interests of $0 for the second quarter of 1997 was unchanged form the second quarter of 1996. The Company's net loss was $882,959 for the second quarter of 1997 and $903,949 for the first half of 1997 compared to losses of $285,520 and $648,481 for the respective periods in 1996. The Company's larger net loss in the second quarter of 1997 when compared to the same period in 1996, is attributed to the $403,067 (345%) increase in Selling, General and Administrative costs due to the Company issuing stock for services rendered to the Company, a $71,264 increase in salaries and wages, and a $100,000 uncollectible loan provision.

    For the remainder of fiscal year 1997, management expects salaries and wages to increase and other general and administrative expenses to remain at approximately the same rate as for the second quarter of 1997. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas generally, and management anticipates that revenues are likely to increase during the remainder of 1997.

Net Operating Losses

    The Company has accumulated approximately $7,614,660 of net operating loss carryforwards as of June 30, 1997, which may be offset against future taxable income through the year 2011 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the period ended June 30, 1997 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at June 30, 1997 of a negative $1,201,782 decreased from a negative $583,240 at December 31, 1996. This change is primarily attributed to the increase in accounts payable from $685,711 at December 31, 1996 to $957,158 at June 30, 1997, and the
increase in accrued expenses from $29,385 at December 31, 1996 to $244,666 at June 30, 1997. The Company anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations.

    As of June 30, 1997, the Company had total assets of $6,220,392 and total stockholders equity of $1,987,672 compared to total assets of $5,500,343 and total stockholders equity of $2,219,746 at December 31, 1996. This represents a $720,049 (13%)
increase in total assets and a $232,074 (10%) decrease in total stockholders equity for the period. For this same period, cash increased from $481,846 to $483,449 and total current assets decreased 15% due to the decrease in accounts receivable. Total current liabilities increased 37% primarily attributed to an increase in the Company's accounts payable and accrued expenses.

    At June 30, 1997, the Company's current portion of its long term debt was $657,927. In 1996, certain outstanding convertible debentures having a face value of $50,000 plus accrued interest were convened into common stock. In 1997, convertible debentures with a face value of $500,000 were converted into common stock.
The Company currently anticipates that it will be able to provide for its debt obligations and repayments coming due during the remainder of 1997 from operating revenues generated by the Company.

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

    On December 30, 1996, a complaint entitled R&K Oil Company, Inc. vs. Trans Energy, Inc. was filed in the United States District Court, Western District of Texas, Midland/Odessa Division
(# MO96CA197). The complaint alleges that the Company owes R&K Oil Company, Inc. $131,978 as a result of business transacted by the Company's subsidiary, Vulcan Energy Corporation. The complaint was dismissed June 3, 1997.

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

    On May 14, 1997, a complaint entitled R&K Oil Company, Inc.
vs. Vulcan Energy Corporation and Trans Energy, Inc. was filed in District Court, Andrews County, Texas, 109th Judicial District (File #14,430). The complaint alleges that the Company owes R&K Oil Company, Inc. $126,978 as a result of business transacted by the Company's subsidiary, Vulcan Energy Corporation. The complaint also seeks $500,000 for breach of contract. The Company denies all allegations and management believes that the results of the proceedings will not have a materially adverse affect on the Company.


Item 2.  Changes In Securities

    During the second quarter of 1997, the Company issued 25,000 shares of its common stock valued at $2.75 per share and 75,000 shares valued at $1.38 per shares to individuals for services rendered to the Company. Also during the second quarter of 1997, $500,000 of the Company's 8% convertible debentures issued in March 1997 were converted into 455,840 shares of common stock. The issuances of shares for services was made in private transactions with individuals and was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The issuance of shares pursuant to the conversion of the convertible debentures was made in reliance on the exemption from registration provided by Section 3(a)(9) and Regulation S of the Act.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.







Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

    On April 16, 1997, the Company filed a report on Form 8-K disclosing the sale during the period ended March 31, 1997 of 8% Cumulative Convertible Debentures due March 25, 2000, convertible into shares of the Company's common stock, in reliance upon the exemption from registration provided by Rules 901 through 904, inclusive ("Regulation S"), under the Securities Act of 1933, as amended.

                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRANS ENERGY, INC.



Date:  August 26, 1997                 By   Loren E. Bagley
                                              (Signature)
                                       LOREN E. BAGLEY, President
                                       and Chief Executive Officer
                                       (Chief Financial Officer)




Date:  August 26, 1997                 By   William F. Woodburn
                                               (Signature)
                                       William F. Woodburn, Vice
                                       President and Director
                                       (Principal Accounting Officer)