Form 10QSB
period 1997-09-30
TRANS ENERGY INC
filed 1997-11-26
CIK 919721

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1997

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                        Outstanding as of September 30, 1997
Common Stock, $.001 par value                      5,663,215



                             TABLE OF CONTENTS

Heading                                                   Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    3

          Consolidated Balance Sheets -- September 30,
          1997 and December 31, 1996 . . . . . . . . . .    4

          Consolidated Statements of Operations --
          three months ended September 30, 1997 and
          1996, and nine months ended September 30,
          1997 and 1996. . . . . . . . . . . . . . . . .    6

          Consolidated Statements of Stockholders' Equity   8

          Consolidated Statements of Cash Flows --
          three months ended September 30,1997 and
          1996, and nine months ended September 30,
          1997 and 1996. . . . . . . . . . . . . . . . .    9

          Notes to Consolidated Financial Statements . .   11

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . .   12

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   14

Item 2.   Changes In Securities. . . . . . . . . . . . .   15

Item 3.   Defaults Upon Senior Securities. . . . . . . .   15

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . .   15

Item 5.   Other Information. . . . . . . . . . . . . . .   15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   15

          SIGNATURES . . . . . . . . . . . . . . . . . .   16

                                  PART I

Item 1.   Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended September 30, 1997 and December 31, 1996, have been prepared by the Company.











                            TRANS ENERGY, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                 September 30, 1997 and December 31, 1996

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheets


                                  ASSETS

                                      September 30, December 31,
                                           1997          1996
                                      (Unaudited)
CURRENT ASSETS

  Cash                                $     45,044  $  481,846
  Accounts receivable                      170,406     235,757
  Prepaid expenses                         172,756      59,601

     Total Current Assets                  388,206     777,204

PROPERTY AND EQUIPMENT

  Office equipment                             318        -
  Vehicles                                 103,354      44,552
  Machinery and equipment                   62,206      62,206
  Pipeline                               2,192,001   2,192,001
  Well equipment                           374,972     358,471
  Wells                                  4,000,398   3,177,416
  Leasehold acreage                        263,500     263,500
  Accumulated depreciation              (1,463,056) (1,381,129)

     Total Fixed Assets                  5,533,693   4,717,017

OTHER ASSETS

  Loan acquisition costs                      -          6,122

     Total Other Assets                       -          6,122

     TOTAL ASSETS                     $  5,921,899  $5,500,343













The accompanying notes are an integral part of these financial statements.

                            TRANS ENERGY, INC.
                  Consolidated Balance Sheets (Continued)


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                      September 30, December 31,
                                          1997          1996
                                      (Unaudited)
CURRENT LIABILITIES

  Accounts payable - trade            $  1,074,583  $  685,711
  Accrued expenses                         323,755      29,385
  Notes payable - current portion          380,013     645,348

     Total Current Liabilities           1,778,351   1,360,444

NET LIABILITIES IN EXCESS OF ASSETS OF
 DISCONTINUED OPERATIONS                   602,074     668,717

LONG-TERM LIABILITIES

  Advances from related parties             64,033     605,190
  Notes payable                            646,246     646,246

     Total Long-Term Liabilities           710,279   1,251,436

     Total Liabilities                   3,090,704   3,280,597

COMMITMENTS AND CONTINGENCIES                 -           -

MINORITY INTERESTS                            -           -

STOCKHOLDERS' EQUITY

  Common Stock:  30,000,000 shares
   authorized at $0.001 par value;
   5,663,215 and 3,824,043 shares
   issued and outstanding, respectively      5,663       3,824
  Capital in excess of par value        10,884,873   8,926,633
  Accumulated deficit                   (8,059,341) (6,710,711)

     Total Stockholders' Equity          2,831,195   2,219,746

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                          $  5,921,899  $5,500,343





The accompanying notes are an integral part of these financial statements.

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations
                                (Unaudited)

                      For the Nine Months   For the Three Months
                       Ended September 30,   Ended September 30,
                          1997       1996      1997       1996

REVENUES

  Oil and gas sales     $801,982  $ 984,380  $ 258,432   $357,262

    Total Revenues       801,982    984,380    258,432    357,262

COSTS AND EXPENSES

  Cost of oil and gas    444,312    627,823    196,047    225,924
  Salaries and wages     208,398     77,289     78,012     20,542
  Depreciation and
   amortization          219,136    114,620     42,784     40,334
  Selling, general and
    administrative       921,092    284,191    299,608     88,336

    Total Costs and
     Expenses          1,792,938  1,103,923    616,451    375,136

     Net Income (Loss)
      from Operations   (990,956)  (119,543)  (358,019)   (17,874)

OTHER INCOME (EXPENSE)

  Bad debt expense      (100,000)      -          -          -
  Interest income         10,229       -            74       -
  Interest expense      (267,903)  (722,545)   (86,736)  (314,667)

    Total Other Income
     (Expense)          (357,674)   (722,545)  (86,662)  (314,667)

NET INCOME (LOSS) BEFORE INCOME
 TAXES AND  AND MINORITY INTERESTS
 AND EXTRAORDINARY
 INCOME (LOSS)        (1,348,630)   (842,088)  (444,681) (332,541)

INCOME TAXES                -            -         -         -

NET INCOME (LOSS) BEFORE MINORITY
 INTERESTS AND EXTRAORDINARY
  INCOME (LOSS)       (1,348,630)    (842,088) (444,681) (332,541)

MINORITY INTERESTS          -          15,960      -         -

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME (LOSS)
 AND DISCONTINUED
 OPERATIONS           (1,348,630)    (826,128) (444,681) (332,541)

LOSS FROM DISCONTINUED
 OPERATIONS                 -        (525,720 )    -     (361,270)

NET INCOME (LOSS)
 BEFORE EXTRAORDINARY
 NCOME (LOSS)        $(1,348,630) $(1,351,848)$(444,681)$(693,811)


The accompanying notes are an integral part of these financial statements.

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations
                                (Unaudited)

                             For the Nine Months     For the Three Months
                             Ended September 30,      Ended September 30,
                              1997         1996         1997      1996


EXTRAORDINARY INCOME (LOSS)

  Forgiveness of debt     $      -     $   20,000  $      -     $    -
  Early payoff of debt           -        (10,444)        -          -

      TOTAL EXTRAORDINARY
        INCOME (LOSS)            -          9,556         -          -

NET INCOME (LOSS)         $(1,348,630) $(1,342,292) $ (444,681) $ (693,811)

PRIMARY EARNINGS (LOSS)
  PER SHARE

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME     $     (0.31) $     (0.41) $    (0.09) $    (0.22)

EXTRAORDINARY INCOME             -             NIL        -            NIL

NET INCOME (LOSS)         $     (0.31) $     (0.41) $    (0.09)  $   (0.22)

FULLY DILUTED EARNINGS
  (LOSS) PER SHARE

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY INCOME     $     (0.31) $     (0.41) $    (0.09)  $   (0.22)

EXTRAORDINARY INCOME             -             NIL         -           NIL

NET INCOME (LOSS)         $     (0.31) $     (0.41) $    (0.09)  $   (0.22)






















The accompanying notes are an integral part of these financial statements.

                             TRANS ENERGY, INC.
              Consolidated Statements of Stockholders' Equity

                                                       Capital in
                                  Common Shares        Excess of    Accumulated
                               Shares       Amount     Par Value      Deficit

Balance, December 31, 1995    3,174,122   $    3,174   $5,629,734  $(3,071,721)

Common stock issued for
 debenture at $0.90 per share    55,555           56       49,944         -

Common stock issued for
 services at $2.67 per share      9,000            9       23,991         -

Common stock warrants issued       -            -         774,000         -

Cancellation of common stock
 options issued services           -            -        (275,000)        -

Shareholder loans contributed
 to capital                        -            -         250,000         -

Issuance of common stock for
 cash at $5.36 per share        585,366          585    3,137,415         -

Common stock offering costs        -            -        (663,451)        -

Net loss for the year ended
 December 31, 1996                 -            -            -      (3,638,990)

Balance, December 31, 1996    3,824,043        3,824    8,926,633   (6,710,711)

Issuance of common stock for
 services at $2.75 per share
 (unaudited)                     25,000           25       68,725         -

Issuance of common stock for
 services at $1.38 per share
 (unaudited)                     75,000           75      103,050         -

Conversion of debenture to common
 stock at $1.10 per share
 (unaudited)                    455,840          456      499,544         -

Conversion of debenture to
 common stock $9.90 per share
 (unaudited)                  1,033,332        1,033      967,171         -

Issuance of common stock for
 services to the Company at
 $1.28 per share (unaudited)    250,000          250      319,750         -

Net loss for the nine months
 ended September 30, 1997
 (unaudited)                       -            -            -      (1,348,630)

Balance, September 30, 1997
 (Unaudited)                  5,663,215   $    5,663  $10,884,873 $ (8,059,341)



  The accompanying notes are an integral part of these financial statements.

                              TRANS ENERGY, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                               For the Nine Months       For the Three Months
                               Ended September 30,        Ended September 30,
                                 1997       1996           1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)           $(1,348,630) $(1,342,292) $  (444,681) $  (693,811)
Adjustments to Reconcile Net
 Income to Cash Provided by
 Operating Activities:
   Depreciation, depletion
    and amortization            219,136      371,129       42,784       64,765
   Minority interest               -         (39,393)        -              38
   Common stock issued for
    services                    421,875       24,000      250,000          -
Changes in Operating Assets
  and Liabilities:
   Decrease (increase) in
    accounts receivable          65,351       22,439        4,114       35,440
   Decrease (increase) in
    inventory                      -           9,351         -         323,910
   Decrease (increase) in
    prepaid expenses           (113,155)        (136)    (172,756)        -
   Decrease (increase) in loan
    acquisition costs            98,973      367,587       98,973      193,500
   Increase (decrease) in
    accounts payable
    and accrued expenses        692,396      484,862      196,514      307,401
   Increase (decrease) in
    interest payable             (9,154)     (13,357)        -           9,464

     Cash Provided (Used) by
      Operating Activities      (26,792)    (115,810)     (25,052)     240,707

CASH FLOWS FROM INVESTING ACTIVITIES:

   Expenditures for property and
    equipment                  (911,363)     (82,508)    (113,027)    (44,169)

     Cash Provided (Used) by
        Investing Activities $ (911,363)  $  (82,508) $  (113,027)  $ (44,169)




















  The accompanying notes are an integral part of these financial statements.

                              TRANS ENERGY, INC.
              Consolidated Statements of Cash Flows (Continued)
                                 (Unaudited)

                                  For the Nine Months    For the Three Months
                                  Ended September 30,     Ended September 30,
                                    1997       1996        1997        1996

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of stock offering costs  $     -     $ (71,091)  $    -     $  (31,591)
Borrowings of long-term debt      1,312,700    551,309        -           -
Repayment to related parties       (410,541)    13,559        -         (1,313)
Borrowings from related parties        -       200,135        -        111,820
Principal payments on
  long-term debt                   (454,390)  (343,655)   (300,326)   (142,550)

     Cash Provided (Used) by
       Financing Activities         447,769    350,257    (300,326)    (63,634)

NET INCREASE (DECREASE) IN CASH    (436,802)   151,939    (438,405)    132,904

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD              481,846       -        483,449      19,035

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                 $   45,044  $ 151,939  $   45,044    $151,937

CASH PAID FOR:

   Interest                      $  181,167  $ 260,938  $     -       $ 92,582
   Income taxes                  $     -     $    -     $     -       $   -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for
    services                     $  421,875  $  24,000  $  250,000    $   -
   Conversion of debt to equity  $1,538,207  $  50,000  $1,038,207    $   -
   Warrants issued for loan
     acquisition costs           $     -     $ 774,000  $     -       $   -
   Shareholder loans contributed
     to capital                  $     -     $ 250,000  $     -       $250,000




















  The accompanying notes are an integral part of these financial statements.

                              TRANS ENERGY, INC.
               Notes to the Consolidated Financial Statements
                   September 30, 1997 and December 31, 1996


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited consolidated financial statements. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

       During the nine months ended September 30, 1997 the convertible debentures were converted to shares of common stock.
       Accordingly, the related loan fees were expensed in the period then ended.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three month and nine month periods ended September 30, 1997 and 1996. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                          Three Months Ended     Nine Months Ended
                             September 30,       September 30,
                          1997           1996    1997        1996
                             (Unaudited)            (Unaudited)
Total revenues . . . . .   100%          100%    100%        100%
Total costs and expenses . 239           105     224         112
Other income (expense) .   (34)          (88)    (45)        (73)
Net (loss) before income
  taxes, minority interest
  and extraordinary income
  (loss) . . . . . . . .  (172)          (93)   (168)        (86)
Income taxes . . . . . .     -             -       -           -
Minority interest. . . .     -             -       -           2
Net (loss) before
  extraordinary income
  (loss) and discontinued
  operations . . . . . .  (172)          (93)   (168)        (84)
Loss from discontinued
  operations . . . . . .     -          (101)      -         (53)
Extraordinary income . .     -             -       -           1
Net income (loss). . . .  (172)         (194)   (168)       (136)


Results of Operations

    Total Revenues for the three month period ended September 30, 1997 ("third quarter of 1997") and the nine month period ended September 30, 1997 ("first nine months of 1997) decreased 28% and 19%, respectively, when compared to the corresponding 1996 periods. This decrease is attributed to the Company's continuing decision not to purchase gas from its suppliers at a price higher than management believed it could profitably resell the gas, and was partially offset by higher prices and higher volumes of oil and gas produced from Company owned wells. Total costs and expenses as a percentage of total revenues increased from 105% in the third quarter of 1996 to 239% for the third quarter of 1997, and from 112 for the first nine months of 1996 to 224% for the first nine months of 1997. Total costs and expenses for the third quarter of 1997 increased 64% compared to the corresponding 1996 period and increased 62% for the first nine months of 1997, compared to the same 1996 period. This increase is primarily attributed to the 224% increase in selling, general and administrative costs which was partially offset by a 29% decrease in the cost of oil and gas due to the Company's decision not to purchase higher priced gas from its suppliers. Salaries and wages increased 280% to $78,012 for the third quarter of 1997 and increased 170% to $208,398 for the first nine months of 1997, compared to the corresponding 1996 periods. Depreciation and depletion increased 6% in the third quarter of 1997 and increased 91% for the first nine months of 1997 compared to the same periods in 1996. Selling, general and administrative expenses increased 239% to $299,608 in the third quarter of 1997 and increased 224% to $921,092 for the first nine months of 1997 compared to the same periods in 1996. Interest expense decreased 72% to $86,736 for the third quarter of 1997 and decreased 63% to $267,903 for the first nine months of 1997 due to decreased borrowings and the 1997 issuance of additional shares of common stock to debenture holders.

    The Company's minority interests of $0 for the third quarter of 1997 was unchanged form the third quarter of 1996. The
Company's net loss was $444,681 for the third quarter of 1997 and $1,348,630 for the first nine months of 1997 compared to losses of $693,811 and $1,351,848 for the respective periods in 1996.

    For the remainder of fiscal year 1997, management expects salaries and wages to increase and other general and administrative expenses to remain at approximately the same rate as for the third quarter of 1997. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas generally, and management anticipates that revenues are likely to increase during the remainder of 1997.

Net Operating Losses

    The Company has accumulated approximately $8,059,341 of net operating loss carryforwards as of September 30, 1997, which may be offset against future taxable income through the year 2011 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the period ended September 30, 1997 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at September 30, 1997 of a negative $1,390,145 decreased from a negative $583,240 at December 31, 1996. This change is primarily attributed to the increase in accounts payable from $685,711 at December 31, 1996 to $1,074,583 at September 30,
1997, and the increase in accrued expenses from $29,385 at December 31, 1996 to $323,755 at September 30, 1997. The Company anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations.

    As of September 30, 1997, the Company had total assets of $5,921,899 and total stockholders equity of $2,831,195 compared to total assets of $5,500,343 and total stockholders equity of $2,219,746 at December 31, 1996. This represents a $421.556 (8%)
increase in total assets and a $611,449 (28%) increase in total stockholders equity for the period. For this same period, cash decreased from $481,846 to $45,044 and total current assets decreased 50% due to decreases in accounts receivable and cash. Total current liabilities increased 31% primarily attributed to an increase in the Company's accounts payable and accrued expenses.

    At September 30, 1997, the Company's current portion of its long term debt was $380,013. In 1996, certain outstanding convertible debentures having a face value of $50,000 plus accrued interest were convened into common stock. In 1997, convertible debentures with a face value of $1,430,000 were converted into common stock. The Company currently anticipates that it will be able to provide for its debt obligations and repayments coming due during the remainder of 1997 from operating revenues generated by the Company.

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

Item 2.  Changes In Securities

    During the third quarter of 1997, the Company issued 250,000 shares of its common stock, valued at $1.28 per share, to one person for services rendered to the Company. Also during the third quarter of 1997, $930,000 of the Company's 8% convertible debentures, issued in March 1997, were converted into 1,033,332 shares of common stock at $.90 per share, issued to two persons. The issuances of shares for services was made in a private transaction in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The issuance of shares pursuant to the conversion of the convertible debentures was made in reliance on the exemption from registration provided by Section 3(a)(9) and, as to the original issuance of the convertible debenture, Regulation S of the Act.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the three month period ended September 30, 1997.

                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRANS ENERGY, INC.



Date:  November 26, 1997                    By   Loren E. Bagley
                                                   (Signature)
                                       LOREN E. BAGLEY, President
                                       and Chief Executive Officer
                                       (Chief Financial Officer)




Date:  November 26, 1997                    By   William F. Woodburn
                                                     (Signature)
                                       William F. Woodburn, Vice
                                       President and Director
                                       (Principal Accounting Officer)