Form 10KSB
period 1997-12-31
TRANS ENERGY INC
filed 1998-04-15
CIK 919721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
          Annual Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

                For the Fiscal Year Ended December 31, 1997

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

     State the issuer's revenues for its most recent fiscal year.
 $ 1,115,037.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $5,180,661 (Based on price of $1.25 on April 8, 1998 and 4,144,529 shares held by non-affiliates)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                         Outstanding as of March 31, 1998

     Common Stock, Par Value
       $.001 per share                                    5,663,215

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   NONE

Transitional Small Business Disclosure Format.   Yes    No

                            TRANS ENERGY, INC.

                             TABLE OF CONTENTS

                                                           Page

                                  PART I

Item 1.   Description of Business  . . . . . . . . . .       1

Item 2.   Description of Property. . . . . . . . . . .      11

Item 3.   Legal Proceedings. . . . . . . . . . . . . .      13

Item 4.   Submission of Matter to a Vote of
          Security Holders . . . . . . . . . . . . . .      14

                                  PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . .      14

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . .      15

Item 7.   Financial Statements . . . . . . . . . . . .      17

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . .      38

                                 PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with Section 16(a)
          of the Exchange Act. . . . . . . . . . . . .      38

Item 10.  Executive Compensation . . . . . . . . . . .      39

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . .      40

Item 12.  Certain Relationships and Related Transactions    41

                                  PART IV

Item 13.  Exhibits and Reports on Form 8-K . . . . . .      42

SIGNATURES . . . . . . . . . . . . . . . . . . . . . .      43

                                  PART I

Item 1.   Description of Business

History

     Trans Energy, Inc. (the "Company") is primarily engaged in the transportation, marketing and production of natural gas and oil, and also conducts exploration and development activities. The Company owns and operates 105 oil and gas wells and also owns and operates an aggregate of over 100 miles of three-inch, four-inch and six-inch gas transmission lines located within West Virginia in the Counties of Ritchie, Tyler, Doddridge, and Pleasants, which pipeline system gathers the gas emanating from certain of such wells and from wells owned by third parties. The Company has approximately 2,200 leasehold acres in the Sistersville, West Virginia field which forms part of the Keener and Big Injun sands geological formations, and 800 acres in the Powder River Basin in Crook County, Wyoming, none of which has contributed to the revenues of the Company to date.

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

Business Development

     The Company has engaged in limited developmental drilling and no exploratory drilling in the last three years. Exploratory drilling involves drilling wells in areas where there are no proven reserves of gas or oil, to find a new commercially productive area in a field previously found to be productive or to significantly extend a known field. Development drilling involves the drilling of wells within proven areas of an oil and gas reservoir to depths where hydrocarbons are known to exist. Exploratory drilling involves a higher degree of risk of failure than developmental drilling, although there can be no assurance that a developmental
well will yield commercial quantities of oil and gas.   In 1997,
the Company participated in two developmental drilling projects. One well was drilled to the Big Injun formation underlying the Company's Sistersville, West Virginia acreage and one well was drilled on the Company's acreage in the Powder River Basin in Wyoming.

     The Company has operated primarily in the Appalachian Basin principally in Northwestern West Virginia. In Northwestern West Virginia, shallow wells drilled to a depth of up to 6,000 feet are characterized by long producing lives with low-volume production from low permeability reservoirs with a thickness ranging from 10 to 40 feet. A typical shallow well will encounter commercial gas production from between 4 and 10 separate and distinct production horizons including Big Injun, Gordon, Wier and Benson. Due to mechanical and technical limitations, it is usually possible to produce only up to 2 to 5 of these formations simultaneously, and consequently, necessitates either the drilling of a twin well or recompletion of the original well at a later date where multiple productive formations are penetrated.

     The Company intends to focus its activities in the Appalachian Basin, which is geographically one of the largest gas and oil producing regions and also in the Powder River Basin in Wyoming. Operators in the Appalachian Basin historically have experienced high drilling success rates in the formations of the Basin, with wells generally producing for more than 25 years although at low production volumes. The Appalachian Basin is located in close proximity to the largest gas markets in the United States and, historically, this has generally resulted in wellhead gas prices somewhat higher than those prices received in the Gulf Coast and the Mid-Continent producing regions.

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

     At the Company's Special Meeting of Shareholders held September 22, 1993, the Board of Directors presented a plan to the shareholders whereby the Company would acquire, pursuant to four separate agreements, certain oil and gas assets, including wells and pipelines, in exchange solely for shares of the Company's authorized but previously unissued common stock. Shareholders approved the acquisitions, which are summarized below:

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

     Spencer Wells

     Also on September 22, 1993, the Company acquired from Mr. Dennis L. Spencer all rights, title and interest to six producing oil and gas wells located in West Virginia, in exchange for 500,000 shares (post-split) of the Company's authorized but previously unissued common stock. Five of the wells identified as "Fowler", "Goff", "Locke", "McGill" and "Workman" are situated in Ritchie County in a proven reservoir field. The remaining well identified as "Spencer", is located in Tyler County. All six wells were completed in 1991 and have been producing oil and gas through the date hereof. The value of such assets was recorded at $1,082,000.

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

Recent Business Developments - Proposed Merger With Natural Gas
Technologies, Inc.

     On March 24, 1998, the Company entered into a Plan and Agreement of Merger with National Gas Technologies, Inc. ("NGT"), a Dallas, Texas based exploration company, pursuant to which NGT will be merged with and into the Company with the Company being the surviving corporate entity. The merger will be accomplished by way of the exchange of 100% of the issued and outstanding shares of NGT common stock and preferred stock for shares of the Company's common stock. The exchange ratio will result in the present NGT shareholders owning at least 75% of the total number of issued and outstanding shares of the Company's common stock immediately after the completion of the merger. The merger is subject to shareholder approval of both corporations and the effectiveness of the Company's registration statement on Form S-4.

     Upon completion of the merger, NGT's Vice President, Michael Stewart, shall serve as President, Chief Operating Officer and a director of the Company. The Board of Directors shall consist of seven directors after completion of the merger. The Company's current President, Loren E. Bagley, shall continue to serve as Chairman of the Board. In addition to Mr. Bagley and Mr. Stewart, additional directors to be appointed by the Company shall be William F. Woodburn and John Sims and the additional directors to be appointed by NGT shall be Warren Donohoe and Sonja Fletcher.
The seventh director has not yet been determined, however, such director will be appointed prior to completion of the merger by the mutual agreement of NGT and the Company. Until the merger is completed, both corporations are being managed pursuant to a joint committee consisting of Mr. Bagley and Mr. Stewart.

     On March 6, 1998, the Company entered into an agreement with GCRL Energy, Ltd. ("GCRL") to purchase all of GCRL's interest in the Powder River Basin in Wyoming, consisting of interests in five
(5) producing wells, interests in 30,000 leasehold acres, and interests in seventy-two miles of 3-D seismic.

Current Business Activities

     The Company is actively engaged in the operation of its oil and natural gas properties and in the transportation and marketing of its natural gas through its transmission systems in West Virginia. Management has expressed its desire to acquire additional oil and natural gas properties and to become more involved in exploration and development, specifically in the Powder River Basin in Wyoming. Management intends to continue to develop and increase the production from the oil and natural gas properties that it currently owns.

     Although the Company will continue to transport and market natural gas through its various pipelines, there are no current plans to acquire or to lay any additional pipeline systems in 1998.

     Apart from the two wells drilled in 1997, the Company has not drilled any new wells in the last three years. No new drilling is projected except in the Wyoming and Sistersville areas discussed below.

Powder River Basin Wyoming

     On December 28, 1996, the Company purchased 420 acres in the Powder River basin in the State of Wyoming for $50,000 from an unaffiliated third party. Included in the purchase price was a condition that the previous owners would provide all of the geologic and geophysical work as part of the purchase price. On February 3, 1997 the Company leased an additional 480 acres that joined with its acreage position. The target formation is the Minnelusa "B1" sand. There presently arc no producing wells on such acreage and no proven reserves located on the acreage owned by the Company.

     Five two-dimensional ("2-D") seismic lines and a 6-square mile three-dimensional ( 3-D )seismic program have been shot across the acreage now held by the Company. Unlike 2-D seismic testing which provides a cross-sectional view of the subsurface of the Earth, 3-D testing provided a full, three-dimensional view of the subsurface. Such views allow for greater precision in the location of potential drilling sites. 3-D testing allows potential drillers to obtain accurate estimates of the size of oil and gas bearing structures and the profile of the structure. 2-D testing only informs the driller that an oil and gas bearing structure is in a particular area, without giving information as to size and shape. Without an accurate estimate of the size of the oil and gas bearing structures, it is difficult to accurately estimate the reserves in the structure, and, thus, the economic viability of drilling into a particular structure. Without an accurate profile of the structure, a driller may not hit the most economic portion of the structure.

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

     The Company completed the drilling of the Fowler 22-8 in January 1998 and determined the well to be a dry hole and was plugged. The Company intends to drill additional wells on its acreage during 1998.

Powder River Basin Wyoming   Wolffe Prospect

     On May 27, 1997, the Company purchased a 30% working interest in the Wolffe Prospect in the Powder River Basin in Campbell County, Wyoming for $65,000 from an unaffiliated third party. Included in the purchase price was a 30% working interest in the Wolffe #1-35 well and 30% interest in 240 acres. In October 1997, the Company participated in its share of the drilling of the Horizon 32-35 well. The target formation was the Minnelusa B1 sand. The well was determined to be a dry hole and plugged.

Sistersville

     Effective June 1, 1995, the Company purchased approximately 2,200 acres in a known producing field located near Sistersville, West Virginia for $100,000. The Sistersville field has been in operation since the 1890's, although at a very low level for the past ten years. To date the field has produced over 13 million barrels of oil. The field contains portions of the Big Injun and Keener sands formations, both well known oil and gas bearing formations, which are the zones the Company intends to explore. These formations are approximately 1,700 feet deep. Recoverable reserves of oil in the field are estimated at several million barrels.

     The Company has observed the success of oil and gas exploration in the Sistersville field by other entities after expensive studies. The preliminary studies conducted by the seller of the Sistersville property to the Company indicating substantial reserves were included in the purchase price paid by the Company for the Sistersville acreage. The Company drilled a well on its Sistersville acreage in April 1997. The Company is currently evaluating the results of this well.

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

     Natural gas delivered through the Company's pipeline network is sold either to Sancho Oil and Gas Corporation ("Sancho") at the industrial facilities near Sistersville, West Virginia, or to Hope on a year long basis ending January 31, 1999 at a variable price per month per Mcf. Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho charges the end user less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index and published Inside F.E.R.C. Index, at the Company's option, for the first 1,500 Mcf purchased per day by Hope and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for the Company there can be no assurance that prices paid by the Company to suppliers will be lower than the price which the Company would receive under the Hope arrangement. Prior to June 1, 1996, the price was the residential gas commodity index and when the market price of gas rose above such index, the Company's ability to purchase gas from third parties was adversely effected. The Company sells its oil production to third party purchasers under agreements at posted field prices. These third parties purchase the oil at the various locations where the oil is produced.

     Although management believes that the Company is not dependent upon any one customer, its marketing arrangement with Sancho Oil and Gas Corporation accounted for approximately 47% of the Company's revenue for the year ended December 31, 1997, and approximately 45% for the year ended December 31, 1996. This marketing agreement is in effect until September 1, 2003. The majority of the balance of the gas sold by the Company is marketed under a one year contract with Hope. The price under the agreement is set monthly and gas is sold as available with no volume requirements or restrictions. Sales to this customer made up approximately 49% of net revenues in 1997. No other single customer accounts for more than 10% of the Company's business.

     In addition to the natural gas produced by the Company's wells, it also purchased approximately 700 Mcf of natural gas per day in 1997.

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

Employees

     As of the date hereof the Company employs ten people full-time, consisting of two executives, three marketing and clerical person, and five production persons. Management presently anticipates hiring additional employees as the business warrants and as funds are available.

Facilities

     The Company's operations currently occupy approximately 4,000 square feet of office space in St. Marys, West Virginia, which it shares with its subsidies Tyler Construction Company, Inc. and Ritchie County Gathering Systems, Inc. The Company leases an aggregate of approximately 4,000 square feet from an unaffiliated third party under a verbal arrangement for $1,400 per month, inclusive of utilities. Management believes that its present office facilities are adequate for the Company's current business operations.

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

Item 2.  Description of Property

     The Company operates and receives gas and oil revenues from 105 wells. Of these wells, 85 gross wells (wells in which a working interest is owned) are gas wells and represent 77 net wells. A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The remaining 20 gross wells are oil wells which represent 18 net wells. A total of 28 wells are considered to have multiple completions, one or more completions in the same bore hole. It is the Company's policy to acquire existing wells and to continually review its holdings and either add new wells or dispose of existing wells. Seventy-five percent of the Company's wells are shallow wells with depths of less than 3,000 feet. The remaining wells are Devonian shale wells with a depth of greater than 4,000 feet. Appalachian Basin development wells have relatively high success rates and are characterized by low permeability and low porosity, thereby resulting in relatively low production rates and long producing lives of over 25 years. The Company's ownership interest varies from well to well with the composite ownership working interest in the wells at approximately 91% at the end of 1997.

     The Company's producing wells hold approximately 5,636 gross acres under lease, which the Company believes include a substantial number of promising development prospects. In addition, the Company's has approximately 800 acres under lease in Wyoming. The Company's Sistersville acreage consists of approximately 2,200 acres and has been extensively explored by numerous oil and gas operators and has proven undeveloped reserves.

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

Estimated Proven Reserves.

     The Company's properties consist essentially of the working and royalty interests owned by the Company in various oil and gas wells and leases located in West Virginia. The Company's proven reserves for the years ended December 31, 1997, 1996 and 1995 are set forth below:
                                 December 31,
                       1997         1996        1995
Natural Gas (MMcf)
  Developed           979,662      875,705     988,000
  Undeveloped         801,654      801,654     801,654
  Total Proved      1,781,316    1,677,359   1,789,654
Crude Oil (MBbl)
  Developed            30,870       16,343      19,070
  Undeveloped         180,000      180,000     180,000
  Total Proved        210,870      196,343     199,070

    These estimates are bases primarily on the reports of Sam M. Deal & Associates, independent petroleum engineers. Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the Securities and Exchange Commission. See SFAS 69 Supplemental Disclosures included as part of the Consolidated Financial Statements of the Company.

    Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf"), produced by the Company for the past three fiscal years.

                             Year ended December 31,
Average sales price:    1997           1996           1995
    Gas (per mcf)      $ 2.95         $ 3.56         $ 2.02
    Oil (per bbl)       16.44          19.22          16.44
Average cost of production:
    Gas (per mcf)        1.09         $ 1.02         $ 1.12
    Oil (per bbl)        6.54           6.12           6.72

    The Company has not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of the Company's last fiscal year.

    The following schedule sets forth the capitalized costs relating to oil and gas producing activities by the Company for the past three fiscal years.

                                Years ended December 31,
                           1997           1996           1995
Proved oil and gas
 producing properties
 and related lease
 and well equipment    $4,122,311     $3,799,387     $3,733,388
Accumulated depreciation
 and depletion           (433,799)      (407,934)      (390,540)
Net Capitalized Costs  $3,688,512     $3,391,453     $3,342,848

    The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to the Company's proved oil and gas reserves.

                                 Years ended December 31,
                           1997           1996           1995

Standardized measure,
 beginning of year     $3,611,702     $4,063,885     $3,602,626
Oil and gas sales, net
 of production costs      (76,874)      (452,183)      (107,818)
Sales of mineral in place    -              -              -
Quantity estimates made      -              -           569,077
Standardized measure,
 end of year            $3,534,828    $3,611,702     $4,063,885

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

    On December 30, 1996, a complaint entitled R&K Oil Company, Inc. vs. Trans Energy, Inc. was filed in the United States District Court, Western District of Texas, Midland/Odessa Division
(# MO96CA197). The complaint alleges that the Company owes R&K Oil Company, Inc. $131,978 as a result of business transacted by the Company's subsidiary, Vulcan Energy Corporation. Management believes that the results of the proceedings will not have a material adverse effect on the Company. This complaint was dismissed on June 3, 1997.

    On May 14, 1997, a complaint entitled R&K Oil Company, Inc.
vs. Vulcan Energy Corporation and Trans Energy, Inc. was filed in District Court, Andrews County, Texas, 109th Judicial District (File #14,430). The complaint alleges the Company owes R&K Oil Company, Inc. $126,978 as a result of business transacted by Vulcan Energy Corporation. The complaint also seeks $500,000 for breach of contract. Trans Energy denies all allegations.

    On March 12, 1997, a complaint entitled F. Worthy Walker vs. Loren Bagley, William Woodburn, Mark Woodburn, Trans Energy, Inc. and Vulcan Energy Corporation, was filed in the District Court of Dallas, Texas (# 9702304C). The complaint alleges that the Company breached certain contracts related to Mr. Walker s employment with Vulcan Energy Corporation, and seeks punitive and exemplary damages. The Company denies all allegations. Management believes that the results of the proceedings will not have a material adverse effect on the Company. On February 17, 1998 the Company and the above named defendants filed a countersuit against F. Worthy Walker alleging breach of contract, fraud and fraudulent inducement, conversion, and breach of fiduciary duty and seeks punitive damages.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1997.

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

    Set forth in the table below are the quarterly high and low prices of the Company's common stock as obtained from the Nasdaq
Small-Cap Market for the past two fiscal years.

                                   High            Low
         1996
              First Quarter       $ 3.50         $ 2.63
              Second Quarter      $ 6.00         $ 2.50
              Third Quarter       $ 5.25         $ 2.88
              Fourth Quarter      $ 6.25         $ 3.25
         1997
              First Quarter       $ 6.56         $ 2.00
              Second Quarter      $ 3.28         $ 1.25
              Third Quarter       $ 2.00         $  .63
              Fourth Quarter      $ 2.00         $  .63
         1998
              First Quarter       $ 1.67         $  .50
              Second Quarter(1)   $ 1.25         $ 1.00

          (1)  Through April 8, 1998

     As of December 31, 1997, there were 193 holders of record of the common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance its operations.

Item 6.   Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB. Please note that results of operations for the 1996 fiscal year have been restated.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

     The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of the standard.

                           Results of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Statements of Operations for the two most recent fiscal years ended December 31, 1997, and 1996. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                            Fiscal Years Ended
                                                December 31,
                                              1997      1996
Total revenues . . . . . . . . . . . .        100%      100%
Total costs and expenses . . . . . . .        245       151
Total other income (expenses). . . . .        (33)     (109)
Net income (loss) before taxes and
  minority interest. . . . . . . . . .       (178)     (160)
Income taxes . . . . . . . . . . . . .          -         -
Net loss from discontinued operations.         (4)     (139)
  Minority interest. . . . . . . . . .          0         3
Net income (loss). . . . . . . . . . .       (182)     (296)


For the Year Ended December 31, 1997 Compared to the Year Ended
December 31, 1996.

    Total revenues of $1,115,037 for the year ended December 31, 1997 ("1997") compared to $1,236,740 for the year ended December 31, 1996 ("1996"). The decline in revenues was 10% in total and was the result of several factors. First, there was a decline in the market price of gas during 1997. Second, much of the gas for which the Company had contracted to purchase was set at a price higher than the Company's customers, principally Sancho and Hope, would pay. Thus, as permitted under the contracts between the Company and its third party suppliers, the Company declined to purchase the gas. This decision resulted in lower sales, but avoided additional losses for the Company. The decline in sales was primarily attributable to one customer. In 1997, oil made up 3% of total revenues as compared to only 4% in 1996. Accordingly, gas sales increased from 96% of sales in 1996 to 98% in 1997.

    The Company had a net loss of $2,029,450 for 1997. The Company's total costs and expenses increased from 151% of sales in 1996 to 245% of sales in 1997. The cost of oil and gas increased from 64% of sales in 1996 to 67% of sales in 1997. Selling, general and administrative expenses also increased 80% due in part to the issuance of stock by the Company for services rendered. Salaries and wages increased 96% due to the Company's executives receiving a salary which is being accrued by the Company. Depreciation, depletion and amortization increased 95% in 1997 from 1996 due to the amortization of offering costs in a capital raising transaction. Interest expense in 1997 decreased 78% over 1996 due to decreased loans by the Company.

Net Operating Losses

    The Company has accumulated approximately $8,740,161 of net operating loss carryforwards as of December 31, 1997, which may be offset against future taxable income through the year 2012 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1997 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

                      Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at December 31, 1997 was a negative $1,922,427 compared with a negative $583,240 at December 31, 1996. This change was primarily attributed to increased expenditures by the Company and its operating losses. The Company anticipates meeting its working capital needs during the 1998 fiscal year with revenues from operations.

    As of December 31, 1997, the Company had total assets of $5,680,601 and stockholders' equity of $2,012,481 compared to total assets of $5,500,343 and total stockholders' equity of $2,219,746 as of December 31, 1996. For this same period, cash decreased from $481,846 to $185,881 on December 31, 1997, and total current assets decreased from $777,204 to $362,483 due to the decrease in cash. Total current liabilities increased from $1,360,444 to $2,284,912 on December 31, 1997 primarily due to an increase in accounts payable from $685,711 to $1,250,017 at December 31, 1997.

    The Company's current portion of its long-term debt is $898,098. The Company currently anticipates that it will be able to provide for its debt obligations and repayments coming due during fiscal 1997 from revenues generated by the Company.

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

    Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to secure additional financing, the possibility of success in the Company's drilling endeavors, competitive factors, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 7.       Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1997 and 1996 have all been examined to the extent indicated in their report by Jones, Jensen & Company, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
Trans Energy, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans Energy, Inc. and subsidiaries as of December 31, 1997 and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has generated significant losses from operations which raises substantial doubt about its ability to continue as a going concern. Management s plans in regards to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
March 25, 1998

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheet


                                  ASSETS

                                                    December 31,
                                                        1997

CURRENT ASSETS

  Cash                                              $  185,881
  Accounts receivable                                  175,161
  Prepaid and other current assets                       1,441

     Total Current Assets                              362,483

PROPERTY AND EQUIPMENT (Note 2)

  Vehicles                                              94,589
  Machinery and equipment                               10,092
  Pipelines                                          2,231,308
  Well equipment                                       271,882
  Wells                                              3,850,429
  Leasehold acreage                                    597,221
  Accumulated depreciation                          (1,742,136)

     Total Fixed Assets                              5,313,385

OTHER ASSETS

  Loan acquisition costs                                 4,733

     Total Other Assets                                  4,733

   TOTAL ASSETS                                     $5,680,601

                            TRANS ENERGY, INC.
                  Consolidated Balance Sheet (Continued)


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,
                                                       1997
CURRENT LIABILITIES

  Accounts payable - trade                          $1,250,017
  Accrued expenses                                      72,195
  Salaries payable                                      64,602
  Notes payable - current portion (Note 3)             898,098

     Total Current Liabilities                       2,284,912

NET LIABILITIES IN EXCESS OF ASSETS OF
 DISCONTINUED OPERATIONS (Note 9)                      340,821

LONG-TERM LIABILITIES

  Notes payable (Note 3)                               792,387

     Total Long-Term Liabilities                       792,387

     Total Liabilities                               3,418,120

MINORITY INTERESTS                                     250,000

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 6)

  Common Stock:  30,000,000 shares authorized
   at $0.001 par value;
   5,663,215 shares issued and outstanding               5,663
  Capital in excess of par value                    10,746,979
  Accumulated deficit                               (8,740,161)

     Total Stockholders' Equity                      2,012,481

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $5,680,601

                            TRANS ENERGY, INC.
                   Consolidated Statements of Operations

                                           For the Years Ended
                                                December 31,
                                              1997        1996

OIL AND GAS SALES                         $1,115,037   $ 1,236,740

COSTS AND EXPENSES

  Cost of oil and gas                        748,757       787,136
  Salaries and wages                         203,940       104,078
  Depreciation, depletion and amortization   325,206       165,830
  Selling, general and administrative       1,453,954      803,810

     Total Costs and Expenses               2,731,857    1,860,854

LOSS FROM CONTINUING OPERATIONS            (1,616,820)    (624,114)

OTHER INCOME (EXPENSE)

  Other income                                 10,229           73
  Interest expense                           (281,867)  (1,276,465)
  Gain (loss) on disposition of assets          1,500      (50,000)
  Bad debt expense                           (100,000)     (16,000)

     Total Other Income (Expense)            (370,138)  (1,342,392)

NET LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES AND MINORITY INTERESTS       (1,986,958)  (1,966,506)

INCOME TAXES (Note 1)                            -            -

NET LOSS FROM CONTINUING OPERATIONS BEFORE
 MINORITY INTERESTS                        (1,986,958)  (1,966,506)

NET LOSS FROM DISCONTINUED OPERATIONS
   (Note 9)                                   (42,492)  (1,711,877)

NET LOSS BEFORE MINORITY INTERESTS         (2,029,450)  (3,678,383)

MINORITY INTERESTS                               -          39,393

NET LOSS                                  $(2,029,450) $(3,638,990)

NET LOSS PER SHARE

  Continuing operations                   $     (0.44)  $    (0.59)
  Discontinued operations                        -           (0.53)

                                          $     (0.44)  $    (1.12)

                             TRANS ENERGY, INC.
              Consolidated Statements of Stockholders' Equity


                                                        Capital in
                                      Common Shares      Excess of  Accumulated
                                   Shares      Amount    Par Value    Deficit

Balance, December 31, 1995       3,174,122   $   3,174  $ 5,629,734 $(3,071,721)

Common stock issued for
 debenture at $0.90 per share       55,555          56       49,944        -

Common stock issued for
 services at $2.67 per share         9,000           9       23,991        -

Common stock warrants
 issued                               -           -         774,000        -

Cancellation of common
 stock options issued for
 services                             -           -        (275,000)       -

Shareholder loans contributed
 to capital                           -           -         250,000        -

Issuance of common stock for
 cash at $5.36 per share           585,366         585    3,137,415        -

Common stock offering costs           -           -        (663,451)       -

Net loss for the year ended
 December 31, 1996                    -           -            -     (3,638,990)

Balance, December 31, 1996       3,824,043       3,824    8,926,633  (6,710,711)

Common stock issued for services
 at $1.41 per share                350,000         350      491,837        -

Common stock issued for cash
 at $0.96 per share              1,489,172       1,489    1,428,511        -

Contribution of capital by
 shareholders                         -           -          49,998        -

Common stock offering costs           -           -        (150,000)       -

Net loss for the year ended
 December 31, 1997                    -           -            -     (2,029,450)

Balance, December 31, 1997       5,663,215   $   5,663  $10,746,979 $(8,740,161)

                              TRANS ENERGY, INC.
                    Consolidated Statements of Cash Flows


                                                  For the Years Ended
                                                      December 31,
                                                    1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                     $(2,029,450) $(3,638,990)
  Adjustments to Reconcile Net Loss to Cash
   Provided by Operating Activities:
    Depreciation and depletion                     325,206      165,830
    Minority interest                              250,000      (39,393)
    (Gain) loss on disposition of assets            (1,500)      50,000
    Bad debt expense                               100,000       16,000
    Common stock issued for services               492,837       24,000
    Stock options canceled for services
      not performed                                   -        (275,000)
    Loss on discontinued operations               (477,896)   1,190,800
  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable     (39,404)     (73,290)
    Decrease (increase) in prepaid and other
      current assets                                58,160      (59,601)
    Decrease (increase) in deposits                   -             355
    Decrease (increase) in loan acquisition cost      -         876,065
    Increase (decrease) in accounts payable and
     accrued expenses                              721,716      243,223

     Cash Provided (Used) by Operating Activities (600,331)  (1,520,001)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for property and equipment         (918,685)    (152,206)

    Cash Provided (Used) by Investing Activities $(918,685)  $ (152,206)

                              TRANS ENERGY, INC.
              Consolidated Statements of Cash Flows (Continued)


                                                  For the Years Ended
                                                      December 31,
                                                     1997        1996
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on related party advances  $  (605,190)  $     -
  Proceeds from sale of common stock              1,429,350    3,138,000
  Payment of deferred offering costs                   -        (388,451)
  Proceeds from related party advances                 -         204,110
  Principal payments on notes payable              (211,109)    (899,606)
  Proceeds from notes payable                       610,000      100,000

    Cash Provided (Used) by Financing Activities  1,223,051    2,154,053

NET INCREASE (DECREASE) IN CASH                    (295,965)     481,846

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                 481,846         -

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                   $   185,881  $   481,846

CASH PAID FOR:

  Interest                                      $   279,525  $   184,381
  Income taxes                                  $      -     $      -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services              $   492,837  $    24,000
  Stock options issued (cancelled) for services $      -     $  (275,000)
  Conversion of debentures to equity            $      -     $    50,000
  Common stock warrants                         $      -     $   774,000
  Shareholder loans contributed to capital      $    49,998  $   250,000

                              TRANS ENERGY, INC.
               Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a. Organization

       The Company was originally incorporated in the State of Idaho on January 16, 1964. On January 11, 1988, the Company changed its name to Apple Corporation. In 1988, the Company acquired oil and gas leases and other assets from Ben's Run Oil Company (a
       Virginia limited partnership) and has since engaged in the business of oil and gas production.

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

       On August 7, 1995, the Company purchased 80 percent of the issued and outstanding stock of Vulcan Energy Corporation (Vulcan), a Texas corporation, for $1,100,000 including the assumption of $300,000 in debt for a customer of Vulcan. Vulcan was located in the State of Texas and was engaged in the oil gathering and marketing business. In March 1997, the Company decided to cease the operations of Vulcan. Accordingly, the results of operations along with the net liabilities of Vulcan have been reflected as discontinued operations in the accompanying consolidated financial statements. See Note 9 for further discussion.

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

       d. Provision for Taxes

       At December 31, 1997, the Company had net operating loss carryforwards of approximately $8,740,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards is offset by a valuation allowance of the same amount.

                              TRANS ENERGY, INC.
               Notes to the Consolidated Financial Statements
                         December 31, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       e. Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       f. Principles of Consolidation

       The consolidated financial statements include the Company and its wholly owned subsidiary, Ritchie County Gathering Systems, Inc., its 65% owned subsidiary, Tyler Construction Company, Inc. and its 50% owned and now discontinued subsidiary, Sundance, LLC.
       All significant intercompany accounts and transactions have been eliminated.

       g. Presentation

       Certain 1996 balances have been reclassified to conform to the presentation of the 1997 consolidated financial statements.

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

                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996

NOTE 2 - PROPERTY AND EQUIPMENT (Continued)

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

       On November 15, 1994, the Company acquired six oil and gas wells at a cost of $1,082,222 and other equipment totaling $8,710 in exchange for shares of the Company's common stock. All assets were recorded at their market value (which was approximately the same as book value) at the time of acquisition based on the purchase method of accounting.

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

                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 3 - LONG-TERM DEBT

       The Company had the following debt obligations at December 31, 1997:

    Calhoun County Bank, secured by oil and gas well interests, payable in monthly installments of $1,859 including interest at variable rates, (lender's base rate of 9.75% as of December 31,
     1997), matures April 12, 1999.                                      22,354

    Calhoun County Bank, secured by oil and gas well interests, payable in monthly installments of $269 including interest at variable rates, (lender's base rate of 9.75% as of December 31, 1997), matures
     April 12, 1999.                                                      4,072

    Calhoun County Bank, secured by oil and gas well  interests, payable in monthly installments of $1,300 including interest at variable rates, (lender's base rate of 9.75% as of December 31, 1997), matures
     April 12, 1999.                                                     30,133

    New York Life, secured by cash value in policy, interest payable
     annually at 7.25% interest rate.                                    21,800

    First National Bank of St. Marys, $9,244 payable monthly, 12.5%
     interest rate, secured by equipment.                               592,979

    Union Bank of Tyler County, interest at 11.5% due quarterly,
     renewable, due on demand, secured by equipment.                     19,756

    Note due private company, principal and interest of $163 payable
     monthly, interest rate of 10.75%, secured by vehicle.                1,573

    Bank of Paden City, interest payable quarterly, prime +2%, due
     on demand, secured by officers personal assets.                    268,234

    Note payable to an individual, due on demand, bearing interest at
     9.75%, unsecured.                                                  292,078

    Bank of Paden City, secured by vehicles, various maturity dates,
     principal and interest due monthly at 9.25% to 10.25%.              28,779

    Note due to a private individual, due November 7, 1996 with interest
     at 20%, unsecured.                                                 100,000

    Note due to an individual, due August 1999 with interest at 7.50%, requiring monthly payments of $3,000, secured by personal guarantee
     of officer.                                                        250,232

    Note due to an individual, due on demand with interest at
     7.00%, unsecured.                                                   58,495

         Total                                                        1,690,485

         Less Current Portion                                          (898,098)

         Total Long-Term Debt                                        $  792,387

                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 3 - LONG-TERM DEBT (Continued)

    Future maturities of long-term debt are as follows:

       1997                                            $  898,098
       1998                                               279,273
       1999                                                53,167
       2000                                                56,586
       2001                                                62,346
       2002 and thereafter                                341,015

            Total                                      $1,690,485

NOTE 4 - RELATED PARTY TRANSACTIONS

    a. Management Agreement

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

NOTE 5 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

    The Company's marketing arrangement with Sancho accounted for approximately 47% of the Company's revenue for the year ended December 31, 1997. This marketing agreement is in effect until December 1, 2003. Another customer also generated sales in excess of 10% of the Company's total sales. Sales to this customer made up approximately 49% of net revenues in 1997.

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


                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996

NOTE 6 - COMMON STOCK, OPTIONS AND WARRANTS (Continued)

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

    In 1997, the Company completed the sale of 8% cumulative convertible debentures due March 25, 2000, netting cash proceeds to the Company of $1,430,000. The terms of the convertible debentures enable the holder to convert the debentures into common stock of the Company at any time after 45 days at a price based on a percentage of the quoted market price depending on when the debentures are converted. The debentures were converted to 1,489,172 shares of common stock in 1997.


                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996

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

    A former officer of Vulcan Energy has filed suit against the Company, its officers and directors and Vulcan Energy, asserting a claim against these parties based upon a breach of contract and fraud in connection with his employment with Vulcan Energy. The parties to this action have filed response vigorously contesting the allegations and have filed a countersuit to this action. Management believes that the Company and the ultimate outcome of these actions and their possible effects on the consolidated financial statements cannot be readily determined.

    The Company pays $1,400 per month for leased office space which is on a month-to-month basis.

NOTE 8 - GOING CONCERN

    The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 1997, and has a working capital deficit at December 31, 1997. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. During 1995, the Company purchased an 80% equity ownership of Vulcan Energy Corporation, replaced management and recapitalized Vulcan Energy with a $200,000 working capital infusion. However, the Company discontinued the operations of Vulcan Energy during 1997, incurring a substantial loss from discontinued operations. Management believes that despite the discontinued operations of Vulcan Energy and recurring operating losses, the potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development and the merger with Natural Gas Technologies will enable the Company to continue as a going concern. (See also Notes 10 and 11)

NOTE 9 - VULCAN ENERGY, INC. - DISCONTINUED OPERATIONS

    In March 1997, the Company discontinued the operations of Vulcan Energy, Inc., its 80% owned subsidiary. Accordingly, net liabilities in excess of assets, totaling $340,821, have been reflected separately in the accompanying consolidated balance
    sheet as of December 31, 1997.   The net operating loss of Vulcan
    Energy, Inc. for the year ended December 31, 1996 amounting to $1,711,877 has been reflected separately in the accompanying consolidated statements of operations and include estimated losses on disposition of Vulcan Energy, Inc.

NOTE 10 - JOINT VENTURE

    The Company has entered into a joint venture with Natural Gas
    Technologies, Inc. (NGT) to form Sundance Producers, LLC. This joint venture will be engaged in oil and gas production activities in Wyoming.

                              TRANS ENERGY, INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 11 - SUBSEQUENT EVENTS

    Acquisition of Subsidiary

    The Company has entered into a plan and agreement of merger with Natural Gas Technologies, Inc. (NGT). It is expected that this merger will qualify as a tax free reorganization within the meaning of Section 368(9)(1)(A) of the Internal Revenue Code. The merger is expected to be accomplished by way of exchanging 100% of the issued and outstanding NGT common stock and NGT series 1994-B preferred stock for fully registered shares of common stock of the Company at the exchange ratio. The exchange ratio will be 2.785 shares of the Companys common stock for one share of NGT common or preferred stock. It is intended that the shareholders of NGT will own 75% of the issued and outstanding shares of the Company immediately after the exchange.

    Acquisition of Leasehold Interest

    The Company has entered into a purchase and sale agreement with GCRL Energy Ltd. wherein the Company will pay $3,325,000 for leasehold interests located in Wyoming and for Seismic data associated with those leasehold interests.

                              TRANS ENERGY, INC.
                    S.F.A.S.  69  Supplemental Disclosures
                          December 31, 1997 and 1996
                                 (Unaudited)


S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


    (1)                 Capitalized Costs Relating to
                       Oil and Gas Producing Activities

                                                             December 31,
                                                           1997        1996

       Proved oil and gas producing properties and
        related lease and well equipment               $ 4,122,311  $ 3,799,387
       Accumulated depreciation and depletion             (433,799)    (407,934)

       Net Capitalized Costs                           $ 3,688,512  $ 3,391,453


       (2)         Costs Incurred in Oil and Gas Property
            Acquisition, Exploration, and Development Activities


                                               For the Years Ended
                                                    December 31,
                                                 1997         1996
       Acquisition of Properties
          Proved                              $  65,000  $   -
          Unproved                              573,479      -
       Exploration Costs                        164,900      -
       Development Costs                        280,206      -


   The Company does not have any investments accounted for by the equity method.

       (3)                Results of Operations for
                             Producing Activities


                                                For the Year Ended
                                                    December 31,
                                                1997          1996

       Sales                                  $ 390,922  $  452,183

       Production costs                        (120,190)   (115,112)
       Depreciation and depletion               (25,865)    (13,916)

       Results of operations for producing
        activities (excluding corporate
        overhead and interest costs)          $ 244,867  $  323,155

                              TRANS ENERGY, INC.
                    S.F.A.S.  69  Supplemental Disclosures
                          December 31, 1997 and 1996
                                 (Unaudited)


S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

       (4)               Reserve Quantity Information

                                                  Oil        Gas
                                                  BBL        MCF

       Balance, December 31, 1996               196,343   1,677,359

         Production                              (1,343)   (125,210)
         Purchased and developed                 15,870     229,167

       Balance, December 31, 1997               210,870   1,781,316

       Proved developed reserves:
                                                  Oil          Gas
                                                  BBL          MCF

         Beginning of the year 1997             196,343   1,677,359
         End of the year 1997                   210,870   1,781,316

         Beginning of the year 1996             199,070   1,789,654
         End of the year 1996                   196,343   1,677,359


       During 1996, 1995, 1992, 1991 and 1990, the Company had reserve studies and estimates prepared on its various properties. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

                              TRANS ENERGY, INC.
                    S.F.A.S.  69  Supplemental Disclosures
                          December 31, 1997 and 1996
                                 (Unaudited)

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

       (5)            Standardized Measure of Discounted
                      Future Net Cash Flows Relating to
                         Proved Oil and Gas Reserves

                             At December 31, 1996

                                                       Trans Energy
                                                           and
                                                       Subsidiaries
       Future cash inflows                             $17,638,619
       Future production and development costs         (6,332,264)
       Future net inflows before income taxes          11,306,355
       Future income tax expense                       (3,844,161)
       Future net cash flows                            7,462,194
       10% annual discount for estimated timing of
        cash flows                                     (3,850,492)

       Standardized measure of discounted future
        net cash flows                                $ 3,611,702

       Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

                             At December 31, 1997

                                                       Trans Energy
                                                           and
                                                       Subsidiaries
       Future cash inflows                            $17,407,048
       Future production and development costs         (6,249,130
)      Future net inflows before income taxes          11,157,918
       Future income tax expense                       (3,793,693)
       Future net cash flows                            7,364,225
       10% annual discount for estimated timing of
        cash flows                                     (3,829,397)

       Standardized measure of discounted future
        net cash flows                                $ 3,534,828

       The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                                       For the Years Ended
                                                            December 31,
                                                        1997           1996

    Standardized measure, beginning of year        $ 3,611,702    $ 4,063,885
    Oil and gas sales, net of production costs        (390,922)      (452,183)
    Sales of mineral in place                             -              -
    Quantity estimates made                            314,048           -

    Standardized measure, end of year              $ 3,534,828    $ 3,611,702

                              TRANS ENERGY, INC.
                    S.F.A.S.  69  Supplemental Disclosures
                          December 31, 1997 and 1996
                                 (Unaudited)


S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

    The above schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and with the assumption of current pricing and current costs of production for oil and gas produces in future periods. These reserve estimates are made from evaluations conducted by independent geologists, of such properties and will be periodically reviewed based upon updated geological and production date. Estimates of proved reserves are inherently imprecise. The above standardized measure does not include any restoration costs due to the fact the Company does not own the land.

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

   This Item is not Applicable.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   The following table sets forth the names, ages, and offices held with the Company by it's directors and executive officers:

   Name                     Position         Director Since     Age
Loren E. Bagley          President, C.E.O.   August 1991         55
                          and Director
William F. Woodburn      Vice President      August 1991         56
                          and Director
John B. Sims             Director            January 1988        72
Gary F. Lawyer           Director            December 1997       50

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

   The business experience of each of the persons listed above during the past five years is as follows:

   Loren E. Bagley has been Executive Vice President of the Company since August, 1991, and became President and C.E.O. in September, 1993. From 1979 to the present, Mr. Bagley has been self -employed in the oil and gas industry as president, C.E.O. or vice president of various corporations which he has either started or purchased, including Ritchie County Gathering Systems, Inc. Mr. Bagley's experience in the oil and gas industry includes acting as a lease agent, funding and drilling of oil and gas wells, supervising production of over 175 existing wells, contract negotiations for purchasing and marketing of natural gas contracts, and owning a well logging company specializing in analysis of wells. Prior to becoming involved in the oil and gas industry, Mr. Bagley was employed by the United States government with the Agriculture Department. Mr. Bagley attended Ohio University and Salem College and earned a B.S. Degree.

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

   Gary F. Lawyer became a director of the Company in December 1997.
Gary F. Lawyer has been President and a major shareholder of GeoSense, Inc. which is an international oil and gas exploration/exploitation and production consulting company based in Englewood, Colorado since 1991. Prior to founding GeoSense, Inc., Mr. Lawyer has been employed in several executive and managerial positions with various energy companies for the past 25 years. Mr. Lawyer received his Master of Science degree in Geology from Brigham Young University.

Item 10.     Executive Compensation

   The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors, nor has the Company entered into employment contracts with any of the aforementioned persons.

Cash Compensation

   The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the years ended December 31, 1995, 1996 and 1997, to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                          Summary Compensation Table

                                                  Other      All
                                                  Annual    Other
Name and                                          Compen-  Compen-
Principal Position        Year     Salary   Bonus sation   sation
Loren E. Bagley,          1997  $ 18,000   $ -0-  $ -0-   $ -0-
 President, C.E.O.        1996      -0-      -0-    -0-     -0-
                          1995      -0-      -0-    -0-     -0-


Item 11.     Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information, to the best knowledge of the Company as March 31, 1998, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group, and is adjusted to reflect the two shares for five shares reverse stock split effected by the Company on September 22, 1993.

Name and Address            Amount and Nature of             Percent
of Beneficial Owner         Beneficial Ownership           of Class(1)

Loren E. Bagley *              469,575(2)(6)                  8.2%
210 Second Street
St. Marys, WV 26170

William F. Woodburn *          498,108(3)(6)                  8.7%
210 Second Street
St. Marys, WV 26170

John B. Sims *                     55,228(4)                  1.0%
210 Second Street
St. Marys, WV 26170

Gary F. Lawyer *                        0                       0%
21430 Timtam Circle
Parker, CO 80134

Karla Spencer                     595,775                    10.5%
P.O. Box 24
Alma, WV 26320

Black & Company                   417,334(5)                  7.4%
75 Federal Street
Boston, MA 02110

All directors and executive     1,022,911                    17.7%
officers as a group
(4 persons in group)

*  Director and/or executive officer

 Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1) Based upon 5,663,215 shares of common stock outstanding on April 10, 1998.
(2)    Includes 125,000 shares of common stock held in the name of Carolyn
       S. Bagley, wife of Loren E. Bagley, over which Ms. Bagley retains voting power.
(3) Includes 200,000 shares of common stock in the name of Janet L. Woodburn, wife of William F. Woodburn, over which shares Ms. Woodburn retains voting power. Does not include 100,000 shares of common stock owned by Mark D. Woodburn, son of William F. Woodburn, over which shares William F. Woodburn disclaims any voting control.
(4) Includes 55,228 shares of common stock held jointly with Virginia Sims, wife of John B. Sims.
(5) Black & Company is a holding company for the benefit of those shareholders of Black Petroleum Corporation.
(6) Does not include options to purchase 50,000 shares of common stock each in the name of Loren E. Bagley and William F. Woodburn.

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

   (a) As of December 31, 1997, the Company had no related party loans outstanding. Total loan payables as of December 31, 1996 were $605,190. Any loan made to a related party is made at the discretion of and upon approval by the Executive Committee of the Board of Directors. Of such amount, commencing February 1995 through June 1996, members of the Company's management extended an aggregate of $448,583 in loans to the Company for the purpose of providing the Company with working capital. All such loans are unsecured, are on an interest free basis and are repayable in one installment on June 15, 1998.

   (b) Loren E. Bagley is President of Sancho, a principal purchaser of the Company's natural gas. Mr. Bagley's wife, Carolyn S. Bagley is a director and owner of 66% of the outstanding capital stock of Sancho. Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index or the published Inside F.E.R.C. Index, at the Company's option, for the first 1,500 Mcf purchased per day by Hope and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for the Company there can be no assurance that prices paid by the Company to suppliers will be lower than the price which the Company would receive under the Hope arrangement. During 1997, the Company paid Sancho an aggregate of approximately $5,600 pursuant to such 20-year contract.

   (c) On May 7, 1996, the Company borrowed $100,000 from William Stevenson. Such amount is repayable in one installment of principal and interest of $110,000 on November 7, 1996. Messrs. Bagley, William F. Woodburn and John B. Sims are jointly and severally liable with the Company for the repayment of such obligation. Such obligation is secured by the pledge of 200,000 shares of Common Stock owned by Mr. Woodburn's wife, Janet L. Woodburn.

   The Company also occupies approximately 4,000 square feet of office space in St. Marys, West Virginia, which it shares with its subsidiaries Tyler Construction Company, Inc. and Ritchie County Gathering Systems, Inc. Prior to 1997, the office space was paid for by Sancho and the Company used the office space rent free.

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

 *   Previously filed as Exhibit to Form 10-SB.
**  Previously filed as Exhibit to Form 8-K dated August 7, 1995.

(b) The Company did not file any reports on Form 8-K for the three month period ended December 31, 1997.

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

Dated:  April 15, 1998


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature               Title                                 Date


                             President, C.E.O. and
                             Director                           April 15, 1998
/S/  Loren E. Bagley         Principal Financial Officer
      (Signature)
   Loren E. Bagley

                             Vice President and
                             Director                           April 15, 1998
/S/  William F. Woodburn     Chief Accounting Officer
      (Signature)
   William F. Woodburn


                                                                April 15, 1998
/S/  John B. Sims            Director
     (Signature)
     John B. Sims



                                                                April 15, 1998
/S/  Gary F. Lawyer          Director
     (Signature)
     Gary F. Lawyer