Form 10QSB
period 1998-03-31
TRANS ENERGY INC
filed 1998-05-20
CIK 919721

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1998

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                            Outstanding as of March 31, 1998
Common Stock, $.001 par value                5,713,215



                             TABLE OF CONTENTS

Heading                                                   Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    3

          Consolidated Balance Sheets -- March 31, 1998
          and December 31, 1997. . . . . . . . . . . . .    4

          Consolidated Statements of Operations --
          three months ended March 31, 1998 and 1997 . .    6

          Consolidated Statements of Stockholders' Equity   7

          Consolidated Statements of Cash Flows --
          three months ended March 31, 1998 and 1997 . .    8

          Notes to Consolidated Financial Statements . .    9

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . .   10

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   13

Item 2.   Changes In Securities. . . . . . . . . . . . .   13

Item 3.   Defaults Upon Senior Securities. . . . . . . .   13

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . .   14

Item 5.   Other Information. . . . . . . . . . . . . . .   14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   14

          SIGNATURES . . . . . . . . . . . . . . . . . .   15

                                  PART I

Item 1.   Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended March 31, 1998 and December 31, 1997, have been prepared by the Company.











                            TRANS ENERGY, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                   March 31, 1998 and December 31, 1997

                            TRANS ENERGY, INC.
                        Consolidated Balance Sheets


                                  ASSETS

                                         March 31,   December 31,
                                           1998          1997
                                         (Unaudited)

CURRENT ASSETS

 Cash                                    $     -     $  185,881
 Accounts receivable                        141,375     175,161
 Prepaid and other current assets             7,041       1,441

          Total Current Assets              148,416     362,483

PROPERTY AND EQUIPMENT

     Vehicles                                94,589      94,589
     Machinery and equipment                 10,092      10,092
     Pipelines                            2,231,308   2,231,308
     Well equipment                         271,750     271,882
     Wells                                4,927,217   3,850,429
     Leasehold acreage                      597,221     597,221
     Accumulated depreciation            (1,782,767) (1,742,136)

          Total Fixed Assets              6,349,410   5,313,385

OTHER ASSETS

     Loan acquisition costs                   4,733       4,733

          Total Other Assets                  4,733       4,733

          TOTAL ASSETS                   $6,502,559  $5,680,601

                           TRANS ENERGY, INC.
                 Consolidated Balance Sheets (Continued)


                  LIABILITIES AND STOCKHOLDERS  EQUITY

                                         March 31,    December 31,
                                           1998          1997
                                         (Unaudited)
CURRENT LIABILITIES

 Cash overdraft                          $   72,309  $     -
 Accounts payable - trade                 1,398,808   1,250,017
 Accrued expenses                           254,395      72,195
 Salaries payable                              -         64,602
 Notes payable - current portion            814,478     898,098

  Total Current Liabilities               2,539,990   2,284,912

NET LIABILITIES IN EXCESS OF ASSETS OF
 DISCONTINUED OPERATIONS                    340,821     340,821

LONG-TERM LIABILITIES

 Notes payable                            1,315,430     792,387

  Total Long-Term Liabilities             1,315,430     792,387

  Total Liabilities                       4,196,241   3,418,120

MINORITY INTERESTS                          250,000     250,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS  EQUITY

 Common stock: 30,000,000 shares authorized
  at $0.001 par value; 5,713,215 and
  5,663,215 shares issued and outstanding,
  respectively                                5,713       5,663
 Capital in excess of par value          11,005,139  10,746,979
 Accumulated deficit                     (8,954,534) (8,740,161)

  Total Stockholders  Equity              2,056,318   2,012,481

  TOTAL LIABILITIES AND STOCKHOLDERS
   EQUITY                                $6,502,559  $5,680,601

                           TRANS ENERGY, INC.
                  Consolidated Statements of Operations
                               (Unaudited)

                                           For the Three Months
                                              Ended March 31,
                                             1998        1997

REVENUES

 Oil and gas sales                       $  206,238  $  270,716

  Total Revenues                            206,238     270,716

COSTS AND EXPENSES

 Cost of oil and gas                        142,643      91,170
 Salaries and wages                          31,794      30,751
 Depreciation and amortization               40,632      33,564
 Selling, general and administrative        140,617     101,551

  Total Costs and Expenses                  355,686     257,036

  Net Income (Loss) from Operations        (149,448)     13,680

OTHER INCOME (EXPENSE)

 Interest income                                400       1,645
 Interest expense                           (65,325)    (36,315)

  Total Other Income (Expense)              (64,925)    (34,670)

NET LOSS BEFORE INCOME TAXES AND
 MINORITY INTERESTS                        (214,373)    (20,990)

INCOME TAXES                                   -           -

NET LOSS BEFORE MINORITY INTERESTS         (214,373)    (20,990)

MINORITY INTERESTS                             -           -

NET LOSS                                 $ (214,373) $  (20,990)

PRIMARY LOSS PER SHARE                   $    (0.04) $    (0.01)

FULLY DILUTED LOSS PER SHARE             $    (0.04) $    (0.00)

                             TRANS ENERGY, INC.
              Consolidated Statements of Stockholders' Equity


                                                       Capital in
                                     Common Shares      Excess of   Accumulated
                                    Shares    Amount    Par Value     Deficit

Balance, December 31, 1996        3,824,043  $  3,824  $ 8,926,633  $(6,710,711)

Common stock issued for services
 at $1.41 per share                 350,000       350      491,837         -

Common stock issued for cash
 at $0.96 per share               1,489,172     1,489    1,428,511         -

Contribution of capital by
 shareholders                          -         -          49,998         -

Common stock offering costs            -         -        (150,000)        -

Net loss for the year ended
 December 31, 1997                     -         -            -      (2,029,450)

Balance, December 31, 1997        5,663,215     5,663   10,746,979   (8,740,161)

Common stock issued for well costs
 at $1.00 per share (unaudited)      50,000        50       49,950         -

Contribution of capital by
 shareholders (unaudited)              -         -         208,210         -

Net loss for the three months ended
 March 31, 1998 (unaudited)            -         -            -        (214,373)

Balance, March 31, 1998
  (unaudited)                    5,713,215   $  5,713  $11,005,139  $(8,954,534)

                              TRANS ENERGY, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                   For the Three Months
                                                      Ended March 31,
                                                      1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                       $ (214,373) $  (20,990)
  Adjustments to Reconcile Net Income to Cash
   Provided by Operating Activities:
    Depreciation, depletion and amortization         40,632      33,564
  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable       33,786      77,913
    Increase (decrease) in accounts payable
      and accrued expenses                          436,060    (112,155)

       Cash Provided (Used) by Operating Activities 296,105     (21,668)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for property and equipment          (971,409)    (70,520)

      Cash Provided (Used) by Investing Activities (971,409)    (70,520)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term debt                      528,875   1,212,700
  Repayment to related parties                         -       (308,579)
  Principal payments on long-term debt              (89,452)   (106,741)

      Cash Provided (Used) by Financing Activities  439,423     797,380

NET INCREASE (DECREASE) IN CASH                    (185,881)    705,192

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               185,881     481,846

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                   $    -     $1,187,038

CASH PAID FOR:

  Interest                                        $  65,325  $   36,315
  Income taxes                                    $    -     $     -

NON-CASH FINANCING ACTIVITIES:
  Common stock issued for well costs              $  50,000        -

                              TRANS ENERGY, INC.
               Notes to the Consolidated Financial Statements
                     March 31, 1998 and December 31, 1997


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited consolidated financial statements. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three month periods ended March 31, 1998 and 1997. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                               Three Months Ended
                                                  March 31,
                                              1998          1997
                                                  (Unaudited)
     Total revenues. . . . . . . . . . . .      100%         100%
     Total costs and expenses. . . . . .        173           95
     Other income (expense). . . . . . . .      (31)         (13)
     Net (loss) before income taxes,
      minority interest and extraordinary
      income (loss). . . . . . . . . . . .     (104)          (8)
     Income taxes. . . . . . . . . . . . .        -            -
     Minority interest . . . . . . . . . .        -            -
     Net (loss) before extraordinary
      income and discontinued operations .     (104)          (8)
     Loss from discontinued Operations . .        -            -
     Extraordinary income. . . . . . . . .        -            -
     Net income (loss) . . . . . . . . . .     (104)          (8)


Results of Operations

    Total revenues for the three months ended March 31, 1998 ("first quarter of 1998") decreased 24% when compared with the three months ended March 31, 1997 ("first quarter of 1997"). This decrease is attributed to the Company's decision not to purchase gas from its suppliers at a price higher than management believed it could profitably resell the gas, and also a decline in the prices received for both oil and natural gas. Total costs and expenses as a percentage of total revenues increased from 95% in the first quarter of 1997 to 173% for the first quarter of 1998, and actual costs and expenses for the first quarter of 1998 increased 72% compared to the 1997 period. This increase is primarily attributed to the 56% increase in cost of oil and gas produced due to a decrease in the gross profit margin of purchased gas from the Company's suppliers. Salaries and wages increased $1,043 (3%) to $31,794 in the first quarter of 1998 compared to the first quarter of 1997. Depreciation and depletion increased $7,068 (21%) to $40,632 in the first quarter of 1998 compared to the first quarter of 1997. Selling, general and administrative expenses increased $39,066 (38%) to $140,617 in the first quarter of 1998 compared to the first quarter of 1997. Interest expense increased $29,010 (80%) to $65,325 for the first quarter of 1998 due to increased borrowings.

    The Company's net loss for the first quarter of 1998 was $214,373 compared to $20,990 for the first quarter of 1997. This increase in the Company's net loss is attributed primarily to the 80% increase in interest expense and the 38% increase in selling, general and administrative expense.

    For the remainder of fiscal year 1998, management expects salaries and wages to remain at approximately the same rate as for the first quarter of 1998. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 1998.

Net Operating Losses

    The Company has accumulated approximately $8,954,534 of net operating loss carryforwards as of March 31, 1998, which may be offset against future taxable income through the year 2012 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the period ended March 31, 1998 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at March 31, 1998 was a negative $2,391,574 compared to a negative $1,922,429 at December 31, 1997. This change is primarily attributed to the decrease in cash from $185,881 at December 31, 1997 to a cash overdraft of $72,309 at March 31, 1998, and an increase in accounts payable from $1,250,017 as of December 31, 1997 to $1,398,808 as of March 31, 1998. The Company anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations.

    As of March 31, 1998, the Company had total assets of $6,502,559 and total stockholders' equity of $2,056,318, compared to total assets of $5,680,601 and total stockholders' equity of $2,012,481 at December 31, 1997. This represents a $821,958
(14%)increase in total assets and a $43,837 (2%) increase in total stockholders equity for the period. For this same period, cash decreased from $185,881 to a cash overdraft of $72,309 and total current assets decreased 59% due to decreased cash. Total current liabilities increased 11% primarily attributed to an increase in the Company's accounts payable.

    At March 31, 1998, the Company's current portion of its long term debt was $814,478. The Company currently anticipates that it will be able to provide for its debt obligations and repayments coming due during the remainder of 1998 from operating revenues generated by the Company.

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

Item 2.  Changes In Securities

    During the first quarter of 1998, the Company agreed to issue 50,000 shares of its common stock to Brent Wagman in connection with certain well costs. The stock was valued at $1.00 per share. The issuances of shares was made in a private transaction in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act").

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

    During the three month period ended March 31, 1998, the Company filed two reports on Form 8-K on February 20, 1998 and March 3, 1998. Both reports were related to the Company's proposed merger with Natural Gas Technologies, Inc.

                                SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRANS ENERGY, INC.



Date:  May 20, 1998                By   /S/ Loren E. Bagley
                                             (Signature)
                                        LOREN E. BAGLEY, President
                                        and Chief Executive Officer
                                        (Chief Financial Officer)




Date:  May 20, 1998                By  /S/ William F. Woodburn
                                             (Signature)
                                        William F. Woodburn, Vice
                                        President and Director
                                        (Principal Accounting Officer)