Form 10QSB/A
period 1998-03-31
TRANS ENERGY INC
filed 1998-06-05
CIK 919721

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

                              TRANS ENERGY, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                   For the Three Months
                                                      Ended March 31,
                                                      1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                       $ (214,373) $  (20,990)
  Adjustments to Reconcile Net Income to Cash
   Provided by Operating Activities:
    Depreciation, depletion and amortization         40,632      33,564
  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable       33,786      77,913
    Increase (decrease) in accounts payable
      and accrued expenses                          436,060    (112,155)

       Cash Provided (Used) by Operating Activities 296,105     (21,668)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for property and equipment          (921,409)    (70,520)

      Cash Provided (Used) by Investing
        Activities                                 (921,409)     (70,520)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term debt                      528,875   1,212,700
  Repayment to related parties                         -       (308,579)
  Principal payments on long-term debt              (89,452)   (106,741)

      Cash Provided (Used) by Financing Activities  439,423     797,380

NET INCREASE (DECREASE) IN CASH                    (185,881)    705,192

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               185,881     481,846

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                   $    -     $1,187,038

CASH PAID FOR:

  Interest                                        $  65,325  $   36,315
  Income taxes                                    $    -     $     -

NON-CASH FINANCING ACTIVITIES:
  Common stock issued for well costs              $  50,000        -

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

                                             TRANS ENERGY, INC.



Date:  June 5, 1998              By   /S/ Loren E. Bagley
                                             (Signature)
                                        LOREN E. BAGLEY, President
                                        and Chief Executive Officer
                                        (Chief Financial Officer)




Date:  June 5, 1998                By  /S/ William F. Woodburn
                                             (Signature)
                                        William F. Woodburn, Vice
                                        President and Director
                                        (Principal Accounting Officer)