Form 10QSB
period 1998-06-30
TRANS ENERGY INC
filed 1998-08-14
CIK 919721

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1998

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                   Outstanding as of June 30, 1998
Common Stock, $.001 par value                          2,138,450

                        TABLE OF CONTENTS

Heading                                                                Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .      3

          Consolidated Balance Sheets -- June 30, 1998
          and December 31, 1997. . . . . . . . . . . . . . . . . .      4

          Consolidated Statements of Operations --
          three and six months ended June 30, 1998
          and 1997 . . . . . . . . . . . . . . . . . . . . . . . .      6

          Consolidated Statements of Stockholders' Equity               7

          Consolidated Statements of Cash Flows --
          three and six months ended June 30, 1998
          and 1997 . . . . . . . . . . . . . . . . . . . . . . . .      8

          Notes to Consolidated Financial Statements . . . . . . .     10

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . . . . . . .     11

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .     13

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .     14

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .     14

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . . . . . . .     14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .     14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .     15

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .     16

                              PART I

Item 1.   Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended June 30, 1998 and December 31, 1997, have been prepared by the Company.











                        TRANS ENERGY, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 1998 and December 31, 1997

                        TRANS ENERGY, INC.
                   Consolidated Balance Sheets


                              ASSETS

                                                      June 30,    December 31,
                                                       1998           1997
                                                   (Unaudited)

CURRENT ASSETS

 Cash                                               $    -        $  185,881
 Accounts receivable                                   64,686        175,161
 Prepaid and other current assets                        -             1,441

  Total Current Assets                                 64,686        362,483

PROPERTY AND EQUIPMENT

 Vehicles                                              94,589         94,589
 Machinery and equipment                               10,092         10,092
 Pipelines                                          2,231,308      2,231,308
 Well equipment                                       271,895        271,882
 Wells                                              9,978,913      3,850,429
 Leasehold acreage                                    767,500        597,221
 Accumulated depreciation                          (1,823,397)    (1,742,136)

  Total Fixed Assets                               11,530,900      5,313,385

OTHER ASSETS

 Note receivable - other                              100,002           -
 Deposits                                               1,508           -
 Loan acquisition costs                               731,568          4,733

  Total Other Assets                                  833,078          4,733

  TOTAL ASSETS                                  $  12,428,664    $ 5,680,601

                        TRANS ENERGY, INC.
            Consolidated Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30,      December 31,
                                                     1998            1997
                                                  (Unaudited)
CURRENT LIABILITIES

 Cash overdraft                                  $     16,133    $      -
 Accounts payable - trade                           1,396,788      1,250,017
 Accrued expenses                                     432,037         72,195
 Salaries payable                                        -            64,602
 Notes payable - current portion                       25,313        898,098
 Debentures payable                                 4,625,400           -

  Total Current Liabilities                         6,495,671      2,284,912

NET LIABILITIES IN EXCESS OF ASSETS OF
 DISCONTINUED OPERATIONS                              340,821        340,821

LONG-TERM LIABILITIES

 Notes payable                                      1,744,441        792,387

  Total Long-Term Liabilities                       1,744,441        792,387

  Total Liabilities                                 8,580,933      3,418,120

MINORITY INTERESTS                                       -           250,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

 Common stock: 30,000,000 shares authorized at
  $0.001 par value; 2,138,450 and 1,415,808 shares
  issued and outstanding, respectively                  2,139          1,416
 Capital in excess of par value                    12,867,963     10,751,226
 Accumulated deficit                               (9,022,371)    (8,740,161)

  Total Stockholders' Equity                        3,847,731      2,012,481

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 12,428,664  $ 5,680,601

                        TRANS ENERGY, INC.
              Consolidated Statements of Operations
                           (Unaudited)


                                     For the Six Months    For the Three Months
                                        Ended June 30,        Ended June 30,
                                      1998         1997       1998      1997

REVENUES

 Oil and gas sales                $  473,006  $  543,550  $  266,768 $  272,834

  Total Revenues                     473,006     543,550     266,768    272,834

COSTS AND EXPENSES

 Cost of oil and gas                 303,076     248,265     160,433    157,095
 Salaries and wages                   58,596     130,386      26,802     99,635
 Depreciation and amortization        81,261     176,352      40,629    142,788
 Selling, general and administrative 412,097     621,484     271,480    519,933

  Total Costs and Expenses           855,030   1,176,487     499,344    919,451

  Net Income (Loss) from
   Operations                       (382,024)   (632,937)   (232,576)  (646,617)

OTHER INCOME (EXPENSE)

 Gain on sale of assets              239,129        -        239,129       -
 Bad debt expense                       -       (100,000)       -      (100,000)
 Interest income                         459      10,155          59      8,510
 Interest expense                   (139,774)    (181,167)   (74,449)  (144,852)

  Total Other Income (Expense)        99,814     (271,012)   164,739   (236,342)

NET LOSS BEFORE INCOME TAXES
 AND MINORITY INTERESTS             (282,210)    (903,949)   (67,837)  (882,959)

INCOME TAXES                            -            -          -          -

NET LOSS BEFORE  MINORITY
 INTERESTS                          (282,210)    (903,949)   (67,837)  (882,959)

MINORITY INTERESTS                      -            -          -          -

NET LOSS                          $ (282,210)  $ (903,949) $ (67,837) $(882,959)

PRIMARY LOSS PER SHARE

NET LOSS                          $    (0.16)  $    (0.88) $   (0.14) $   (0.84)

FULLY DILUTED LOSS PER SHARE      $    (0.16)  $    (0.88) $   (0.14) $   (0.84)

                        TRANS ENERGY, INC.
          Consolidated Statements of Stockholders' Equity


                                                       Capital in
                                     Common Shares      Excess of    Accumulated
                                    Shares    Amount    Par Value      Deficit

Balance, December 31, 1996           956,015   $  956   $ 8,929,501 $(6,710,711)

Common stock issued for services
 at $5.64 per share                   87,500       88       492,099        -

Common stock issued for cash
 at $3.84 per share                  372,293      372     1,429,628        -

Contribution of capital by
 shareholders                           -         -          49,998        -

Common stock offering costs             -         -        (150,000)       -

Net loss for the year ended
 December 31, 1997                      -         -            -     (2,029,450)

Balance, December 31, 1997         1,415,808     1,416   10,751,226  (8,740,161)

Common stock issued for well costs
 at $4.00 per share (unaudited)       12,500        13       49,987        -

Contribution of capital by
 shareholders (unaudited)               -          -        208,210        -

Common stock issued for cash at
 $1.31 per share (unaudited)         236,312       236      310,514        -

Common stock issued for services
 at $3.61 per share (unaudited)      473,830       474    1,548,026        -

Net loss for the six months ended
 June 30, 1998 (unaudited)              -          -           -       (282,210)

Balance, June 30, 1998 (unaudited) 2,138,450  $   2,139 $12,867,963 $(9,022,371)

                         TRANS ENERGY, INC.
                Consolidated Statements of Cash Flows
                             (Unaudited)

                                      For the Six Months   For the Three Months
                                        Ended June 30,         Ended June 30,
                                       1998        1997        1998      1997

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                          $ (282,210) $ (903,949) $ (67,837) $(882,959)
 Adjustments to reconcile net loss
   to cash provided by operating
   activities:
    Depreciation, depletion and
     amortization                     81,261      176,352     40,629    142,788
  Minority interest                     -            -          -          -
  Common stock issued for services 1,548,500      171,875  1,548,500    171,875
 Changes in operating assets
  and liabilities:
   Decrease (increase) in accounts
    receivable                       110,475       61,237     76,689    (16,676)
  Decrease (increase) in prepared
   expenses                            1,441       59,601      1,441     59,601
  Decrease (increase) in loan
   acquisition costs                (828,345)        -      (828,345)      -
  Increase (decrease) in accounts
   payable and accrued expenses      666,354      495,882    230,294    598,883
  Increase (decrease) in interest
   payable                              -          (9,154)      -          -

     Cash Provided (Used) by
     Operating Activities          1,297,476       51,844  1,001,371     73,512

CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of property     (259,129)        -      (259,129)      -
   Expenditures for property and
    equipment                     (6,239,647)    (798,336)(5,318,238)  (727,816)

   Cash Provided (Used) by
    Investing Activities          (6,498,776)    (798,336)(5,577,367)  (727,816)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from debentures          4,625,400         -     4,096,525       -
 Borrowings of long-term debt        259,208    1,312,700    259,208    100,000
 Repayment to related parties           -        (410,541)      -      (101,962)
 Common stock issued for cash        310,750         -       310,750       -
 Principal payments on
  long-term debt                    (179,939)    (154,064)   (90,487)   (47,323)

    Cash Provided (Used) by
       Investing Activities        5,015,419      748,095  4,575,996    (49,285)

NET INCREASE (DECREASE) IN CASH     (185,881)       1,603       -      (703,589)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                 185,881      481,846       -     1,187,038

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                    $     -      $  483,449 $     -    $  483,449

                        TRANS ENERGY, INC.
          Consolidated Statements of Cash Flows (Continued)
                             (Unaudited)

                                    For the Six Months    For the Three Months
                                      Ended June 30,          Ended June 30,
                                    1998          1997       1998     1997

CASH PAID FOR:

   Interest                        $  139,774   $ 181,167 $   74,449  $ 144,852
   Income taxes                    $     -      $    -    $     -     $    -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services $1,548,500   $ 171,875 $1,548,500  $ 171,875
   Conversion of debentures to
    equity                         $     -      $ 500,000 $     -     $ 500,000
   Common stock issued for
    well costs                     $  50,000    $    -    $     -     $    -

                         TRANS ENERGY, INC.
           Notes to the Consolidated Financial Statements
                 June 30, 1998 and December 31, 1997


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited consolidated financial statements. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three month and six month periods ended June 30, 1998, and June 30, 1997. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                       Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                       1998           1997    1998       1997
                                           (Unaudited)          (Unaudited)
Total revenues . . . . . . . . . .     100%            100%   100%        100%
Total costs and expenses . . . . .     187             337    181         216
Net income (loss form
  operations . . . . . . . . . . .     (87)           (237)   (81)       (116)
Other income (expense) . . . . . .      62             (87)    21         (50)
Net (loss) before income
  taxes and minority
  interest . . . . . . . . . . . .     (25)           (324)   (60)       (166)
Income taxes . . . . . . . . . . .       -               -      -           -
Minority interest. . . . . . . . .       -               -      -           -
Net income (loss). . . . . . . . .     (25)           (324)   (60)       (166)


    Total Revenues for the second quarter ended June 30, 1998 and the six months ended June 30, 1998 decreased 2% and 13% respectively when compared with the corresponding periods in 1997. This decrease is attributed to the Company's continuing decision not to purchase gas from its suppliers at a price higher than management believed it could profitably resell the gas and was partially offset by higher prices and higher volumes of oil and gas produced from Company owned wells. Total costs and expenses as a percentage of total revenues decreased from 337% in the second quarter of 1997 to 187% for the second quarter of 1998, and from 216% for the first six months of 1997 to 181% for the same period in 1998. Total costs and expenses for the second quarter of 1998 decreased 46% compared to the 1997 period and decreased 27% for the first six months of 1998, compared to the same period in 1997. This decrease is primarily attributed to the 34% decrease in selling, general and administrative costs which was partially offset by the 22% increase in the cost of oil and gas due to the Company's decision not to purchase higher priced gas from its suppliers. Salaries and wages decreased 73% to $26,802 for the second quarter of 1998 and decreased 55% for the first half of 1998, compared to the same periods in 1997. Depreciation and depletion decreased 72% in the second quarter and decreased 54% for the first half of 1998 compared to the corresponding periods in 1997. Selling, general and administrative expenses decreased 48% to $271,480 in the second quarter and decreased 34% for the first six months of 1998 compared to the same periods in 1997. Interest expense decreased 49% to $74,449 for the second quarter and has decreased 23% for the first six months of 1998 due to decreased borrowings and the 1997 issuance of additional shares of common stock to debenture holders in consideration for extending the due date of the debentures.

    The Company's net loss was $67,837 for the second quarter with a net loss of $282,210 for the first half of 1998 compared to losses of $882,959 and $903,949 for the respective periods in 1997. The Company's smaller net loss in the second quarter of 1998, as compared to the same period in 1997, is attributed to the $248,453 (48%) decrease in Selling, General and Administrative costs, the $72,833 decrease in salaries and wages in 1998, and a $100,000 uncollectable loan provision taken in 1997. The Company also reported a gain of $239,129 during 1998 on the sale of certain assets.

    For the remainder of fiscal year 1998, management expects salaries and wages to remain level and other general and administrative expenses to remain at approximately the same rate as for the second quarter of 1998. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 1998.

Net Operating Losses

    The Company has accumulated approximately $9,022,371 of net operating loss carryforwards as of June 30, 1998, which may be offset against future taxable income through the year 2011, when the carryforwards expire. The use of these carryforwards to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

    In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the period ended June 30, 1998, because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at June 30, 1998 of a negative $6,430,985 decreased from a negative $ 1,922,429 at December 31, 1997. This change is primarily attributed to the $4,625,400 increase in face value convertible debentures due in 1999. The Company anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations.

    As of June 30, 1998, the Company had total assets of $12,428,664 and total stockholders equity of $3,847,731 compared to total assets of $5,680,601 and total stockholders equity of $2,012,481 at December 31, 1997. This represents a $6,748,063 (119%) increase in total assets due primarily to the purchase of wells and loan acquisition costs and a $1,835,250 (91%) increase in total stockholders equity for the period due to the issuance of stock. For this same period, cash decreased from $185,881 to $0 and total current assets decreased 82% due to decreased accounts receivable and cash. Total current liabilities increased 184% primarily attributed to an increase in the Company's accounts payable, accrued expenses and debentures payable.

    At June 30, 1998, the Company's current portion of its long term
debt was $25,313.   The Company currently anticipates that it will be
able to provide for its debt obligations and repayments coming due during the remainder of 1998 from operating revenues generated by the Company.

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

     Forward looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: The ability of the Company to provide for its debt obligations and to provide for working capital needs from operating revenues, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                               PART II

Item 1.   Legal Proceedings

    There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject except as set forth below.

    On May 14, 1997, a complaint entitled R&K Oil Company, Inc. vs. Vulcan Energy Corporation and Trans Energy, Inc. was filed in District Court, Andrews County, Texas, 109th Judicial District (File #14,430). The complaint alleges the Company owes R&K Oil Company, Inc. $126,978 as a result of business transacted by Vulcan Energy Corporation. The complaint also seeks $500,000 for breach of contract. The Company denies all allegations and intends to vigorously defend its position.

    On March 12, 1997, a complaint entitled F. Worthy Walker vs.
Loren Bagley, William Woodburn, Mark Woodburn, Trans Energy, Inc. and Vulcan Energy Corporation, was filed in the District Court of Dallas, Texas (# 9702304C). The complaint alleges that the Company breached certain contracts related to Mr. Walker's employment with Vulcan Energy Corporation, and seeks punitive and exemplary damages. The Company denies all allegations and intends to vigorously defend its position. Management believes that the results of the proceedings will not have a material adverse effect on the Company. On February 17, 1998 the Company and the above named defendants filed a countersuit against F. Worthy Walker alleging breach of contract, fraud and fraudulent inducement, conversion, and breach of fiduciary duty and seeks punitive damages. The Company has entered into a settlement arrangement to pay the plaintiff $120,000. However, as of the date hereof, the Company has not made payment under the agreement.

Item 2.   Changes In Securities

     During the second quarter of 1998, the Company agreed to issue 473,830 shares of its common stock to various third parties as part of a financing package agreed to in the quarter. The shares were valued at market price on the date of the agreements. The Company also issued 236,312 shares for the conversion of certain outstanding indebtedness, which shares were also valued at $1.31 per share. Further, the Company issued 12,500 shares to an individual in exchange for the advance of certain well costs. The stock was valued at 4.00 per share. The issuances of shares were made in private transactions in reliance on the exemption from registration provided by Section 4
(2) of the Securities Act of 1933, as amended.

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


The exchange ratio will result in the present NGT shareholders owning at least 75% of the total number of issued and outstanding shares of the Company's common stock immediately after the completion of the merger. The merger is subject to shareholder approval of both corporations and the effectiveness of the Company's registration statement which will be filed on Form S-4.

  Upon completion of the merger, NGT's Vice President, Michael Stewart, shall serve as President, Chief Operating Officer and a director of the Company. The Board of Directors shall consist of five directors after completion of the merger. The Company's current President, Loren E. Bagley, shall continue to serve as Chairman of the Board. In addition to Mr. Bagley and Mr. Stewart, additional directors to be nominated shall be William F. Woodburn, a current director of the Company, Warren Donohue, a current director of NGT, and a fifth director to be nominated by mutual agreement of NGT and the Company. Until the merger is completed, both corporations are being managed pursuant to a joint committee consisting of Mr. Bagley and Mr. Stewart.

Acquisition of GCRL Properties

  On March 6, 1998, the Company entered into an agreement to purchase from GCRL Energy, Ltd. ("GCRL") all of GCRL's interest in the Powder River Basin in Campbell and Crook Counties, Wyoming, consisting of interests in five (5) wells, four (4) of which are producing, interests in 30,000 leasehold acres, and interests in approximately seventy-three miles of 3-D seismic data. The properties include three producing fields from Minnelusa Sandstone and were discovered on 3-D seismic. The Company made an initial payment for the properties of $332,500 and the balance of $2,987,962 was paid for with proceeds from the sale of Convertible Debentures.

Reverse Stock Split

  In May 1998, the Company's Board of Directors declared a reverse stock split in connection with the proposed merger with NGT. Accordingly, on June 5, 1998, the shares of the Company's common stock then outstanding were reverse split on a one (1) share for four (4) shares basis. All share of the Company's common stock referred herein are stated on a post-split basis.

Item 6.     Exhibits and Reports on Form 8-K

  (b)  Reports on Form 8-K

  During the three month period ended June 30, 1998, the Company did not file any reports on Form 8-K.

                             SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRANS ENERGY, INC.



Date: August 14, 1998                   By  /S/ Loren E. Bagley
                                        LOREN E. BAGLEY, President
                                        and Chief Executive Officer
                                        (Chief Financial Officer)




Date:  August 14, 1998                  By  /S/ William F. Woodburn
                                        William F. Woodburn, Vice
                                        President and Director
                                        (Principal Accounting Officer)