Form 10QSB/A
period 1998-06-30
TRANS ENERGY INC
filed 1998-09-23
CIK 919721

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











                        TRANS ENERGY, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 1998 and December 31, 1997

                        TRANS ENERGY, INC.
                   Consolidated Balance Sheets


                              ASSETS

                                                      June 30,    December 31,
                                                       1998           1997
                                                   (Unaudited)

CURRENT ASSETS

 Cash                                               $    -        $  185,881
 Accounts receivable                                   64,686        175,161
 Prepaid and other current assets                        -             1,441

  Total Current Assets                                 64,686        362,483

PROPERTY AND EQUIPMENT

 Vehicles                                              94,589         94,589
 Machinery and equipment                               10,092         10,092
 Pipelines                                          2,231,308      2,231,308
 Well equipment                                       271,895        271,882
 Wells                                              6,941,955      3,850,429
 Leasehold acreage                                    767,500        597,221
 Accumulated depreciation                          (1,823,397)    (1,742,136)

  Total Fixed Assets                                8,493,942      5,313,385

OTHER ASSETS

 Note receivable - other                              100,002           -
 Deposits                                               1,508           -
   Prepaid promotion expenses                       1,061,628           -
 Loan acquisition costs                             2,706,898          4,733

  Total Other Assets                                3,870,036          4,733

  TOTAL ASSETS                                  $  12,428,664    $ 5,680,601

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

                         TRANS ENERGY, INC.
                Consolidated Statements of Cash Flows
                             (Unaudited)

                                      For the Six Months   For the Three Months
                                        Ended June 30,         Ended June 30,
                                       1998        1997        1998      1997

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                          $ (282,210) $ (903,949) $ (67,837) $(882,959)
 Adjustments to reconcile net loss
   to cash provided by operating
   activities:
    Depreciation, depletion and
     amortization                     81,261      176,352     40,629    142,788
  Minority interest                     -            -          -          -
  Common stock issued for services 1,548,500      171,875  1,548,500    171,875
 Changes in operating assets
  and liabilities:
   Decrease (increase) in accounts
    receivable                        10,473       61,237     23,313    (16,676)
  Decrease (increase) in prepared
   expenses                        1,061,695       59,601    1,061,695    59,601
  Decrease (increase) in loan
   acquisition costs              (2,702,165)        -      (2,702,165)     -
  Increase (decrease) in accounts
   payable and accrued expenses      666,354      495,882    230,294    598,883
  Increase (decrease) in interest
   payable                              -          (9,154)      -          -

     Cash Provided (Used) by
     Operating Activities          1,739,482       51,844   2,035,587    73,512

CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of property     (259,129)        -      (259,129)      -
   Expenditures for property and
    equipment                (3,202,689)    (798,336)   (2,281,280)    (727,816)

   Cash Provided (Used) by
    Investing Activities     (3,461,818)    (798,336)   (2,540,409)    (727,816)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from debentures          4,625,400         -     4,096,525       -
 Borrowings of long-term debt        259,208    1,312,700    259,208    100,000
 Repayment to related parties           -        (410,541)      -      (101,962)
 Common stock issued for cash        310,750         -       310,750       -
 Principal payments on
  long-term debt                    (179,939)    (154,064)   (90,487)   (47,323)

    Cash Provided (Used) by
       Investing Activities        5,015,419      748,095  4,575,996    (49,285)

NET INCREASE (DECREASE) IN CASH     (185,881)       1,603       -      (703,589)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                 185,881      481,846       -     1,187,038

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                    $     -      $  483,449 $     -    $  483,449

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


    Total Revenues for the second quarter ended June 30, 1998 and the six months ended June 30, 1998 decreased 2% and 13% respectively when compared with the corresponding periods in 1997. This decrease is attributed to the Company's continuing decision not to purchase gas from its suppliers at a price higher than management believed it could profitably resell the gas and was partially offset by higher prices and higher volumes of oil and gas produced from Company owned wells. Total costs and expenses as a percentage of total revenues decreased from 337% in the second quarter of 1997 to 187% for the second quarter of 1998, and from 216% for the first six months of 1997 to 181% for the same period in 1998. Total costs and expenses for the second quarter of 1998 decreased 46% compared to the 1997 period and decreased 27% for the first six months of 1998, compared to the same period in 1997.
This decrease is primarily attributed to the 34% decrease in selling, general and administrative costs which was partially offset by the 22% increase in the cost of oil and gas due to the Company's decision not to purchase higher priced gas from its suppliers. Salaries and wages decreased 73% to $26,802 for the second quarter of 1998 and decreased 55% for the first half of 1998, compared to the same periods in 1997. Depreciation and depletion decreased 72% in the second quarter and decreased 54% for the first half of 1998 compared to the corresponding periods in 1997. Selling, general and administrative expenses decreased 48% to $271,480 in the second quarter and decreased 34% for the first six months of 1998 compared to the same periods in 1997. Interest expense decreased 49% to $74,449 for the second quarter and has decreased 23% for the first six months of 1998 due to decreased borrowings.

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

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at June 30, 1998 of a negative $6,430,985 decreased from a negative $ 1,922,429 at December 31, 1997. This change is primarily attributed to the $4,625,400 increase in face value convertible debentures due in 1999. The Company anticipates meeting its working capital needs during the remainder of the
current fiscal year with revenues from operations.   However, it
must be noted that the Company has experienced a net loss for several quarters and therefore may be dependent upon borrowed funds or sales of securities to satisfy its working capital requirements.

    As of June 30, 1998, the Company had total assets of $12,428,664 and total stockholders equity of $3,847,731 compared to total assets of $5,680,601 and total stockholders equity of $2,012,481 at December 31, 1997. This represents a $6,748,063
(119%) increase in total assets due primarily to the purchase of
wells,   prepaid promotion expenses of $1,061,628 and loan
acquisition costs of $2,706,898,     and a $1,835,250 (91%)
increase in total stockholders equity for the period due to the issuance of stock. For this same period, cash decreased from $185,881 to $0 and total current assets decreased 82% due to decreased accounts receivable and cash. Total current liabilities increased 184% primarily attributed to an increase in the Company's accounts payable, accrued expenses and debentures payable.

    At June 30, 1998, the Company's current portion of its long
term debt was $25,313.   The Company currently anticipates that it
will be able to provide for its debt obligations and repayments coming due during the remainder of 1998 from operating revenues
generated by the Company.   However, it must be noted that the
Company has experienced a net loss for several quarters and, due to the current environment of the oil and gas industry, the Company may have to explore alternative sources of capital to satisfy its current and ongoing obligations.

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

                                             TRANS ENERGY, INC.



Date:   September 23, 1998         By  /S/ Loren E. Bagley
                                        LOREN E. BAGLEY, President
                                        and Chief Executive Officer
                                        (Chief Financial Officer)




Date:   September 23, 1998         By  /S/ William F. Woodburn
                                        William F. Woodburn, Vice
                                        President and Director
                                        (Principal Accounting Officer)