Form 10QSB
period 1998-09-30
TRANS ENERGY INC
filed 1998-11-23
CIK 919721

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1998

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

                    Class              Outstanding as of September 30, 1998
Common Stock, $.001 par value                          2,138,450

                        TABLE OF CONTENTS

Heading                                                             Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .    3

          Consolidated Balance Sheets -- September 30, 1998
          and December 31, 1997. . . . . . . . . . . . . . . . . .    4

          Consolidated Statements of Operations --
          three and nine months ended September 30, 1998
          and 1997 . . . . . . . . . . . . . . . . . . . . . . . .    6

          Consolidated Statements of Stockholders' Equity             7

          Consolidated Statements of Cash Flows --
          three and nine months ended September 30, 1998
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

                              PART I

Item 1.   Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended September 30, 1998 and December 31, 1997, have been prepared by the Company.











                        TRANS ENERGY, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 1998 and December 31, 1997

                        TRANS ENERGY, INC.
                   Consolidated Balance Sheets


                              ASSETS

                                                  September 30,     December 31,
                                                      1998              1997
                                                   (Unaudited)

CURRENT ASSETS

 Cash                                             $      -          $   185,881
 Accounts receivable                                   64,187           175,161
 Prepaid and other current assets                        -                1,441

  Total Current Assets                                 64,187           362,483

PROPERTY AND EQUIPMENT

 Vehicles                                              94,589            94,589
 Machinery and equipment                               10,092            10,092
 Pipelines                                          2,231,308         2,231,308
 Well equipment                                       271,944           271,882
 Wells                                             6 ,917,567         3,850,429
 Leasehold acreage                                    767,500           597,221
 Accumulated depreciation                          (1,864,028)       (1,742,136)

  Total Fixed Assets                                8,428,972         5,313,385

OTHER ASSETS

 Note receivable - other                              100,002              -
 Deposits                                               1,508              -
 Prepaid promotion expenses                           796,221              -
 Loan acquisition costs                             1,726,458             4,733

  Total Other Assets                                2,624,189             4,733

  TOTAL ASSETS                                   $ 11,117,348       $ 5,680,601

                        TRANS ENERGY, INC.
            Consolidated Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30,     December 31,
                                                     1998               1997
                                                  (Unaudited)
CURRENT LIABILITIES

 Cash overdraft                                  $     19,404       $      -
 Accounts payable - trade                           1,167,009         1,250,017
 Accrued expenses                                     657,456            72,195
 Salaries payable                                        -               64,602
 Notes payable - current portion                       94,263           898,098
 Debentures payable                                 4,625,400              -

  Total Current Liabilities                         6,563,532         2,284,912

NET LIABILITIES IN EXCESS OF ASSETS OF
 DISCONTINUED OPERATIONS                              340,821           340,821

LONG-TERM LIABILITIES

 Notes payable                                      1,852,468           792,387

  Total Long-Term Liabilities                       1,852,468           792,387

  Total Liabilities                                 8,756,821         3,418,120

MINORITY INTERESTS                                       -              250,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

 Common stock: 30,000,000 shares authorized at
  $0.001 par value; 2,138,450 and 1,415,808 shares
  issued and outstanding, respectively                  2,139             1,416
 Capital in excess of par value                    12,867,963        10,751,226
 Accumulated deficit                              (10,509,575)       (8,740,161)

  Total Stockholders' Equity                        2,360,527         2,012,481

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 11,117,348    $  5,680,601

                        TRANS ENERGY, INC.
              Consolidated Statements of Operations
                           (Unaudited)


                                  For the Nine Months       For the Three Months
                                  Ended September 30,        Ended September 30,
                                    1998         1997         1998      1997

REVENUES

 Oil and gas sales             $   849,419  $   801,982  $   376,413  $ 258,432

  Total Revenues                   849,419      801,982      376,413    258,432

COSTS AND EXPENSES

 Cost of oil and gas               648,657      444,312      345,581    196,047
 Salaries and wages                 80,370      208,398       21,774     78,012
 Depreciation and amortization   1,286,478      219,136    1,205,217     42,784
 Selling, general and
  administrative                   542,502      921,092      130,405    299,608

  Total Costs and Expenses       2,558,007    1,792,938    1,702,977    616,451

  Net Income (Loss) from
   Operations                   (1,708,588)    (990,956)  (1,326,564)  (358,019)

OTHER INCOME (EXPENSE)

 Gain on sale of assets            239,129         -            -          -
 Bad debt expense                     -        (100,000)        -          -
 Interest income                       466       10,229            7         74
 Interest expense                 (300,421)    (267,903)    (160,647)   (86,736)

  Total Other Income (Expense)     (60,826)    (357,674)    (160,640)   (86,662)

NET LOSS BEFORE INCOME TAXES
 AND MINORITY INTERESTS         (1,769,414)  (1,348,630)  (1,487,204)  (444,681)

INCOME TAXES                          -            -            -          -

NET LOSS BEFORE  MINORITY
 INTERESTS                      (1,769,414)  (1,348,630)  (1,487,204)  (444,681)

MINORITY INTERESTS                    -            -            -          -

NET LOSS                       $(1,769,414) $(1,348,630) $(1,487,204) $(444,681)

PRIMARY LOSS PER SHARE

NET LOSS                       $     (0.93) $     (1.24) $     (0.68) $   (0.36)

FULLY DILUTED LOSS PER SHARE   $     (0.93) $     (1.24) $     (0.68) $   (0.36)

                        TRANS ENERGY, INC.
          Consolidated Statements of Stockholders' Equity


                                                      Capital in
                                     Common Shares     Excess of   Accumulated
                                     Shares  Amount    Par Value      Deficit

Balance, December 31, 1996          956,015  $   956  $ 8,929,501  $ (6,710,711)

Common stock issued for services
 at $5.64 per share                  87,500       88      492,099          -

Common stock issued for cash
 at $3.84 per share                 372,293      372    1,429,628          -

Contribution of capital by
 shareholders                          -        -          49,998          -

Common stock offering costs            -        -        (150,000)         -

Net loss for the year ended
 December 31, 1997                     -        -            -       (2,029,450)

Balance, December 31, 1997        1,415,808    1,416   10,751,226    (8,740,161)

Common stock issued for well costs
 at $4.00 per share (unaudited)      12,500       13       49,987          -

Contribution of capital by
 shareholders (unaudited)              -        -         208,210          -

Common stock issued for cash at
 $1.31 per share (unaudited)        236,312      236      310,514          -

Common stock issued for services
 at $3.61 per share (unaudited)     473,830      474    1,548,026          -

Net loss for the nine months ended
 September 30, 1998 (unaudited)        -        -            -       (1,769,414)

Balance, September 30, 1998
 (unaudited)                      2,138,450  $ 2,139  $12,867,963  $(10,509,575)

                         TRANS ENERGY, INC.
                Consolidated Statements of Cash Flows
                             (Unaudited)

                                   For the Nine Months     For the Three Months
                                   Ended September 30,     Ended September 30,
                                    1998         1997         1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                      $(1,769,414) $(1,348,630) $(1,487,204) $(444,681)
 Adjustments to reconcile net
  loss to cash provided by
  operating activities:
   Depreciation, depletion and
     amortization                1,286,478      219,136    1,205,217     42,784
  Minority interest                   -            -            -          -
  Common stock issued for
   services                      1,548,500      421,875         -       250,000
 Changes in operating assets
  and liabilities:
 Decrease (increase) in accounts
    receivable                      10,972       65,351          499      4,114
  Decrease (increase) in prepaid
   expenses                     (1,061,695)    (113,155)        -      (172,756)
  Decrease (increase) in loan
   acquisition costs            (2,702,165)      98,973         -        98,973
  Increase (decrease) in accounts
   payable and accrued expenses    457,052      692,396       49,827    196,514
  Increase (decrease) in interest
   payable                            -          (9,154)        -          -

    Cash Provided (Used) by
     Operating Activities       (2,230,272)      26,792     (231,661)   (25,052)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of property   259,129          -            -          -
   Expenditures for property and
    equipment                  (3,461,818)     (911,363)        -      (113,027)

   Cash Provided (Used) by
    Investing Activities         (3,202,689)   (911,363)        -      (113,027)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from debentures         4,625,400        -            -          -
 Borrowings of long-term debt       918,610   1,312,700      659,402       -
 Repayment to related parties          -       (410,541)        -          -
 Common stock issued for cash       310,750        -            -          -
 Principal payments on long-term
  debt                             (607,680)   (454,390)    (427,741)  (300,326)

     Cash Provided (Used) by
      Investing Activities        5,247,080     447,769      231,661   (300,326)

NET INCREASE (DECREASE) IN CASH    (185,881)   (436,802)        -      (438,405)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                185,881     481,846         -       483,449

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                   $     -     $   45,044   $     -    $   45,044

                        TRANS ENERGY, INC.
          Consolidated Statements of Cash Flows (Continued)
                             (Unaudited)

                                    For the Nine Months     For the Three Months
                                    Ended September 30,      Ended September 30,
                                     1998         1997        1998       1997

CASH PAID FOR:

   Interest                     $   214,223  $   181,167   $  74,449 $    -
   Income taxes                 $      -     $      -      $    -    $    -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued
    for services                $ 1,548,500  $   421,875   $    -    $ 250,000
   Conversion of debentures
    to equity                   $      -     $ 1,538,207   $    -    $1,038,207
   Common stock issued for
    well costs                  $    50,000  $      -      $    -    $     -

                         TRANS ENERGY, INC.
           Notes to the Consolidated Financial Statements
              September 30, 1998 and December 31, 1997


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited consolidated financial statements. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's
Consolidated Statements of Operations for the three month and nine month periods ended September 30, 1998, and September 30, 1997.
It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                   Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                    1998         1997         1998         1997
                                       (Unaudited)               (Unaudited)
Total revenues . . . . . . . . . .  100%         100%         100%         100%
Total costs and expenses . . . . .  452          238          301          223
Net income (loss form
  operations . . . . . . . . . . . (352)        (138)        (201)        (123)
Other income (expense) . . . . . .   43          (34)          (7)         (45)
Net (loss) before income
  taxes, minority interest
  and extraordinary income
 (loss). . . . . . . . . . . . . . (395)        (172)        (208)        (168)
Income taxes . . . . . . . . . . .    -            -            -            -
Minority interest. . . . . . . . .    -            -            -            -
Net (loss) before
  extraordinary income and
  discontinued operations          (395)        (172)        (208)        (168)
Loss from discontinued
  operations . . . . . . . . . . .    -            -            -            -
Net income (loss). . . . . . . . . (395)        (172)        (208)        (168)


    Total Revenues for the third quarter ended September 30, 1998 ("third quarter of 1998") and the nine months ended September 30, 1998 ("first nine months of 1998") increased 46% and 6%, respectively, compared with the corresponding 1997 periods. The increase is attributed to the Company's purchase of the Gulf Canada well interests located in Wyoming. Total costs and expenses as a percentage of total revenues increased from 238% in the third quarter of 1997 to 452% for the third quarter of 1998, and from 223% for the first nine months of 1997 to 301% for the 1998 period. Total costs and expenses for the third quarter of 1998 increased 176% compared to the 1997 period and 43% for the first nine months of 1998 compared to 1997 period. This increase is primarily attributed to the increase in depreciation and amortization costs of 2717% and 487% for the third quarter and first nine months of 1998, respectively, related to the Gulf Canada properties

    Selling, general and administrative expenses decreased 46% and 60% in the third quarter and first nine months of 1998, respectively. Interest expense increased 85% to $160,647 for the third quarter and 12% to $300,421 for the first nine months of 1998 due to increased borrowings to finance the Gulf Canada purchase. Salaries and wages decreased 72% and 61% for the third quarter and first nine months of 1998, respectively, compared to the same periods in 1997.

    The Company's net loss was $1,487,204 for the third quarter and $1,769,414 for the first nine months of 1998. Net losses for the third quarter and first nine months of 1997 were $444,681 and $1,348,630, respectively. The increase in net loss is attributed to the marked increase in depreciation and amortization costs for the 1998 periods.

    For the remainder of fiscal year 1998, management expects salaries and wages to remain level and other general and administrative expenses to remain at approximately the same rate as for the third quarter of 1998. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas. Management anticipates that revenues will likely increase during the remainder of 1998.

Net Operating Losses

    The Company has accumulated approximately $10,509,575 of net operating loss carryforwards as of September 30, 1998, which may be offset against future taxable income through the year 2011, when the carryforwards expire. The use of these carryforwards to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

    In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the period ended September 30, 1998, because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at September 30, 1998 of a negative $6,499,345 increased from a negative $ 1,922,429 at December 31, 1997. This change is primarily attributed to the increase in debentures payable of $4,625,000 related to the Gulf Canada acquisition. The Company anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations.

    As of September 30, 1998, the Company had total assets of $11,117,348 and total stockholders equity of $2,360,527 compared to total assets of $5,680,601 and total stockholders equity of $2,012,481 at December 31, 1997. This represents a $5,436,747 (96%) increase in total assets due primarily to the purchase of wells, and a $348,046 (17%) increase in total stockholders equity for the period due to the issuance of stock. For this same period, cash decreased from $185,881 to $0 and total current assets decreased 82% due to decreased accounts receivable and cash. Total current liabilities increased 187% attributed to the increase accrued expenses and debentures payable.

    At September 30, 1998, the Company's current portion of its long term debt was $94,263. In 1997, certain outstanding convertible debentures having a face value of $50,000 plus accrued interest were converted into common stock. In 1998, convertible debentures with a face value of $1,430,000 were converted into common stock. The Company currently anticipates that it will be able to provide for its debt obligations and repayments coming due during the remainder of 1998 from operating revenues generated by the Company.

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

Item 5.     Other Information

Recent Business Developments - Proposed Merger With Natural Gas
Technologies, Inc.

  On March 24, 1998, the Company entered into a Plan and Agreement of Merger with National Gas Technologies, Inc. ("NGT"), a Dallas, Texas based exploration company, pursuant to which NGT will be merged with and into the Company with the Company being the surviving corporate entity. The merger will be accomplished by way of the exchange of 100% of the issued and outstanding shares of NGT common stock and preferred stock for shares of the Company's common stock. The merger is subject to shareholder approval of both corporations and the effectiveness of the Company's registration statement which has been filed on Form S-4.

Item 6.     Exhibits and Reports on Form 8-K

  (b)  Reports on Form 8-K

  During the three month period ended September 30, 1998, the Company did not file any reports on Form 8-K.

                             SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRANS ENERGY, INC.



Date: November 23, 1998                 By  /S/ Loren E. Bagley
                                        LOREN E. BAGLEY, President
                                        and Chief Executive Officer
                                        (Chief Financial Officer)




Date: November 23, 1998                 By  /S/ William F. Woodburn
                                        William F. Woodburn, Vice
                                        President and Director
                                        (Principal Accounting Officer)