Form 10KSB
period 1998-12-31
TRANS ENERGY INC
filed 1999-04-15
CIK 919721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
               [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1998

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ ]

     State the issuer's revenues for its most recent fiscal year.
$ 1,230,916.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $_189,821 (Based on price of $.50 on April 14, 1999 and 404,642 shares held by non-affiliates)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                Outstanding as of December 31, 1998

     Common Stock, Par Value
       $.001 per share                       2,174,817

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE

Transitional Small Business Disclosure Format.   Yes [ ]  No [X]

                        TRANS ENERGY, INC.

                        TABLE OF CONTENTS

                                                                          Page

                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            1

Item 2.   Description of Property. . . . . . . . . . . . . . . .           12

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .           14

Item 4.   Submission of Matter to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . .           14

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .           14

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .           16

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           20

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .           43

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with Section 16(a)
          of the Exchange Act. . . . . . . . . . . . . . . . . .           43

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           45

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .           45

Item 12.  Certain Relationships and Related Transactions . . . .           47

                             PART IV

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           49

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . .           50









                              PART I

Item 1.   Description of Business

History

     Trans Energy, Inc. (the "Company" or "TSRG") is primarily engaged in the transportation, marketing and production of natural gas and oil, and also conducts exploration and development activities. The Company owns and operates 105 oil and gas wells and also owns and operates an aggregate of over 100 miles of three-inch, four-inch and six-inch gas transmission lines located within West Virginia in the Counties of Ritchie, Tyler, Doddridge, and Pleasants, which pipeline system gathers the gas emanating from certain of these wells and from wells owned by third parties. The Company has approximately 2,200 leasehold acres in the Sistersville, West Virginia field which forms part of the Keener and Big Injun sands geological formations. The Company also has 800 acres in the Powder River Basin in Crook County, Wyoming, which has not contributed to the revenues of the Company to date.

     The Company was originally organized on January 16, 1964 under the laws of the State of Idaho as Alter Creek Mining Company, Inc. In 1993, the Company changed its State of domicile to Nevada and changed its corporate name to Trans Energy, Inc. In May 1998, the Company's Board of Directors declared a reverse stock split and, accordingly, on June 5, 1998, the shares of the Company's common stock then outstanding were reverse split on a one (1) share for four (4) shares basis. All share of the Company's common stock referred herein are stated on a post-split basis.

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

     On March 24, 1998, the Company entered into a Plan and Agreement of Merger with Natural Gas Technologies, Inc. ("NGT"), a Dallas, Texas based exploration company, pursuant to which NGT was to merge with and into the Company with the Company being the surviving corporate entity. The merger was to be accomplished by way of the exchange of 100% of the issued and outstanding shares of NGT common stock and preferred stock for shares of the Company's common stock.

     On or about December 1, 1998, by mutual agreement of the parties, the Company and NGT suspended their plans to merge and terminated the Plan and Agreement of Merger. In anticipation of the merger, the Company caused to be prepared and filed with the Securities and Exchange Commission a joint proxy statement and registration statement pursuant to Form S-4. Upon request by the Company to the Commission, the registration statement was withdrawn.

     The Company's principal executive offices are located at 210
Second Street, P.O. Box 393, St. Marys, West Virginia 26170, and its telephone number is (304) 684-7053.

Business Development

     The Company has engaged in limited developmental drilling and no exploratory drilling in the last three years. Exploratory drilling involves drilling wells in areas where there are no proved reserves of gas or oil, to find a new commercially productive area in a field previously found to be productive or to significantly extend a known field. Development drilling involves the drilling of wells within proven areas of an oil and gas reservoir to depths where hydrocarbons are known to exist. Exploratory drilling involves a higher degree of risk of failure than developmental drilling, although there can be no assurance that a developmental well will yield commercial quantities of oil and gas. In 1997, the Company participated in two developmental drilling projects. One well was drilled on the Big Injun formation underlying the Company's Sistersville, West Virginia acreage and one well was drilled on the Company's acreage in the Powder River Basin in Wyoming.

     The Company has operated primarily in the Appalachian Basin, principally in Northwestern West Virginia. In Northwestern West Virginia, shallow wells drilled to a depth of up to 6,000 feet are characterized by long producing lives with low-volume production from low permeability reservoirs with a thickness ranging from 10 to 40 feet. A typical shallow well will encounter commercial gas production from between 4 and 10 separate and distinct production horizons. Due to mechanical and technical limitations, it is usually possible to produce only up to 2 to 5 of these formations simultaneously, and consequently, necessitates either the drilling of a twin well or recompletion of the original well at a later date where multiple productive formations are penetrated.

     The Company intends to focus its activities in the Appalachian Basin, which is geographically one of the largest gas and oil producing regions, and also in the Powder River Basin in Wyoming. Operators in the Appalachian Basin historically have experienced high drilling success rates in the formations of the Basin, with wells generally producing for more than 25 years although at low production volumes. The Appalachian Basin is located in close proximity to the largest gas markets in the United States and, historically, this has generally resulted in wellhead gas prices somewhat higher than those prices received in the Gulf Coast and the Mid-Continent producing regions.

     The Company's business strategy is to economically increase its reserves, production and sale of gas and oil from existing and acquired properties in the Appalachian Basin and elsewhere in order to maximize shareholders' return over the long term. The Company's strategic location in West Virginia enables the Company to actively pursue the acquisition and development of producing properties in that area that will enhance the Company's revenue base without proportional increases in overhead costs. The Company has directed its attention to Appalachian Basin properties in which it will have a significant ownership interest and will serve as operator.

     To accomplish this strategy, the Company has focused on increasing its gas and oil revenues through well recompletions, property acquisitions and exploitation programs. Since 1992, the Company's proved reserves of natural gas and oil have increased to 1,714 MMcf and to 1,705 MBbl, respectively. There can be no assurance, however, that the Company will be able to continue to expand its proved reserves of natural gas and oil.

     In September 1993, the Company acquired certain oil and gas assets including wells and pipelines, in exchange solely for shares of the Company's authorized but previously unissued common stock.
These acquisitions are summarized below:

     Tyler Construction Company, Inc.

     In September 1993, the Company acquired an interest equal to 65% of the total outstanding shares of Tyler Construction Company ("Tyler Construction") from Loren E. Bagley, the Company's President and a director, and William F. Woodburn, the Company's Vice President of Operations and a director. Tyler Construction owns and operates a natural gas gathering pipeline system serving the industrialized Ohio Valley. Tyler Construction also owns and operates 27 miles of six-inch pipeline and 10 miles of four-inch pipeline.

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



     Spencer Wells

     Also in September 1993, the Company acquired from Dennis L. Spencer all rights, title and interest to six producing oil and gas wells located in West Virginia, in exchange for the Company shares. Five of the wells identified as "Fowler," "Goff," "Locke," "McGill" and "Workman" are situated in Ritchie County in a proven reservoir field. The remaining well identified as "Spencer," is located in Tyler County. All six wells were completed in 1991 and have been producing oil and gas through the date hereof.

     The Pipeline, Ltd.

     Also in September 1993, the Company acquired from Tyler Pipeline, Inc. ("Tyler Pipeline") all rights, title and interest in the natural gas gathering pipeline system known as The Pipeline, Ltd. (the name of the pipeline, not a legal entity), a four-inch pipeline that begins at Twiggs, West Virginia, nine miles east of St. Marys, West Virginia where it intercepts Tyler Construction's trunk line system and proceeds due south for a distance of six miles. The Pipeline, Ltd. system is used for purchasing gas from third party producers. Mr. Woodburn, Vice President and a director of the Company, is also President and owns 50% of Tyler Pipeline. Mr. Bagley, President and a director of the Company, also owns 50% of Tyler Pipeline.

     Ritchie County Gathering Systems, Inc.

     In September 1993, the Company acquired all the issued and outstanding capital stock of Ritchie County Gathering Systems, Inc., a West Virginia corporation ("Ritchie County Gathering"). Ritchie County Gathering owns and operates a four-inch natural gas gathering line which begins five miles south of Cairo, West Virginia at Rutherford, and proceeds due south for 4.6 miles, crossing Mellon Ridge and ending at Macfarlan Creek approximately 1/2 mile north of the South Fork of the Hughes River. The Ritchie County Gathering pipeline is used for purchasing gas from third party producers and delivering such gas to Hope.

Current Business Activities

     On March 6, 1998, the Company entered into an agreement to purchase from GCRL Energy, Ltd. ("GCRL") all of GCRL's interest in the Powder River Basin in Campbell and Crook Counties, Wyoming, consisting of interests in five (5) wells, four (4) of which are producing, interests in 30,000 leasehold acres, and interests in approximately seventy-three miles of 3-D seismic data. The properties include three producing fields from Minnelusa Sandstone and were discovered on 3-D seismic. The Company made an initial payment for the properties of $50,000 and the balance of $2,987,962 was paid for with proceeds from the sale of The Company's Debentures. The Company obtained the $50,000 for the initial payment for the properties from a loan in that amount from NGT on February 25, 1998.

     The following table sets forth information concerning the existing oil production per day of the producing wells located on the GCRL property.

                             Gross Bbls.
Name of Well                 Oil Per Day  Net % to TSRG    Net Bbls. to TSRG

Sagebrush Fed #1                 105           48.8%                51
Sagebrush Fed #2                  77           47.5%                37
Pinon Fee #1                      38           51.2%                20
Sandbar Boley 31-36               54            .22%                 1
Sandbar State 1-36                 0           14.2%                 0
Sandbar State 2-36                31             33%                10
        TOTAL                    305                               119

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

     Although the Company will continue to transport and market natural gas through its various pipelines, there are no current plans to acquire or to lay any additional pipeline systems in 1999. Apart from the two wells drilled in the Powder River Basin in Wyoming and Sistersville, West Virginia, the Company has not drilled any new wells in the last three years.

Powder River Basin Wyoming

     On December 28, 1996, the Company purchased 420 acres in the Powder River basin in the State of Wyoming for $50,000 from an unaffiliated third party. Included in the purchase price was a condition that the previous owners would provide all of the geologic and geophysical work as part of the purchase price. On February 3, 1997 the Company leased an additional 480 acres that joined with its acreage position. The target formation is the Minnelusa "B1" sand. There presently are no producing wells on such acreage and no proved reserves located on the acreage owned by the Company.

     Five two-dimensional ("2-D") seismic lines and a 6-square mile three-dimensional ("3-D") seismic program have been shot across the acreage now held by the Company. Unlike 2-D seismic testing which provides a cross-sectional view of the subsurface of the Earth, 3-D testing provided a full, three-dimensional view of the subsurface. Such views allow for greater precision in the location of potential drilling sites. 3-D testing allows potential drillers to obtain accurate estimates of the size of oil and gas bearing structures and the profile of the structure. 2-D testing only informs the driller that an oil and gas bearing structure is in a particular area, without giving information as to size and shape. Without an accurate estimate of the size of the oil and gas bearing structures, it is difficult to accurately estimate the reserves in the structure, and, thus, the economic viability of drilling into a particular structure. Without an accurate profile of the structure, a driller may not hit the most economic portion of the structure.

     Water pressure primarily is responsible for the movement of oil within the area of The Company's acreage. Where water pressure is the cause of oil movement, finding the apex of the oil bearing structure is critical. Drilling into the apex of such a structure usually assures that a maximum amount of oil, and a minimal amount of water, will be recovered from a well. Hitting such a zone elsewhere than at the apex will result in a lower proportion of oil to water and reduced rates of recovery.

     The Company completed the drilling of the Fowler 22-8 in January 1998 and determined the well to be a dry hole and was plugged. The Company did not drill additional wells on its acreage during 1998.

Powder River Basin Wyoming   Wolffe Prospect

     On May 27, 1997, the Company purchased a 30% working interest in the Wolffe Prospect in the Powder River Basin in Campbell County, Wyoming for $65,000 from an unaffiliated third party. Included in the purchase price was a 30% working interest in the Wolffe #1-35 well and 30% interest in 240 acres. In October 1997, the Company participated in its share of the drilling of the Horizon 32-35 well. The target formation was the Minnelusa "B1" sand. The well was determined to be a dry hole and plugged.

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



Vulcan Energy Corporation.

     During March 1997, the Company ceased operations of Vulcan Energy Corporation ("Vulcan"), its 80% owned subsidiary, engaged in the lease crude oil gathering and marketing in Southeast Texas. Financial information with respect to discontinued operations is presented in Note 9 to The Company's consolidated financial statements.

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

     Natural gas delivered through The Company's pipeline network is sold either to Sancho Oil and Gas Corporation ("Sancho") at the industrial facilities near Sistersville, West Virginia, or to Hope, a local utility, on a year long basis ending January 31, 1999 at a variable price per month per Mcf. Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho charges the end user less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index and published Inside F.E.R.C. Index, at The Company's option, for the first 1,500 Mcf purchased per day by Hope and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for the Company there can be no assurance that prices paid by the Company to suppliers will be lower than the price which the Company would receive under the Hope arrangement. Prior to June 1, 1996, the price was the residential gas commodity index and when the market price of gas rose above such index, The Company's ability to purchase gas from third parties was adversely effected.

     The Company sells its oil production to third party purchasers under agreements at posted field prices. These third parties purchase the oil at the various locations where the oil is produced.

     Although management believes that the Company is not dependent upon any one customer, its marketing arrangement with Sancho Oil and Gas Corporation accounted for approximately 47% of The Company's revenue for the year ended December 31, 1998, and approximately 47% for the year ended December 31, 1997. This marketing agreement is in effect until September 1, 2003. The majority of the balance of the gas sold by the Company is marketed under a one year contract with Hope. The price under the agreement is set monthly and gas is sold as available with no volume requirements or restrictions. Sales to this customer made up approximately 49% of net revenues in 1998. No other single customer accounts for more than 10% of The Company's business.

     In addition to the natural gas produced by the Company's wells, it also purchased approximately 400 Mcf of natural gas per day in 1998.

Competition

     The Company is in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of the Appalachian and Powder River Basins and elsewhere, and competing for customers. Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of the Company's competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than the Company. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that there exists a viable market place for smaller producers of natural gas and oil and for operators of smaller natural gas transmission systems.

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

     Although past sales of natural gas and oil were subject to maximum price controls, such controls are no longer in effect. In any case, the deregulated price of natural gas under current market conditions tends to be substantially lower than most regulated ceilings. Other federal, state and local legislation, while not directly applicable to the Company, may have an indirect effect on the cost of, or the demand for, natural gas and oil.

Employees

     As of the date hereof the Company employs ten people full-time, consisting of two executives, three marketing and clerical persons, and five production persons. Management presently anticipates hiring additional employees as the business warrants and as funds are available.

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

Item 2.  Description of Property

     The Company's properties consist essentially of the working and royalty interests owned by the Company in various oil and gas wells and leases located in West Virginia. The Company's proved reserves for the years ended December 31, 1997, 1996 and 1995 are set forth below:

                                          December 31,
                                1998         1997        1996
Natural Gas (MMcf)
  Developed                     912,428      979,662     875,705
  Undeveloped                   801,654      801,654     801,654
  Total Proved                1,714,082    1,781,316   1,677,359
Crude Oil (MBbl)
  Developed                   1,504,813       30,870      16,343
  Undeveloped                   200,721      180,000     180,000
  Total Proved                1,705,534      210,870     196,343

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

                                       Years ended December 31,
Average sales price:              1998           1997           1996
    Gas (per mcf)                  2.70         $ 2.95         $ 3.56
    Oil (per bbl)                 10.04          16.44          19.22
   Average cost of
     production:
    Gas (per mcf)                  1.38           1.09         $ 1.02
    Oil (per bbl)                  8.28           6.54           6.12

    The Company has not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of The Company's last fiscal year.

    The following schedule sets forth the capitalized costs
relating to oil and gas producing activities by the Company for the past three fiscal years.
                                       Years ended December 31,
                                   1998          1997          1996
Proved oil and gas
 producing properties
 and related lease
 and well equipment             $7,553,880    $4,122,311     $3,799,387
Accumulated depreciation
 and depletion                    (527,140)     (433,799)      (407,934)
Net Capitalized Costs           $7,026,840    $3,688,512     $3,391,453

    The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to The
Company's proved oil and gas reserves.

                                        Years ended December 31,
                                   1998          1997          1996
Standardized measure,
 beginning of year               3,534,828    $3,611,702     $4,063,885
Oil and gas sales, net
 of production costs              (589,705)      (76,874)      (452,183)
Sales of mineral in place             -             -              -
Purchases                        5,289,539          -              -
Quantity estimates made          1,261,032          -              -
Standardized measure,
 end of year                    $9,495,694     $3,534,828     $3,611,702

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

    On May 14, 1997, a complaint entitled R&K Oil Company, Inc.
vs. Vulcan Energy Corporation and Trans Energy, Inc. was filed in District Court, Andrews County, Texas, 109th Judicial District (File #14,430). The complaint alleges the Company owes R&K Oil Company, Inc. $126,978 as a result of business transacted by Vulcan Energy Corporation. The complaint also seeks $500,000 for breach of contract. The Company settled the suit for $15,000 in December 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1998.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    Prior to October 1994 the Company's common stock traded on a limited basis in the over-the-counter market and quotations, when available, were published on the OTC Bulletin Board under the symbol "TSRG", and in the National Quotation Bureau, Inc. ("NQB") "pink sheets" under Trans Energy, Inc. In October 1994, the Company's common stock was accepted for trading on the Nasdaq Small-Cap Market ("Nasdaq") and is currently listed under the symbol "TSRG".

    Nasdaq has notified the Company that it is not in full compliance with the continued listing requirements of Nasdaq.
A hearing has been scheduled for April 15, 1999 whereby Nasdaq will determine whether the Company can demonstrate its ability to sustain long term compliance with all applicable maintenance criteria. Nasdaq will make a final decision on the Company's continued listing on Nasdaq following the hearing.

    Set forth in the table below are the quarterly high and low prices of the Company's common stock as obtained from the Nasdaq
Small-Cap Market for the past two fiscal years.

                                   High            Low
         1997
              First Quarter       $ 6.56         $ 2.00
              Second Quarter      $ 3.28         $ 1.25
              Third Quarter       $ 2.00         $  .63
              Fourth Quarter      $ 2.00         $  .63
         1998
              First Quarter       $ 1.67         $  .50
              Second Quarter      $ 1.25         $ 1.00
              Third Quarter       $ 2.38         $  .50
              Fourth Quarter      $ 1.37         $  .44


     As of December 31, 1998, there were 197 holders of record of the common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance its operations.

Recent Sales of Unregistered Securities

     A description of recent sales of unregistered securities can be found in the Consolidated Statements of Stockholders' Equity and
Note 11 to the Consolidated Financial Statements which can be found elsewhere within this Form 10-KSB.

     On September 10, 1998, the Company closed an offering of convertible debentures whereby the Company realized gross proceeds of $4,625,400. The proceeds were used to acquire the GCRL interests and related expenses. Shares issuable upon conversion of the Debentures are subject to a registration statement that has been filed with the Commission.

       Issuances of securities by the Company were made in reliance upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) thereunder.

Item 6.   Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

                      Results of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's
Statements of Operations for the two most recent fiscal years ended December 31, 1998, and 1997. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                                       Fiscal Years Ended
                                                           December 31,
                                                       1998          1997
Total revenues . . . . . . . . . . . . . . . . .        100%          100%
Total costs and expenses . . . . . . . . . . . .        385           245
Total other income (expenses). . . . . . . . . .        (22)          (33)
Net income (loss) before taxes and
  minority interest. . . . . . . . . . . . . . .       (291)         (178)
Income taxes . . . . . . . . . . . . . . . . . .          -             -
Net loss from discontinued operations. . . . . .          0            (4)
  Minority interest. . . . . . . . . . . . . . .          0             0
Net income (loss). . . . . . . . . . . . . . . .       (291)         (182)


For the Year Ended December 31, 1998 Compared to the Year Ended
December 31, 1997.

    Total revenues of $1,230,916 for the year ended December 31, 1998 ("1998") increased 10% compared to $1,115,037 for the year ended December 31, 1997 ("1997"). In 1998, oil made up 13% of total revenues as compared to only 3% in 1997. Accordingly, gas sales decreased from 97% of sales in 1997 to 77% in 1998. This increase was due to the purchase of the Gulf Canada interests in Wyoming which produces oil and not natural gas.

    The Company had a net loss of $3,583,200 for 1998. The Company's total costs and expenses increased from 245% of sales in 1997 to 385% of sales in 1998. The cost of oil and gas decreased from 69% of sales in 1997 to 65% of sales in 1998. Selling, general and administrative expenses also decreased 62% due in part to the issuance of stock by the Company for services rendered. Salaries and wages increased 62% due to the Company's executives receiving a salary which is being accrued by the Company. Depreciation, depletion and amortization increased 1073% in 1998 from 1997 due to the amortization of offering costs in a capital raising transaction and acquisition of Wyoming wells. Interest expense in 1998 increased 151% over 1997 due to the issuance of debentures.

Net Operating Losses

    The Company has accumulated approximately $12,320,000 of net operating loss carryforwards as of December 31, 1998, which may be offset against future taxable income through the year 2013 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

                 Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at December 31, 1998 was a negative $6,812,876 compared with a negative $1,922,427 at December 31, 199y. This change was primarily attributed to increased expenditures by the Company and its operating losses. The Company anticipates meeting its working capital needs during the 1999 fiscal year with revenues from operations.

    As of December 31, 1998, the Company had total assets of $10,353,838 and stockholders' equity of $2,321,706 compared to total assets of $5,680,601 and total stockholders' equity of $2,012,481 at December 31, 1997. For this same period, cash decreased from $185,881 to $0 on December 31, 1998, and total current assets decreased from $362,483 to $251,036 due to the decrease in cash. Total current liabilities increased from $2,284,912 to $5,063,912 on December 31, 1998 primarily due to an increase in debentures payable of $4,246,744.

    The Company's current portion of its long-term debt is $990,427. The Company currently anticipates that it will be able to provide for its debt obligations and repayments coming due during fiscal 1999 from revenues generated by the Company.

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Year 2000

    Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

    The Company has completed its assessment of the Year 2000 issue and believes that any costs of addressing the issue will not have a material adverse impact on the Company's financial position. The Company believes that its existing accounting computer systems and software will not need to be upgraded to mitigate the Year 2000 issues. The Company has not incurred any costs associated with its assessment of the Year 2000 problem. In the event that Year 2000 issues impact the Company's accounting operations and other operations aided by its computer system, the Company believes, as part of a contingency plan, that it has adequate personnel to perform those functions manually until such time that any Year 2000 issues are resolved.

    The Company believes that third parties with whom it has material relationships will not materially be affected by the Year 2000 issues as those third parties are relatively small entities which do not rely heavily on information technology ("IT") systems and non-IT systems for their operations. However, if the Company and third parties upon which it relies are unable to address any Year 2000 issues in a timely manner, it could result in a material financial risk to the Company, including loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

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

Recent Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

    The FASB has also issued SFAS No. 130, "Reporting
Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.



    SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes that the implementation of the new standards will not have a material effect on the Company's financial statements.

    The FASB has also issued SFAS No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Item 7.       Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1998 and 1997 have all been examined to the extent indicated in their report by Jones, Jensen & Company, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                   INDEPENDENT AUDITORS' REPORT


Board of Directors
Trans Energy, Inc. and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans Energy, Inc. and Subsidiaries as of December 31, 1998 and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has generated significant losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
February 24, 1999

               TRANS ENERGY, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet


                              ASSETS

                                                                December 31,
                                                                   1998

CURRENT ASSETS

  Cash                                                       $       -
  Accounts receivable                                             249,528
  Prepaid and other current assets                                  1,508

     Total Current Assets                                         251,036

PROPERTY AND EQUIPMENT (Note 2)

  Vehicles                                                         94,589
  Machinery and equipment                                          10,092
  Pipelines                                                     2,254,908
  Well equipment                                                  253,429
  Wells                                                         7,337,682
  Leasehold acreage                                               541,625
  Accumulated depreciation                                     (1,777,079)

     Total Fixed Assets                                         8,715,246

OTHER ASSETS

  Prepaid closing costs (Note 1)                                  675,443
  Prepaid advertising (Note 1)                                    687,173
  Related party receivables (Note 4)                               21,231
  Loan acquisition costs                                            3,509

     Total Other Assets                                         1,387,356

     TOTAL ASSETS                                            $ 10,353,638

               TRANS ENERGY, INC. AND SUBSIDIARIES
              Consolidated Balance Sheet (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              December 31,
                                                                  1998
CURRENT LIABILITIES

 Cash overdraft                                              $      5,013
 Accounts payable - trade                                       1,029,461
 Accrued expenses                                                 566,469
 Salaries payable                                                 225,798
 Notes payable - current portion (Note 3)                         990,427
 Debentures payable (Note 11)                                   4,246,744

  Total Current Liabilities                                     7,063,912

NET LIABILITIES IN EXCESS OF THE ASSETS OF
 DISCONTINUED OPERATIONS (Note 9)                                 104,911

LONG-TERM LIABILITIES

 Notes payable (Note 3)                                           863,109

  Total Long-Term Liabilities                                     863,109

  Total Liabilities                                             8,031,932

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 6)

 Common stock; 30,000,000 shares authorized at $0.001 par value;
  2,174,817 shares issued and outstanding                           2,174
 Capital in excess of par value                                14,642,893
 Accumulated deficit                                          (12,323,361)

  Total Stockholders' Equity                                    2,321,706

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 10,353,638

               TRANS ENERGY, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations


                                                        For the Years Ended
                                                            December 31,
                                                       1998            1997

OIL AND GAS SALES                                 $  1,230,916    $  1,115,037

COSTS AND EXPENSES

  Cost of oil and gas                                  797,504         748,757
  Salaries and wages                                   331,514         203,940
  Depreciation, depletion and amortization           3,031,132         325,206
  Selling, general and administrative                  584,191       1,453,954

     Total Costs and Expenses                        4,744,341       2,731,857

LOSS FROM CONTINUING OPERATIONS                     (3,513,425)     (1,616,820)

OTHER INCOME (EXPENSE)

  Other income                                             563          10,229
  Interest expense                                    (424,520)       (281,867)
  Gain on disposition of assets                        150,860           1,500
  Bad debt expense                                        -           (100,000)

     Total Other Income (Expense)                     (273,097)       (370,138)

NET LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES AND MINORITY INTERESTS                (3,786,522)     (1,986,958)

INCOME TAXES (Note 1)                                     -               -

LOSS FROM CONTINUING OPERATIONS BEFORE
 MINORITY INTERESTS AND DISCONTINUED OPERATIONS     (3,786,522)     (1,986,958)

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS
 (Note 9)                                              203,322         (42,492)

LOSS BEFORE MINORITY INTERESTS AND OTHER
 COMPREHENSIVE INCOME                               (3,583,200)     (2,029,450)

MINORITY INTERESTS                                        -               -

OTHER COMPREHENSIVE INCOME                                -               -

COMPREHENSIVE LOSS                                $ (3,583,200)   $ (2,029,450)

               TRANS ENERGY, INC. AND SUBSIDIARIES
        Consolidated Statements of Operations (Continued)


                                                          For the Years Ended
                                                               December 31,
                                                         1998             1997

BASIC LOSS PER SHARE

  Continuing operations                            $     (2.07)   $      (0.44)
  Discontinued operations                                 0.11            -

                                                   $     (1.96)   $      (0.44)
FULLY DILUTED LOSS PER SHARE

  Continuing operations                            $     (0.34)   $      (0.44)
  Discontinued operations                                 0.02            -

                                                   $     (0.32)   $      (0.44)

                TRANS ENERGY, INC. AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity


                                                      Capital in
                                      Common Shares    Excess of   Accumulated
                                     Shares   Amount   Par Value     Deficit

Balance, December 31, 1996          956,015  $   956  $ 8,929,501  $(6,710,711)

Common stock issued for services
 at $1.41 per share                  87,500       87      492,100         -

Common stock issued for cash
 at $0.96 per share                 372,293      372    1,429,628         -

Contribution of capital by
 shareholders                          -        -          49,998         -

Common stock offering costs            -        -        (150,000)        -

Net loss for the year ended
 December 31, 1997                     -        -            -      (2,029,450)

Balance, December 31, 1997        1,415,808    1,415   10,751,227   (8,740,161)

Contribution of capital by
 shareholders                          -        -         208,210         -

Common stock issued for services
 at $1.45 per share                 248,812      249      360,501         -

Common stock issued for debt
 conversion at $1.65 per share       36,364       36       59,964         -

Common stock issued for prepaid
 closing fees at $3.27 per share    473,833      474    1,548,427         -

Contributed capital from discount
 on debentures                         -        -       1,714,564         -

Net loss for the year ended
 December 31, 1998                     -        -            -      (3,583,200)

Balance, December 31, 1998        2,174,817  $ 2,174  $14,642,893 $(12,323,361)

                  TRANS ENERGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows


                                                         For the Years Ended
                                                             December 31,
                                                         1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                         $ (3,583,200)   $ (2,029,450)
  Adjustments to Reconcile Net Loss to Cash
   Provided by Operating Activities:
    Depreciation and depletion                        3,031,132         325,206
    Minority interest                                    -              250,000
    (Gain) loss on disposition of assets               (150,860)         (1,500)
    Bad debt expense                                     -              100,000
    Common stock issued for services                    360,750         492,837
    (Gain) loss on discontinued operations             (203,322)       (477,896)
  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable          (74,368)        (39,404)
    Decrease (increase) in prepaid and other
     current assets                                  (1,538,124)         58,160
    Decrease (increase) in related party receivables    (21,231)           -
    Increase (decrease) in accounts payable and
     accrued expenses                                   648,138         721,716

       Cash Provided (Used) by Operating Activities  (1,531,085)       (600,331)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property and equipment          309,129            -
  Expenditures for property and equipment            (3,902,098)       (918,685)

       Cash Provided (Used) by Investing Activities  (3,592,969)       (918,685)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on related party advances             -           (605,190)
  Proceeds from sale of common stock                       -          1,429,350
  Principal payments on notes payable                  (625,070)       (211,109)
  Proceeds from notes payable                           937,844         610,000
  Proceeds from debentures                            4,625,400            -

      Cash Provided (Used) by Financing Activities  $ 4,938,173     $ 1,223,051

                  TRANS ENERGY, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Continued)


                                                         For the Years Ended
                                                             December 31,
                                                         1998           1997

NET INCREASE (DECREASE) IN CASH                     $  (185,881)    $  (295,965)

CASH AND CASH EQUIVALENTS,  BEGINNING OF YEAR           185,881         481,846

CASH AND CASH EQUIVALENTS,  END OF YEAR             $      -        $   185,881

CASH PAID FOR:

  Interest                                          $   120,049     $   279,525
  Income taxes                                      $      -        $      -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                  $   360,750     $   492,837
  Shareholder loans contributed to capital          $      -        $    49,998
  Contribution of shareholder salaries              $   208,210     $      -

               TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


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

       c. Basic Loss per Share of Common Stock

       The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. Fully diluted loss per share of common stock as disclosed in the accompanying consolidated statements of operations includes all common stock equivalents.

               TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                   December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d. Provision for Taxes

       At December 31, 1998, the Company had net operating loss carryforwards of approximately $12,320,000 that may be offset against future taxable income through 2013. No tax benefit of the loss carryforward has been reported in the consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards is offset by a valuation allowance of the same amount.

       e. Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       f. Principles of Consolidation

       The consolidated financial statements include the Company and its wholly owned subsidiary, Ritchie County Gathering Systems, Inc., its 65% owned subsidiary, Tyler Construction Company, Inc. All significant intercompany accounts and transactions have been eliminated.

       g. Presentation

       Certain 1997 balances have been reclassified to conform to the presentation of the 1998 consolidated financial statements.

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

               TRANS ENERGY, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       j.  Prepaid Closing Costs

       Prepaid closing costs consisted of the following at December 31, 1998:

              473,833 shares issued, valued at $3.27 per share     $ 1,548,901
              Debentures issued for no cash consideration              195,400
              Costs paid at the closing of the debenture financing     281,009
                   Less accumulated amortization                    (1,349,867)

                   Net Prepaid Closing Costs                       $   675,443

       The prepaid closing costs are associated with the debentures which were issued in 1998 (Note 11) and are being amortized over a 1 year life.

       The remaining balance of $675,443 will be amortized in the first quarter of 1999. Amortization expense for the year ended December 31, 1998 was $1,349,867.

       k.  Prepaid Advertising

       Prepaid advertising consisted of the following at December 31, 1998:

                 Costs paid out of the debenture closing       $ 1,062,628
                      Less accumulated amortization               (374,455)
                      Net Prepaid Advertising                  $   687,173

       These advertising costs are amortized over the term of the contract which expires May 15, 2000 and are associated with preparing Company press releases and providing them to the public in various publications and trade journals. Amortization expense for the year ended December 31, 1998 was $374,455.

       l.  Change in Accounting Principle

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has retroactively applied the provisions of this new standard by showing the other comprehensive income (loss) for all years presented.

              TRANS ENERGY, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


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

       Based upon the reserve estimates, depletion and depreciation on these properties and the related equipment is computed under the units-of-production method as required by generally accepted accounting principles. In 1994 and 1993, the Company refurbished a number of wells. In 1995, the Company obtained a reserve study which showed that the oil and gas reserves are higher than originally reported because the fix-up work allowed the producing wells to produce greater quantities and put some non-productive wells into production. In 1998, the Company obtained an updated reserve report following the sale of 10 wells in West Virginia.

NOTE 3 - LONG-TERM DEBT

       The Company had the following debt obligations at December 31, 1998:

  Calhoun County Bank, secured by oil and gas well interests, payable in monthly installments of $1,859 including interest at variable rates, (lender's base rate of 9.00% as of December 31,
   1998), matures April 12, 1999.                                      $  5,367

  Calhoun County Bank, secured by oil and gas well interests, payable in monthly installments of $269 including interest at variable rates, (lender's base rate of 9.00% as of December 31, 1998), matures
   April 12, 1999.                                                        1,095

  Calhoun County Bank, secured by oil and gas well  interests, payable in monthly installments of $1,300 including interest at variable rates, (lender's base rate of 9.00% as of December 31, 1998), matures
   April 12, 1999.                                                        7,675

  Balance forward                                                      $ 14,137

               TRANS ENERGY, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 3 - LONG-TERM DEBT (Continued)

  Balance forward                                                  $  14,137

  New York Life, secured by cash value in policy, interest payable
   annually at 7.25% interest rate.                                   24,111

  First National Bank of St. Marys, $9,244 payable monthly, 12.5%
   interest rate, secured by equipment.                              587,218

    Union Bank of Tyler County, interest at 11.5% due quarterly,
   renewable, due on demand, secured by equipment.                    19,756

  Union Bank of Tyler County, principal and interest due on March 14,
   1999, interest rate of 14%, secured by vehicle.                    31,122

  Bank of Paden City, interest payable quarterly, prime +2%, due
   on demand, secured by officers personal assets.                   303,193

  Note payable to an individual, due on demand, bearing interest at
   9.75%, unsecured.                                                 292,078

  Bank of Paden City, secured by vehicles, various maturity dates,
   principal and interest due monthly at 9.25% to 10.25%.             17,100

  Note due to a private individual, due November 7, 1996 with interest
   at 20%, unsecured.                                                135,460

  Note due to an individual, due August 1999 with interest at 7.50%, requiring monthly payments of $3,000, secured by personal guarantee
   of officer.                                                       259,859

  Note payable to RR Donnelley, payments of $3,244 of
   principal and interest at 10.4% due monthly, unsecured.           114,573

  Note due to an individual, due on demand with interest at 7.00%,
  unsecured.                                                          54,929

       Total                                                       1,853,536

       Less Current Portion                                         (990,427)

       Total Long-Term Debt                                       $  863,109

               TRANS ENERGY, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 3 - LONG-TERM DEBT (Continued)

    Future maturities of long-term debt are as follows:

    1999                          $   990,427
    2000                              316,582
    2001                               91,697
    2002                               81,257
    2003                               70,346
    2004 and thereafter               303,227

         Total                    $ 1,853,536

NOTE 4 - RELATED PARTY TRANSACTIONS

  a. Marketing Agreement - Sancho

  Natural gas delivered through the Company's pipeline network is sold either to Sancho Oil and Gas Corporation ("Sancho"), a company owned by the President of the Company, at the industrial facilities near Sistersville, West Virginia, or to Hope, a local utility, on a year long basis ending January 31, 1999 at a variable price per month per Mcf. Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho.

  b.  Capital Contributions

  During 1998, officers of the Company contributed $208,210 of their accrued salaries to additional paid-in capital.

  c.  Receivables

  The Company has various receivables from and payables to the officers and companies of the officers. These amounts have been grouped together with a net receivable of $21,231. These receivables and payables are non-interest bearing, due on demand and unsecured.

NOTE 5 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

  The Company's marketing arrangement with Sancho accounted for approximately 47% of the Company's revenue for the year ended December 31, 1998. This marketing agreement is in effect until December 1, 2003. Another customer also generated sales in excess of 10% of the Company's total sales. Sales to this customer made up approximately 49% of net revenues in 1998.

               TRANS ENERGY, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997

NOTE 6 - STOCKHOLDERS' EQUITY

  In 1998, the Company issued 248,812 shares of common stock for $360,750 of services. The Company also issued 36,364 shares of common stock to reimburse a party for $60,000 which was advanced to the Company. The Company issued 473,833 shares of common stock for prepaid closing fees related to the issuance of the convertible debentures (Note
  11). In 1998, officers of the Company contributed accrued salaries of $208,210 to the Company.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

  Several vendors of Vulcan Energy, Inc., the discontinued operation, have filed legal action against Vulcan Energy, Inc. and the Company alleging breach of contract and non-payment of outstanding obligations. Those vendors are also seeking other damages and assessments. The Company has included in the net liabilities of the discontinued operations of Vulcan Energy, Inc., amounts which they believe are owing to those vendors. These actions are still in the discovery stage and the Company is attempting to negotiate settlements with those vendors. The Company believes that the amounts accrued in the accompanying consolidated financial statements are adequate to satisfy these claims.

  A former officer of Vulcan Energy, Inc. has filed suit against the Company, its officers and directors and Vulcan Energy, Inc., asserting a claim against these parties based upon a breach of contract and fraud in connection with his employment with Vulcan Energy, Inc.. The parties to this action have filed response vigorously contesting the allegations and have filed a countersuit to this action. Management believes that the Company and the ultimate outcome of these actions and their possible effects on the consolidated financial statements will not be material.

  The Company pays $1,400 per month for leased office space which is on a month-to-month basis.

NOTE 8 - GOING CONCERN

  The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 1998, and has a working capital deficit at December 31, 1998. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. (See also Notes 10 and 11)

              TRANS ENERGY, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 9 - VULCAN ENERGY, INC. - DISCONTINUED OPERATIONS

  In March 1997, the Board of Directors of the Company decided to discontinue the operations of Vulcan Energy, Inc., its 80% owned subsidiary. The following is a summary of income (loss) from operations of Vulcan Energy, Inc.

                                             1998          1997

  OIL AND GAS SALES                     $      -        $    -
  COST OF SALES                                -             -

  OPERATING EXPENSES                           -             -

    General and administrative                 -          (42,492)

       Total Operating Expenses                -          (42,492)

  Loss from discontinued operations            -          (42,492)

  Gain on release of debt                   203,322          -

  Net Gain (Loss) from
    Discontinued Operations             $   203,322     $ (42,492)

  The Company retains no assets which were attributable to Vulcan. No income tax benefit has been attributed to the gain (loss) from discontinued operations.

  Net liabilities in excess of assets totaling $104,911 have been reflected separately in the accompanying consolidated balance sheet as of December 31, 1998.

NOTE 10 - JOINT VENTURE

  The Company entered into a joint venture with Natural Gas
  Technologies, Inc. (NGT) to form Sundance Producers, LLC.
  This joint venture was engaged in oil and gas production activities in Wyoming. The joint venture drilled a dry hole and has been discontinued.

NOTE 11 - CONVERTIBLE DEBENTURES

  The Company has issued $4,625,400 face value of 8% Secured Convertible Debentures due March 31, 1999 (the "Debentures") Interest shall accrue upon the date of issuance until payment in full of the principal sum has been made or duly provided for. Holders of the Debentures shall have the option, at any time, until maturity, to convert the principal amount of their Debenture, or any portion of the principal amount which is at least $10,000 into shares of the Company's Common Stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the Company's Common Stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the Debentures. Any accrued and unpaid interest shall be payable, at the option of the Company, in cash or in shares of the Company's Common Stock valued at the then effective conversion price.

              TRANS ENERGY, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997

NOTE 11 - CONVERTIBLE DEBENTURES (Continued)

  Pursuant to the terms of the Debentures, the Company has agreed to file a registration statement with the Commission to register the shares of the Company's Common Stock into which the Debentures may be converted. Upon effectiveness of the registration statement, the shares of the Company's Common Stock underlying the Debentures, when issued, will be deemed registered securities and will not be restricted as to the resale of such securities. If the Company fails to file its registration statement with forty-five (45) days from the closing of the Debenture offering, the Company may be obligated to increase by up to fifteen percent (15%) the number of shares issuable upon conversion to each holder.

  The Company has accrued a discount on the Debentures of $1,714,564 to compensate for the seventy percent (70%) bid conversion from and for a five percent (5%) penalty discount on the conversion of the Debentures and contributed this amount to additional paid-in capital. The Company amortized $1,143,043 of the discount to interest expense. The balance of $571,521 will be recorded as interest expense in the first quarter of 1999.

  If the convertible debentures were converted at December 31
  1998, the Company would have been obligated to issue up to 15,858,515 shares of common stock.

NOTE 12 - YEAR 2000

  Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

  The Company has completed its assessment of the Year 2000 issue and believes that any costs of addressing the issue will not have a material adverse impact on the Company's financial position. The Company believes that its existing computer systems and software will not need to be upgraded to mitigate the Year 2000 issues. The Company has not incurred any costs associated with its assessment of the Year 2000 problem. In the event that Year 2000 issues impact the Company's accounting operations and other operations aided by its computer system, the Company believes, as part of a contingency plan, that it has adequate personnel to perform those functions manually until such time that any Year 2000 issues are resolved.

  The Company believes that third parties with whom it has material relationships will not materially be affected by the Year 2000 issues as those third parties are relatively small entities which do not rely heavily on information technology ("IT") systems and non-IT systems for their operations. However, if the Company and third parties upon which it relies are unable to address any Year 2000 issues in a timely manner, it could result in a material financial risk to the Company, including loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

              TRANS ENERGY, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 13 - GCRL ENERGY LTD. ACQUISITION

  On April 1, 1998, the Company purchased the GCRL Energy Ltd. Powder River Basin properties, located in Campbell and Crook Counties, Wyoming. The properties consist of three producing fields named Pinion, Sagebrush and Sandbar, undeveloped acreage consisting of approximately 30,600 gross and 23,923 net acres and seventy-three miles of 3-D seismic covering approximately 30 undrilled leads and prospects on the undeveloped acreage.

  Consolidated proforma combined statements of operations for the year ended December 31, 1997 are presented as follows:

                                    Trans Energy        GCRL        Combined

  Oil and gas sales                 $  1,115,037    $  756,178   $  1,871,215

  Costs and expenses                   2,731,857        99,069      2,830,926

  Income (loss) from continuing
   operations                         (1,616,820)      657,109       (959,711)

  Other income (expense)                (370,138)         -          (370,138)

  Loss from discontinued
   operations                            (42,492)         -           (42,492)

  Net Income (Loss)                $  (2,029,450)   $  657,109   $ (1,372,341)

  Net Income (Loss) Per Share      $       (0.44)   $     0.14   $      (0.30)

              TRANS ENERGY, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                     December 31, 1998 and 1997


S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


    (1)              Capitalized Costs Relating to
                  Oil and Gas Producing Activities

                                                             December 31,
                                                          1998         1997

    Proved oil and gas producing properties and related
     lease and well equipment                          $ 7,553,980  $ 4,122,311
    Accumulated depreciation and depletion                (527,140)    (433,799)

    Net Capitalized Costs                              $ 7,026,840  $ 3,688,512


    (2)       Costs Incurred in Oil and Gas Property
       Acquisition, Exploration, and Development Activities


                                                      For the Years Ended
                                                          December 31,
                                                       1998          1997
    Acquisition of Properties
       Proved                                      $ 3,478,571   $   65,000
       Unproved                                         81,492      573,479
    Exploration Costs                                     -         164,900
    Development Costs                                  283,129      280,206


 The Company does not have any investments accounted for by the equity method.

    (3)              Results of Operations for
                        Producing Activities
                                                       For the Year Ended
                                                           December 31,
                                                        1998         1997

    Sales                                          $   589,705   $  390,922

    Production costs                                  (187,943)    (128,190)
    Depreciation and depletion                         (27,258)     (25,865)

    Results of operations for producing activities
     (excluding corporate overhead and
     interest costs)                               $   374,504   $  238,867

                TRANS ENERGY, INC. AND SUBSIDIARIES
               S.F.A.S.  69  Supplemental Disclosures
                     December 31, 1998 and 1997
                            (Unaudited)


S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

    (4)             Reserve Quantity Information

                                                         Oil       Gas
                                                         BBL       MCF

    Balance, December 31, 1996                         196,343   1,677,359

      Production                                        (1,343)   (125,210)
      Purchased and developed                           15,870     229,167

    Balance, December 31, 1997                         210,870   1,781,316

      Sales of properties                               (7,674)       -
      Production                                        (2,475)    (67,234)
      Purchases and developed                        1,504,813        -

    Balance, December 31, 1998                       1,705,534   1,714,082

    Proved developed reserves:
                                                         Oil        Gas
                                                         BBL        MCF

      Beginning of the year 1998                       210,870   1,781,316
      End of the year 1998                           1,705,534   1,714,082

      Beginning of the year 1997                       196,343   1,677,359
      End of the year 1997                             210,870   1,781,316


    During 1998, 1996, 1995, 1992, 1991 and 1990, the Company had
    reserve studies and estimates prepared on its various properties. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

                TRANS ENERGY, INC. AND SUBSIDIARIES
               S.F.A.S.  69  Supplemental Disclosures
                     December 31, 1998 and 1997
                            (Unaudited)

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

    (5)          Standardized Measure of Discounted
                 Future Net Cash Flows Relating to
                    Proved Oil and Gas Reserves

                        At December 31, 1998

                                                            Trans Energy
                                                               and
                                                           Subsidiaries
    Future cash inflows                                   $   46,761,608
    Future production and development costs                  (16,787,417)
    Future net inflows before income taxes                    29,974,191
    Future income tax expense                                (10,191,225)
    Future net cash flows                                     19,782,966
    10% annual discount for estimated timing of cash flows   (10,287,002)

    Standardized measure of discounted future net cash flows $ 9,495,694

    Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

                        At December 31, 1997

                                                            Trans Energy
                                                               and
                                                           Subsidiaries
    Future cash inflows                                    $  17,407,048
    Future production and development costs                   (6,249,130)
    Future net inflows before income taxes                    11,157,918
    Future income tax expense                                 (3,793,693)
    Future net cash flows                                      7,364,225
    10% annual discount for estimated timing of cash flows    (3,829,397)

    Standardized measure of discounted future net cash flows $ 3,534,828

    The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:
                                                       For the Years Ended
                                                            December 31,
                                                       1998           1997

    Standardized measure, beginning of year       $   3,534,828    $ 3,611,702
    Oil and gas sales, net of production costs         (589,705)      (390,922)
    Sales of mineral in place                              -              -
    Purchases                                         5,289,539           -
    Quantity estimates made                           1,261,032        314,048

    Standardized measure, end of year             $   9,495,694    $ 3,534,828

                TRANS ENERGY, INC. AND SUBSIDIARIES
               S.F.A.S.  69  Supplemental Disclosures
                     December 31, 1998 and 1997
                            (Unaudited)


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

     This Item is not Applicable.

                              PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held with the Company by it's directors and executive officers:

     Name                 Position        Director Since     Age
Loren E. Bagley       President, C.E.O.   August 1991         56
                       and Director
William F. Woodburn   Vice President      August 1991         57
                       and Director
John B. Sims          Director            January 1988        73
Gary F. Lawyer        Director            December 1997       51

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Each of the Company's officers and directors is required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports have not filed on a timely basis and will be submitted to the Securities and Exchange Commission.

Item 10.  Executive Compensation

     The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors, nor has the Company entered into employment contracts with any of the aforementioned persons.

Cash Compensation

     The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the years ended December 31, 1996, 1997 and 1998, to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                     Summary Compensation Table
                                                  Other      All
                                                  Annual    Other
Name and                                          Compen-  Compen-
Principal Position      Yea     Salary    Bonus   sation   sation

Loren E. Bagley,        1998   $   -0-    $ -0-   $ -0-   $ -0-
President, C.E.O.       1997   $ 18,000   $ -0-   $ -0-   $ -0-
                        1996   $   -0-    $ -0-   $ -0-   $ -0-

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth information, to the best knowledge of the Company as December 31, 1998, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group, and is adjusted to reflect the two shares for five shares reverse stock split effected by the Company on September 22, 1993, and the one share for four shares reverse stock split effected June 5, 1998.

Name and Address                    Amount and Nature of          Percent
of Beneficial Owner                 Beneficial Ownership        of Class(1)
Loren E. Bagley *                        417,364(2)                 16.8%
  210 Second Street
  St. Marys, WV 26170
William F. Woodburn *                    424,527(3)                 17.1%
  210 Second Street
  St. Marys, WV 26170
John B. Sims *                            38,807(4)                  1.8%
  210 Second Street
  St. Marys, WV 26170
Gary F. Lawyer *                          25,000(5)                  1.1%
  21430 Timtam Circle
  Parker, CO 80134

Karla Spencer                            148,944                     6.8%
  P.O. Box 24
  Alma, WV 26320
All directors and executive              905,698(6)                 31.8%
  officers as a group
  (4 persons in group)

*  Director and/or executive officer
          Note:   Unless otherwise indicated in the footnotes below, the
         Company has been advised that each person above has sole voting power over the shares indicated above.

(1) As of December 31, 1998, there were 2,174,817 shares of common stock outstanding, which figure does not take into consideration stock owned by certain officers, directors and shareholders, entitling the holders to purchase an aggregate of 675,000 shares of common stock and which are currently exercisable. Therefore, for purposes of the table above, 2,849,817 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 1998 and assumes the exercise of stock options held by such person (but not by anyone else) exercisable within sixty days.
(2) Includes 312,500 shares that may be acquired by Mr. Bagley pursuant to stock options exercisable at $,50 per share and 31,250 shares of common stock held in the name of Carolyn S. Bagley, wife of Loren E. Bagley, over which Ms. Bagley retains voting power.
(3) Includes 312,500 shares that may be acquired by Mr. Woodburn pursuant to stock options exercisable at $.50 per share and 50,000 shares of common stock in the name of Janet L. Woodburn, wife of William F. Woodburn, over which shares Ms. Woodburn retains voting power. Does not include 25,000 shares of common stock owned by Mark D. Woodburn, son of William F. Woodburn, over which shares William F. Woodburn disclaims any voting control.
(4) Includes 25,000 shares that may be acquired by Mr. Sims pursuant to stock options exercisable at $.50 per share and 13,807 shares of common stock held jointly with Virginia Sims, wife of John B. Sims.
(5) Includes 25,000 shares that may be acquired by Mr. Lawyer pursuant to stock options exercisable at $.50 per share.
(6) Includes 675,000 shares that may be acquired by certain directors pursuant to stock options exercisable at $.50 per share.

Item 12. Certain Relationships and Related Transactions

      During the last two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of The Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

    (a) As of December 31, 1998, the Company had no related party loans outstanding. Total loan payables as of December 31, 1996 were $605,190. Any loan made to a related party is made at the discretion of and upon approval by the Executive Committee of the Board of Directors. Of such amount, commencing February
1995 through June 1996, members of The Company's management extended an aggregate of $448,583 in loans to the Company for the purpose of providing the Company with working capital.

    (b) Loren E. Bagley is President of Sancho, a principal purchaser of The Company's natural gas. Mr. Bagley's wife, Carolyn
S. Bagley is a director and owner of 33% of the outstanding capital stock of Sancho. Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index or the published Inside F.E.R.C. Index, at The Company's option, for the first 1,500 Mcf purchased per day by Hope and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for the Company there can be no assurance that prices paid by the Company to suppliers will be lower than the price which the Company would receive under the Hope arrangement. During 1998, the Company paid Sancho an aggregate of approximately $3,700 pursuant to such 20-year contract.

    (c) On May 7, 1996, the Company borrowed $100,000 from William Stevenson. Such amount is repayable in one installment of principal and interest of $110,000 on November 7, 1996. Messrs. Bagley, William F. Woodburn and John B. Sims are jointly and severally liable with the Company for the repayment of such obligation. Such obligation is secured by the pledge of 50,000 shares of Common Stock owned by Mr. Woodburn's wife, Janet L. Woodburn.

    (d) A company owned by an officer of The Company's former subsidiary, Vulcan Energy Corporation ("Vulcan"), owns the remaining 20% of Vulcan's common stock. The management company\ is entitled to a management fee of $252,000 per year and 20% of net profits before taxes less 20% of the principal paid to the seller of Vulcan. This 20% net profits interest has had no effect on The Company's consolidated financial statements because the subsidiary generated net losses through December 31, 1996. Because the operations of Vulcan have been discontinued (see Note 9 to Financial Statements), management believes that the Company has no obligation related to this management agreement in future periods.

    The Company occupies approximately 4,000 square feet of office space in St. Marys, West Virginia, which it shares with its subsidiaries Tyler Construction Company, Inc. and Ritchie County Gathering Systems, Inc. Prior to 1997, the office space was paid for by Sancho and the Company used the office space rent free. The Company believes that the foregoing transactions with Sancho were made on terms no less favorable to the Company than those available from unaffiliated third parties.

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

          *   Previously filed as Exhibit to Form 10-SB.
          **  Previously filed as Exhibit to Form 8-K dated August 7, 1995.

         (b) On December 9, 1998, the Company filed a report on Form 8-K reporting under Item 5 that the Company had terminated its plans to merger with Natural Gas
                  Technologies, Inc.

                             SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRANS ENERGY, INC.



                                    BY:     /S/  Loren E. Bagley
                                             LOREN E. BAGLEY,
                                             President and C.E.O.

Dated:  April 15, 1999

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature           Title                           Date


                                   President, C.E.O. and
                                   Director                   April 15, 1999
/S/  Loren E. Bagley               Principal Financial Officer
    Loren E. Bagley

                                   Vice President and
                                   Director                   April 15, 1999
/S/  William F. Woodburn           Chief Accounting Officer
    William F. Woodburn


                                                              April 15, 1999
/S/  John B. Sims                  Director
    John B. Sims


                                                              April 15, 1999
/S/  Gary F. Lawyer                Director
    Gary F. Lawyer