Form 10QSB
period 1999-03-31
TRANS ENERGY INC
filed 1999-05-24
CIK 919721

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                         Outstanding as of March 31, 1999
Common Stock, $.001 par value                          2,464,817


                        TABLE OF CONTENTS

Heading                                                             Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .    3

          Consolidated Balance Sheets -- March 31, 1999
          and December 31, 1998. . . . . . . . . . . . . . . . . .    4

          Consolidated Statements of Operations --
          three months ended March 31, 1999
          and 1998 . . . . . . . . . . . . . . . . . . . . . . . .    6

          Consolidated Statements of Stockholders' Equity             7

          Consolidated Statements of Cash Flows --
          three months ended March 31, 1999
          and 1998 . . . . . . . . . . . . . . . . . . . . . . . .    8

          Notes to Consolidated Financial Statements . . . . . . .    9

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . . . . . . .   10

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .   13

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .   13

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .   14

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . . . . . . .   14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .   14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .   14

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .   15


                              PART I

Item 1.   Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended March 31, 1999 and December 31, 1998, have been prepared by the Company.











                        TRANS ENERGY, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 1999 and December 31, 1998


              TRANS ENERGY, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets

                             ASSETS

                                                    March 31,     December 31,
                                                      1999            1998
                                                  (Unaudited)

CURRENT ASSETS

 Cash                                            $       -       $       -
 Accounts receivable                                  244,423         249,528
 Prepaid and other current assets                       1,508           1,508

  Total Current Assets                                245,931         251,036

PROPERTY AND EQUIPMENT

 Vehicles                                              94,589          94,589
 Machinery and equipment                               10,092          10,092
 Pipelines                                          2,254,908       2,254,908
 Well equipment                                       253,756         253,429
 Wells                                              7,337,682       7,337,682
 Leasehold acreage                                    541,625         541,625
 Accumulated depreciation                          (1,830,897)     (1,777,079)

  Total Fixed Assets                                8,661,755       8,715,246

OTHER ASSETS

 Prepaid closing costs                                   -            675,443
 Prepaid advertising                                  541,318         687,173
 Related party receivables                               -             21,231
 Loan acquisition costs                                 3,508           3,509

  Total Other Assets                                  544,826       1,387,356

  TOTAL ASSETS                                   $  9,452,512    $ 10,353,638









              TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31,      December 31,
                                                     1999             1998
                                                  (Unaudited)

CURRENT LIABILITIES

 Cash overdraft                                  $     33,428    $     5,013
 Accounts payable - trade                           1,124,894      1,029,461
 Accrued expenses                                     485,456        566,469
 Salaries payable                                     245,798        225,798
 Notes payable                                        974,075        990,427
 Debentures payable                                 4,818,265      4,246,744

  Total Current Liabilities                         7,681,916      7,063,912

NET LIABILITIES IN EXCESS OF THE ASSETS OF
 DISCONTINUED OPERATIONS                              104,911        104,911

LONG-TERM LIABILITIES

 Notes payable                                        848,318        863,109

  Total Long-Term Liabilities                         848,318        863,109

  Total Liabilities                                 8,635,145      8,031,932

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

 Common stock: 30,000,000 shares authorized at
  $0.001 par value; 2,464,817 and 2,174,817 shares
  issued and outstanding, respectively                  2,464          2,174
 Capital in excess of par value                    14,910,103     14,642,893
 Accumulated deficit                              (14,095,200)   (12,323,361)

  Total Stockholders' Equity                          817,367      2,321,706

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  9,452,512   $ 10,353,638


              TRANS ENERGY, INC. AND SUBSIDIARIES
             Consolidated Statements of Operations
                          (Unaudited)


                                                   For the Three Months Ended
                                                           March 31,
                                                       1999         1998

REVENUES

 Oil and gas sales                               $    266,860   $  206,238

  Total Revenues                                      266,860      206,238

COSTS AND EXPENSES

 Cost of oil and gas                                  183,137      142,643
 Salaries and wages                                    25,801       31,794
 Depreciation and amortization                        862,088       40,632
 Selling, general and administrative                  223,932      140,617
   Total Costs and Expenses                         1,294,958      355,686

  Net Loss from Operations                         (1,028,098)    (149,448)

OTHER INCOME (EXPENSE)

 Interest income                                         -             400
 Interest expense                                    (743,741)     (65,325)

  Total Other Income (Expense)                       (743,741)     (64,925)

NET LOSS BEFORE INCOME TAXES                       (1,771,839)    (214,373)

INCOME TAXES                                             -            -

NET LOSS                                          $(1,771,839)  $ (214,373)

BASIC LOSS PER SHARE                              $     (0.76)  $    (0.04)

                TRANS ENERGY, INC. AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity

                                                      Capital in
                                   Common Shares       Excess of   Accumulated
                                   Shares    Amount    Par Value      Deficit

Balance, December 31, 1997       1,415,808  $ 1,415  $ 10,751,227  $ (8,740,161)

Contribution of capital by
 shareholders                        -         -          208,210          -

Common stock issued for services
 at $1.45 per share               248,812       249       360,501          -

Common stock issued for debt
 conversion at $1.65 per share     36,364        36        59,964          -

Common stock issued for prepaid
 closing fees at $3.27 per share  473,833       474     1,548,427          -

Contributed capital from discount
 on debentures                       -         -        1,714,564          -

Net loss for the year ended
 December 31, 1998                   -         -             -       (3,583,200)

Balance, December 31, 1998      2,174,817     2,174    14,642,893   (12,323,361)

Common stock issued for services
 at $1.00 per share (unaudited)   200,000       200       199,800          -

Common stock issued for debt
 conversion at $0.75 per share
 (unaudited)                       90,000        90        67,410          -

Net loss for the three months
 ended March 31, 1999 (unaudited)    -         -             -       (1,771,839)

Balance, March 31, 1999
 (unaudited)                    2,464,817   $ 2,464  $14,910,103   $(14,095,200)


                TRANS ENERGY, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                            (Unaudited)


                                                      For the Three Months Ended
                                                               March 31,
                                                         1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                           $(1,771,839)     $ (214,373)
 Adjustments to reconcile net loss to cash provided
  (used) by operating activities:
  Depreciation, depletion and amortization            1,446,637          40,632
  Common stock issued for services                      200,000            -
 Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable             26,337          33,786
  Increase (decrease) in accounts payable and
   accrued expenses                                     130,335         436,060

   Cash Provided (Used) by Operating Activities          31,470         296,105

CASH FLOWS FROM INVESTING ACTIVITIES

 Expenditures for property and equipment                   (327)       (921,409)

   Cash Provided (Used) by Investing Activities            (327)       (921,409)

CASH FLOWS FROM FINANCING ACTIVITIES

 Borrowings of long-term debt                              -            528,875
 Principal payments on long-term debt                   (31,143)        (89,452)

  Cash Provided (Used) by Financing Activities          (31,143)        439,423

NET INCREASE (DECREASE) IN CASH                            -           (185,881)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                       -            185,881

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                       $     -        $      -

CASH PAID FOR:

 Interest                                            $   56,438     $    65,325
 Income taxes                                        $     -        $      -

NON-CASH FINANCING ACTIVITIES:

 Common stock issued for well costs                  $     -        $    50,000
 Common stock issued for debt conversion             $   67,500     $      -



                TRANS ENERGY, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               March 31, 1999 and December 31, 1998


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended March 31, 1998 and 1998 are not necessarily indicative of the operating results for the full years.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three month periods ended March 31, 1999 and 1998. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                         Three Months Ended
                                                             March 31,
                                                         1999          1998
                                                            (Unaudited)
     Total revenues. . . . . . . . . . . . . . . . .     100%          100%
     Total costs and expenses. . . . . . . . . . . .     485           173
     Net (loss) from operations. . . . . . . . . . .    (385)          (73)
     Other income (expense). . . . . . . . . . . . .    (279)          (31)
     Net (loss) before income taxes. . . . . . . . .    (664)         (104)
     Income taxes. . . . . . . . . . . . . . . . . .       -             -
     Net income (loss) . . . . . . . . . . . . . . .    (664)         (104)


    Total revenues for the three months ended March 31, 1999 ("first quarter of 1999") increased 29% when compared with the three months ended March 31, 1998 ("first quarter of 1998"). This increase is primarily attributed to the purchase of the Gulf Canada well interests located in Powder River Basin of Wyoming. Total costs and expenses as a percentage of total revenues increased from 173% in the first quarter of 1998 to 485% for the first quarter of 1999, and actual costs and expenses for the first quarter of 1999 increased 264% compared to the 1998 period. This increase is attributed to significant increase in depreciation and amortization expenses during the first quarter of 1999 related to the acquisition of the Gulf Canada well interests. Salaries and wages increased $5,993 (19%) to $25,801 in the first quarter of 1999 compared to the first quarter of 1998. Depreciation and depletion increased from $40,632 in the first quarter of 1998 to $862,088 in the first quarter of 1999 due primarily to the acquisition of the Gulf Canada well interests. Selling, general and administrative expenses increased $83,315 (37%) to $223,932 in the first quarter of 1999 compared to the 1998 period. Interest expense increased from $65,325 in the first quarter of 1998 to $743,741 in the first quarter of 1999 due to increased borrowings related to the purchase of the Gulf Canada interests.

    The Company's net loss for the first quarter of 1999 was $1,771,839 compared to $214,373 for the 1998 period. This increase in the Company's net loss is attributed primarily to the increase in interest expense and depreciation and amortization expenses related to the Gulf Canada acquisition, and the increase in selling, general and administrative expense.

    For the remainder of fiscal year 1999, management expects salaries and wages to remain at approximately the same rate as for the first quarter of 1999. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 1999.

Net Operating Losses

    The Company has accumulated approximately $12,320,000 of net operating loss carryforwards as of December 31, 1998, which may be offset against future taxable income through the year 2014 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

    In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended
December 31, 1998 or three month period ended March 31, 1999 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at March 31, 1999 was a negative $7,435,985 compared to a negative $6,812,876 at December 31, 1998. This 9% change is primarily attributed to the 9% increase in accounts payable from $1,029,461 as of December 31, 1998 to $1,124,894 as of March 31, 1999, and $571,521 increase (13%) in Debentures payable for the same periods. The decrease in working capital was partially offset by the $81,013 (14%) decrease in accrued expenses.

    The Company anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations, particularly from its newly acquired Gulf Canada interests in Wyoming. In the event revenues are not sufficient to meet the Company's working capital needs, it will explore the possibility of additional funding from either the sale of debt or equity securities. The Company has no current agreements or arrangements for additional funding and there can be no assurance such funding will be available to the Company or, if available, it will be on acceptable or favorable terms to the Company.

    As of March 31, 1999, the Company had total assets of $9,452,512 and total stockholders' equity of $817,367, compared to total assets of $10,353,638 and total stockholders' equity of $2,321,706 at December 31, 1998. This represents a $901,126
(9%)increase in total assets and a $1,504,339 (65%) decrease in total stockholders equity for the period. This change is primarily attributed to a decrease in certain prepaid costs and the increase in current liabilities due to the increases in accounts payable and debentures payable.

    At March 31, 1999, the Company had debentures payable of $4,818,265, which represents certain convertible debentures that matured during the first quarter of 1999. The Company currently anticipates that either the debentures will be converted into common stock or the Company will attempt to negotiate an extension to the maturity date.

Inflation

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

Item 2.   Changes In Securities and Use of Proceeds

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

    On May 19, 1999, The Nasdaq-Amex Market Group notified the
Company that its common stock was being removed from The
Nasdaq Stock Market because of the Company's failure to maintain certain listing requirements and maintenance standards. The
Company's common stock will continue to be quoted on the OTC Bulletin Board. Management is exploring its options to either appeal the decision or to reapply for listing on The Nasdaq Stock Market.

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

    During the three month period ended March 31, 1999, the Company did not file any reports on Form 8-K.


                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRANS ENERGY, INC.



Date:  May 24, 1999                     By  /S/ Loren E. Bagley
                                        LOREN E. BAGLEY, President
                                        and Chief Executive Officer
                                        (Chief Financial Officer)




Date:  May 24, 1999                     By  /S/ William F. Woodburn
                                        William F. Woodburn, Vice
                                        President and Director
                                        (Principal Accounting Officer)