Form 10QSB
period 1999-06-30
TRANS ENERGY INC
filed 1999-08-23
CIK 919721

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                   Outstanding as of June 30, 1999
Common Stock, $.001 par value                          2,639,081



                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .          3

          Consolidated Balance Sheets -- June 30, 1999
          and December 31, 1998. . . . . . . . . . . . . . . . . .          4

          Consolidated Statements of Operations --
          three and six months ended June 30, 1999
          and 1998 . . . . . . . . . . . . . . . . . . . . . . . .          6

          Consolidated Statements of Stockholders'
          Equity (Deficit) . . . . . . . . . . . . . . . . . . . .          7

          Consolidated Statements of Cash Flows --
          three and six months ended June 30, 1999
          and 1998 . . . . . . . . . . . . . . . . . . . . . . . .          8

          Notes to Consolidated Financial Statements . . . . . . .         10

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . . . . . . .         11

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         14

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .         15

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         15

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . . . . . . .         15

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         16

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         16

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         17



                              PART I

Item 1.   Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended June 30, 1999 and December 31, 1998, have been prepared by the Company.











                        TRANS ENERGY, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 1999 and December 31, 1998









              TRANS ENERGY, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets

                             ASSETS

                                                    June 30,    December 31,
                                                      1999          1998
                                                  (Unaudited)

CURRENT ASSETS

 Cash                                            $       -      $       -
 Accounts receivable                                  276,169        249,528
 Prepaid and other current assets                       1,508          1,508

  Total Current Assets                                277,677        251,036

PROPERTY AND EQUIPMENT

 Vehicles                                              94,589         94,589
 Machinery and equipment                               10,092         10,092
 Pipelines                                          2,254,908      2,254,908
 Well equipment                                       254,092        253,429
 Wells                                              7,336,448      7,337,682
 Leasehold acreage                                    541,625        541,625
 Accumulated depreciation                          (4,314,576)    (1,777,079)

  Total Fixed Assets                                6,177,178      8,715,246

OTHER ASSETS

 Prepaid closing costs                                   -           675,443
 Prepaid advertising                                  403,616        687,173
 Related party receivables                               -            21,231
 Loan acquisition costs                                 3,509          3,509

  Total Other Assets                                  407,125      1,387,356

  TOTAL ASSETS                                   $  6,861,980   $ 10,353,638




              TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Balance Sheets (Continued)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    June 30,    December 31,
                                                      1999          1998
                                                  (Unaudited)

CURRENT LIABILITIES

 Cash overdraft                                  $     23,430   $      5,013
 Accounts payable - trade                           1,015,753      1,029,461
 Accrued expenses                                     564,543        566,469
 Salaries payable                                     265,798        225,798
 Notes payable                                      1,162,505        990,427
 Debentures payable                                 4,936,896      4,246,744

  Total Current Liabilities                         7,968,925      7,063,912

NET LIABILITIES IN EXCESS OF THE ASSETS OF
 DISCONTINUED OPERATIONS                              104,911        104,911

LONG-TERM LIABILITIES

 Notes payable                                        826,132        863,109

  Total Long-Term Liabilities                         826,132        863,109

  Total Liabilities                                 8,899,968      8,031,932

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 30,000,000 shares authorized at
  $0.001 par value; 2,639,081 and 2,174,817 shares
  issued and outstanding, respectively                  2,638          2,174
 Capital in excess of par value                    14,977,429     14,642,893
 Accumulated deficit                              (17,018,055)   (12,323,361)

  Total Stockholders' Equity (Deficit)             (2,037,988)     2,321,706

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                    $  6,861,980   $ 10,353,638



                        TRANS ENERGY, INC.
              Consolidated Statements of Operations
                           (Unaudited)

                                  For the Six Months     For the Three Months
                                    Ended June 30,           Ended June 30,
                                   1999        1998          1999       1998

REVENUES

 Oil and gas sales            $   561,927  $  473,006  $    295,067  $  266,768

  Total Revenues                  561,927     473,006       295,067     266,768

COSTS AND EXPENSES

 Cost of oil and gas              335,006     303,076       151,869     160,433
 Salaries and wages                46,414      58,596        20,613      26,802
 Depreciation and amortization  1,035,635      81,261       178,420      40,629
 Selling, general and
  administrative                  356,705     412,097       127,900     271,480

  Total Costs and Expenses      1,773,760     855,030       478,802     499,344

  Net Income (Loss) from
   Operations                  (1,211,833)   (382,024)     (183,735)   (232,576)

OTHER INCOME (EXPENSE)

 Loss on valuation of assets   (2,442,961)       -       (2,442,961)       -
 Gain on sale of assets              -        239,129          -        239,129
 Interest income                     -            459          -             59
 Interest expense              (1,039,900)   (139,774)     (296,159)    (74,449)

  Total Other Income (Expense) (3,482,861)     99,814    (2,739,120)    164,739

NET LOSS BEFORE INCOME TAXES
 AND MINORITY INTERESTS        (4,694,694)   (282,210)   (2,922,855)    (67,837)

INCOME TAXES                         -           -             -           -

NET LOSS BEFORE  MINORITY
 INTERESTS                     (4,694,694)   (282,210)   (2,922,855)    (67,837)

MINORITY INTERESTS                   -           -             -           -

NET LOSS                     $ (4,694,694) $ (282,210) $ (2,922,855) $  (67,837)

BASIC LOSS PER SHARE         $      (3.90) $    (0.64) $      (2.28) $    (0.56)

FULLY DILUTED LOSS PER SHARE $      (3.90) $    (0.64) $      (2.28) $    (0.56)




                TRANS ENERGY, INC. AND SUBSIDIARIES
     Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Capital in
                                       Common Shares    Excess of   Accumulated
                                      Shares   Amount   Par Value     Deficit

Balance, December 31, 1997          1,415,808 $ 1,415 $ 10,751,227 $ (8,740,161)

Contribution of capital by
 shareholders                            -       -         208,210         -

Common stock issued for services
 at $1.45 per share                   248,812     249      360,501         -

Common stock issued for debt
 conversion at $1.65 per share         36,364      36       59,964         -

Common stock issued for prepaid
 closing fees at $3.27 per share      473,833     474    1,548,427         -

Contributed capital from discount on
 debentures                              -       -       1,714,564         -

Net loss for the year ended
 December 31, 1998                       -       -            -      (3,583,200)

Balance, December 31, 1998          2,174,817   2,174   14,642,893  (12,323,361)

Common stock issued for services
 at $1.00 per share (unaudited)       200,000     200      199,800         -

Common stock issued for debt
 conversion at $0.75 per share
 (unaudited)                           90,000      90       67,410         -

common stock issued for conversion
 of debentures at $0.39 per share
 (unaudited)                          174,264     174       67,326         -

Net loss for the six months
 ended June 30, 1999 (unaudited)         -       -            -      (4,694,694)

Balance, June 30, 1999 (unaudited)  2,639,081 $ 2,638 $ 14,977,429 $(17,018,055)



                   TRANS ENERGY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                                  For the Six Months      For the Three Months
                                     Ended June 30,           Ended June 30,
                                   1999         1998         1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                    $(4,694,694) $  (282,210) $(2,922,855) $  (67,837)
  Adjustments to reconcile net
   loss to cash provided by
   operating activities:
    Depreciation, depletion
     and amortization           1,625,057       81,261      178,420      40,629
   Common stock issued
    for services                  200,000    1,548,500         -      1,548,500
   Loss on valuation of assets  2,442,961         -       2,442,961        -
  Changes in operating assets
   and liabilities:
   Decrease (increase) in
    accounts receivable            (5,410)      10,473      (31,747)    (23,313)
   Decrease (increase) in prepaid
    expenses                         -      (1,061,695)        -     (1,061,695)
   Decrease (increase) in loan
    acquisition costs                -      (2,702,165)        -     (2,702,165)
   Increase (decrease) in
    accounts payable and
    accrued expenses               43,681      666,354      (86,654)    230,294
   Increase (decrease) in
    interest payable              186,131         -         186,131        -

Cash Provided (Used) by
 Operating Activities            (202,274)  (1,739,482)    (233,744) (2,035,587)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property     -        (259,129)        -       (259,129)
   Expenditures for property
    and equipment                    (327)  (3,202,689)        -     (2,281,280)

    Cash Provided (Used) by
     Investing Activities            (327)  (3,461,818)        -     (2,540,409)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issued for cash       -         310,750         -        310,750
    Proceeds from debentures         -       4,625,400         -      4,096,525
  Borrowings of long-term debt    245,090      259,208      245,090     259,208
  Repayment to related parties       -            -            -           -
  Principal payments on
   long-term debt                 (42,489)    (179,939)     (11,346)    (90,487)

     Cash Provided (Used) by
      Investing Activities        202,601    5,015,419      233,744   4,575,996

NET INCREASE (DECREASE) IN CASH      -        (185,881)        -           -

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                 -         185,881         -           -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                $      -     $      -     $      -     $     -



                           TRANS ENERGY, INC.
            Consolidated Statements of Cash Flows (Continued)
                               (Unaudited)

                                  For the Six Months        For the Three Months
                                     Ended June 30,            Ended June 30,
                                    1999        1998          1999        1998

CASH PAID FOR:

   Interest                    $    64,985  $   139,774  $     8,547  $   74,449
   Income taxes                $      -     $      -     $      -     $     -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for
    services                   $   200,000  $ 1,548,500  $      -     $1,548,500
   Conversion of debt to
    equity                     $   135,000  $      -     $    67,500  $     -
   Common stock issued for
    well costs                 $      -     $    50,000  $      -     $     -




              TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
              June 30, 1999 and December 31, 1998

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

NOTE 2 - LOSS ON VALUATION OF ASSETS

       On July 2, 1999, the Company sold assets with a depreciated basis of $2,842,961 for $400,000. The loss on valuation of assets of $2,442,961 has been recorded to reflect the value of these assets per the sales transaction.




Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three and six month periods ended June 30, 1999 and 1998. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                      Three Months Ended     Six Months Ended
                                            June 30,             June 30,
                                        1999       1998      1999       1998
                                         (Unaudited)           (Unaudited)

Total revenues . . . . . . . . . .      100%       100%      100%       100%
Total costs and expenses . . . . .      162        187       316        181
Net income (loss form
 operations. . . . . . . . . . . .      (62)       (87)      216        (81)
Other income (expense) . . . . . .     (929)        62      (620)        21
Net income (loss). . . . . . . . .     (991)       (25)     (836)       (60)


    Total revenues for the three months ("second quarter") and six months ("first half") ended June 30, 1999 increased 11% and 19%, respectively, when compared with the three and six months ended June 30, 1998. This increase is primarily attributed to the purchase of the Gulf Canada well interests located in Powder River Basin of Wyoming. Total costs and expenses as a percentage of total revenues decreased from 187% in the second quarter of 1998 to 162% for the second quarter of 1999, and actual costs and expenses decreased 4% during the same period. This decrease is attributed to the 5% decrease in cost of oil and gas due to the stable nature of the Company's marketing arrangements and reallocation of certain costs, and the 53% decrease in selling, general and administrative expenses due to more efficient expense control related to increased production. The increase was partially offset by the 339% increase in depreciation and amortization expenses due to the acquisition of the Gulf Canada well interests. As a percentage of total revenues, total costs and expenses increased from 181% in the first half of 1998 to 316% for the first half of 1999. Actual costs and expenses increased 107% in the first half of 1999, primarily due to the $954,374 increase in depreciation and amortization expenses and partially offset by the 13% decrease in selling, general and administrative expenses.

    The Company's net loss for the second quarter and first half of 1999 was $2,922,855 and $4,694,696, respectively, compared to a net loss of $67,837 and $282,210 for the 1998 periods. This increase in the Company's net loss is attributed primarily to the Company's loss of $2,442,961 on the sale of assets in the second quarter and the increase in depreciation and amortization.
    For the remainder of fiscal year 1999, management expects selling, general and administrative expenses to remain at approximately the same rate as for the first half of 1999. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 1999.

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

    In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended
December 31, 1998 or three month period ended June 30, 1999 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at June 30, 1999 was a negative $7,691,248 compared to a negative $6,812,876 at December 31, 1998. This 13% change is primarily attributed to the 17% increase in accounts payable and 16% in Debentures payable.

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

    As of June 30, 1999, the Company had total assets of $6,861,980 and total stockholders' deficit of $2,037,988, compared to total assets of $10,353,638 and total stockholders' equity of $2,321,706 at December 31, 1998. This decrease in assets and stockholders' equity is attributed to the $2,537,497 increase in accumulated depreciation due to the valuation of wells sold, including a loss on valuation of assets of $2,442,961.

    At June 30, 1999, the Company had debentures payable of $4,936,896, which represents certain convertible debentures that matured during the first quarter of 1999. The Company currently anticipates that either the debentures will be converted into common stock or the Company will attempt to negotiate an extension to the maturity date.

    On July 2, 1999, the Company sold assets with a depreciated basis of $2,842,961 for $400,000. The loss on valuation of assets of $2,442,961 has been recorded to reflect the value of these assets per the sales transaction. The Company has applied the proceeds from the sale to general operating expenses.

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

    The Company is also defending a lawsuit filed in 1998 in the 189th Judicial District Court of Harris County, Texas entitled Baker Hughes Oilfield Operation, Inc. d/b/a Baker Hughes Inteq. vs. Loren E. Bagley, Individually and Doing Business as Trans Energy, Inc. (#98-48248). This action is premised on an alleged breach of contract and fraud and seeks to recover monetary damages in the amount of $41,142, plus attorneys' fees, exemplary damages, costs
and interest.   The Company denies all allegations and intends to
vigorously defend its position. Presently, the action is in the early discovery phase.

    Also in 1998 an action was filed against the Company in the 234th Judicial District Court of Harris County, Texas entitled Western Geophysical, a Division of Western Atlas international, Inc. vs. Trans Energy, Inc. and Loren F. Bagley, Individually and Doing Business as Trans Energy, Inc. (#98-58146). In this action the plaintiff alleges breach of contract and fraud and seeds to recover monetary damages of $435,714, plus attorney's fees, exemplary damages, costs of the suit and interest. The Company is presently attempting to negotiate a settlement in the matter.

    A foreign judgment has been filed with the circuit court in Pleasants County, West Virginia for a judgment rendered by the District Court in Harris County, Texas. The judgment is for $41,142 plus prejudgment interest and attorney's fees of $13,500. No action has been taken to collect on this judgment.

Item 2.   Changes In Securities and Use of Proceeds

    During the first half of 1999, the Company issued 250,000 shares of common stock to five persons for services rendered to the Company valued at $1.00 per share, 90,000 shares to two persons in exchange for the conversion of debt at $.75 per share, and 174,264 shares to three persons upon the conversion of certain debentures.

    The above issuances of shares were made in private transactions to persons possessing knowledge of the Company and its business operations. Accordingly, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

    In 1998, the Company issued $4,625,400 face value of 8%
Secured Convertible Debentures due March 31, 1999 (the "Debentures") Interest is to accrue upon the date of issuance until payment in full of the principal sum has been made or duly provided for. Holders of the Debentures shall have the option, at any time, until maturity, to convert the principal amount of their Debenture, or any portion of the principal amount which is at least $10,000 into shares of the Company's Common Stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the Company's Common Stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the Debentures. Any accrued and unpaid interest shall be payable, at the option of the Company, in cash or in shares of the Company's Common Stock valued at the then effective conversion price.

    The Company has not repaid the Debentures and has not finalized a registration statement under which the Debentures can be converted into common stock. The Company is attempting to renegotiate the terms of the debenture or to extend their terms.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

    During the three month period ended June 30, 1999, the Company did not file any reports on Form 8-K.



                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRANS ENERGY, INC.



Date:  August 23, 1999                  By  /S/ Loren E. Bagley
                                        LOREN E. BAGLEY, President
                                        and Chief Executive Officer




Date:  August 23, 1999                  By  /S/ William F. Woodburn
                                        WILLIAM F. WOODBURN, Vice
                                        President and Director
                                        (Principal Accounting Officer)