Form 10QSB
period 1999-09-30
TRANS ENERGY INC
filed 1999-11-22
CIK 919721

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class              Outstanding as of September 30, 1999
Common Stock, $.001 par value                          3,685,459



                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .          3

          Consolidated Balance Sheets -- September 30,
            1999 and December 31, 1998 . . . . . . . . . . . . . .          4

          Consolidated Statements of Operations --
            three and nine months ended September 30,
            1999 and 1998. . . . . . . . . . . . . . . . . . . . .          6

          Consolidated Statements of Stockholders'
            Equity (Deficit) . . . . . . . . . . . . . . . . . . .          7

          Consolidated Statements of Cash Flows --
            three and nine months ended September 30,
            1999 and 1998. . . . . . . . . . . . . . . . . . . . .          8

          Notes to Consolidated Financial Statements . . . . . . .         10

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . . . . . . .         11

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         14

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .         15

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         16

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . . . . . . .         16

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         16

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         16

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         17





                              PART I

Item 1.   Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended September 30, 1999 and December 31, 1998, have been prepared by the Company.











                        TRANS ENERGY, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 1999 and December 31, 1998










              TRANS ENERGY, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets


                             ASSETS

                                                 September 30,   December 31,
                                                     1999            1998
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                            $       -       $      -
 Accounts receivable                                  251,958        249,528
 Prepaid closing costs                                   -           675,443
 Prepaid advertising                                  265,914        485,063
 Other current assets                                   1,508          1,508

  Total Current Assets                                519,380      1,411,542

PROPERTY AND EQUIPMENT

 Vehicles                                              84,075         94,589
 Machinery and equipment                               10,092         10,092
 Pipelines                                          2,254,908      2,254,908
 Well equipment                                          -           253,429
 Wells                                              4,758,664      7,337,682
 Leasehold acreage                                    541,625        541,625
 Accumulated depreciation                          (1,918,883)    (1,777,079)

  Total Fixed Assets                                5,730,481      8,715,246

OTHER ASSETS

 Restricted cash - escrow account                     327,610           -
 Prepaid advertising                                     -           202,110
 Related party receivables                               -            21,231
 Loan acquisition costs                                 3,509          3,509

  Total Other Assets                                  331,119        226,850

  TOTAL ASSETS                                    $ 6,580,980   $ 10,353,638










              TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Balance Sheets (Continued)


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 September 30,     December 31,
                                                     1999              1998
                                                  (Unaudited)

CURRENT LIABILITIES

 Cash overdraft                                  $     76,205     $      5,013
 Accounts payable - trade                           1,212,307        1,029,461
 Accrued expenses                                     657,522          566,469
 Salaries payable                                     285,798          225,798
 Notes payable                                      1,028,055          990,427
 Debentures payable                                 5,936,052        5,781,918

  Total Current Liabilities                         9,195,939        8,599,086

NET LIABILITIES IN EXCESS OF THE ASSETS OF
 DISCONTINUED OPERATIONS                              104,911          104,911

LONG-TERM LIABILITIES

 Notes payable                                        801,976          863,109

  Total Long-Term Liabilities                         801,976          863,109

  Total Liabilities                                10,102,826        9,567,106

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 30,000,000 shares authorized at
  $0.001 par value; 3,685,459 and 2,174,817 shares
  issued and outstanding, respectively                  3,684            2,174
 Capital in excess of par value                    14,891,689       14,373,809
 Accumulated deficit                              (18,417,219)     (13,589,451)

  Total Stockholders' Equity (Deficit)             (3,521,846)         786,532

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                    $  6,580,980     $ 10,353,638



                        TRANS ENERGY, INC.
              Consolidated Statements of Operations
                           (Unaudited)


                                   For the Nine Months    For the Three Months
                                   Ended September 30,     Ended September 30,
                                    1999         1998       1999         1998

REVENUES

 Oil and gas sales             $   809,176  $   849,419  $ 247,249  $   376,413

  Total Revenues                   809,176      849,419    247,249      376,413

COSTS AND EXPENSES

 Cost of oil and gas               688,860      648,657    353,854      345,581
 Salaries and wages                 65,508       80,370     19,094       21,774
 Depreciation and amortization   1,200,415      714,947    164,780      633,686
 Selling, general and
  administrative                   428,960      542,502     72,255      130,405

  Total Costs and Expenses       2,383,743    1,986,476    609,983    1,131,446

  Net Income (Loss) from
   Operations                   (1,574,567)  (1,137,057)  (362,734)    (755,033)

OTHER INCOME (EXPENSE)

 Loss on valuation of assets    (2,442,961)        -          -            -
 Gain on sale of assets               -         239,129       -            -
 Interest income                      -             466       -               7
 Interest expense                 (810,240)  (2,379,822)  (275,476)    (852,428)

  Total Other Income (Expense)  (3,253,201)  (2,140,227)  (275,476)    (852,421)

LOSS BEFORE INCOME TAXES
 AND MINORITY INTERESTS         (4,827,768)  (3,277,284)  (638,210)  (1,607,454)

INCOME TAXES                          -            -          -            -

MINORITY INTERESTS                    -            -          -            -

NET LOSS                       $(4,827,768) $(3,277,284) $(638,210) $(1,607,454)

BASIC LOSS PER SHARE           $     (1.65) $     (2.01) $   (0.87) $     (0.79)

FULLY DILUTED LOSS PER SHARE   $     (1.65) $     (2.01) $   (0.87) $     (0.79)




                TRANS ENERGY, INC. AND SUBSIDIARIES
     Consolidated Statements of Stockholders' Equity (Deficit)

                                                      Capital in
                                        Common Shares  Excess of     Accumulated
                                       Shares   Amount Par Value       Deficit

Balance, December 31, 1997           1,415,808 $ 1,415 $10,751,227 $ (8,740,161)

Contribution of capital by
 shareholders                             -       -        208,210         -

Common stock issued for services
 at $1.45 per share                    248,812     249     360,501         -

Common stock issued for debt
 conversion at $1.65 per share          36,364      36      59,964         -

Common stock issued for prepaid
 closing fees at $3.27 per share       473,833     474   1,548,427         -

Contributed capital from discount on
 debentures                               -       -      1,445,480         -

Net loss for the year ended
 December 31, 1998                        -       -           -      (4,849,290)

Balance, December 31, 1998           2,174,817   2,174  14,373,809  (13,589,451)

Common stock issued for services
 at $1.00 per share (unaudited)        200,000     200     199,800         -

Common stock issued for debt
 conversion at $0.75 per share
 (unaudited)                            90,000      90      67,410         -

common stock issued for conversion
 of debentures at $0.39 per share
 (unaudited)                           174,264     174      67,326         -

Common stock issued for services at
 $0.25 per share (unrelated)           244,000     244      60,756         -

Common stock issued for conversion
 of debentures at $0.15 per share
 (unaudited)                           796,448     796     121,704         -

Common stock issued for debenture
 penalty and interest at $0.15 per
 share (unaudited)                       5,930       6         884         -

Net loss for the nine months
 ended September 30, 1999 (unaudited)     -       -           -      (4,827,768)

Balance, September 30, 1999
 (unaudited)                         3,685,459  $3,684 $14,891,689 $(18,417,219)



                   TRANS ENERGY, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (Unaudited)


                                   For the Nine Months      For the Three Months
                                   Ended September 30,      Ended September 30,
                                    1999        1998        1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                     $(4,827,768) $(3,277,284) $(638,210) $(1,607,454)
  Adjustments to reconcile net
   loss to cash provided
   by operating activities:
    Depreciation, depletion and
     amortization                1,238,506      714,947    202,871      633,686
   Common stock issued
    for services                   261,000    1,548,500     61,000         -
   Amortization of debenture
    discount                          -       1,415,372       -          27,752
   Loss on valuation of assets   2,442,961         -          -            -
  Changes in operating assets
   and liabilities:
    Decrease (increase) in
     accounts receivable            (2,181)      10,972      3,229          499
   Decrease (increase) in
    prepaid expenses                  -      (1,061,695)      -            -
   Decrease (increase) in loan
    acquisition costs                 -      (2,702,165)      -            -
   Increase (decrease) in
    accounts payable and accrued
    expenses                        86,108    1,121,081     42,427      713,856
   Increase (decrease) in
    interest payable               425,206         -       154,789         -

    Cash Provided (Used) by
     Operating Activities         (376,168)  (2,230,272)  (173,894)    (231,661)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property   400,000      259,129    400,000         -
   Expenditures for property and
    equipment                         (327)  (3,461,818)      -            -

    Cash Provided (Used) by
     Investing Activities          399,673   (3,202,689)   400,000         -

CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issued for cash        -         310,750       -            -
    Proceeds from debentures          -       4,625,400       -            -
  Borrowings of long-term debt     245,090      918,610       -         659,402
  Repayment to related parties        -            -          -            -
  Principal payments on
   long-term debt                 (268,595)    (607,680)  (226,106)    (427,741)

     Cash Provided (Used) by
      Financing Activities         (23,505)   5,247,080   (226,106)     231,661

NET INCREASE (DECREASE) IN CASH       -        (185,881)      -            -

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                            -         185,881       -            -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                   $    -      $     -     $    -      $     -





                           TRANS ENERGY, INC.
            Consolidated Statements of Cash Flows (Continued)
                               (Unaudited)


                                       For the Nine Months  For the Three Months
                                       Ended September 30,   Ended September 30,
                                        1999        1998      1999       1998

CASH PAID FOR:

   Interest                           $ 76,897  $  214,223  $ 11,912   $ 74,449
   Income taxes                       $   -     $     -     $   -      $   -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services   $261,000  $1,548,500  $ 61,000   $   -
   Conversion of debt to equity       $258,390  $     -     $123,350   $   -
   Common stock issued for well costs $   -     $   50,000  $   -      $   -

              TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
            September 30, 1999 and December 31, 1998

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

NOTE 2 - LOSS ON VALUATION OF ASSETS

       On July 2, 1999, the Company sold assets with a depreciated basis of $2,842,961 for $400,000. The loss on valuation of assets of $2,442,961 has been recorded to reflect the value of these assets per the sales transaction.

NOTE 3 - GOING CONCERN

       The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 1999, and has a working capital deficit at September 30, 1999. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.



Item 2. Management's Discussion and Analysis or Plan of Operations

    The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                   1999          1998    1999       1998
                                      (Unaudited)           (Unaudited)

Total revenues . . . . . . . . . .  100%          100%    100%       100%
Total costs and expenses . . . . .  247           301     295        234
Net loss from operations . . . . . (147)         (210)   (195)      (134)
Other income (expense) . . . . . . (111)         (227)   (402)      (252)
Net income (loss). . . . . . . . . (258)         (427)   (597)      (386)


    Total revenues for the three months ("third quarter") and nine months ("first nine months") ended September 30, 1999 decreased 34% and 5%, respectively, when compared with the three and nine months ended September 30, 1998. This decrease is primarily attributed to the sale of certain wells. Total costs and expenses as a percentage of total revenues decreased from 301% in the third quarter of 1998 to 247% for the third quarter of 1999, and actual costs and expenses decreased 64% during the same period. This decrease is primarily attributed to the 74% decrease in depreciation and amortization for the period due to prepaid closing costs being fully amortized and prepaid advertising being mostly exhausted, and 45% decrease in selling, general and administrative expenses due to more efficient expense control related to increased production. The decrease was partially offset by the 2% decrease in the cost of oil and gas due to the stable nature of the Company's marketing arrangements and reallocation of certain costs,

    As a percentage of total revenues, total costs and expenses increased from 234% in the first nine months of 1998 to 295% for the first nine months of 1999. Actual costs and expenses increased 20% in the first nine months of 1999, primarily attributed to the 68% increase in depreciation and amortization expenses due to the acquisition of the Gulf Canada properties in Wyoming, and the 6% increase in cost of oil and gas due to changing market prices due to existing contracts. These results were partially offset by the 18% decrease in salaries and wages due to a reduced staff, and 21% decrease in selling, general and administrative expenses.



    The Company's net loss for the third quarter and first nine months of 1999 was $638,210 and $4,827,768, respectively, compared to a net loss of $1,607,454 and $3,277,284 for the 1998 periods. The decrease in net loss for the third quarter is attributed to the reduction in operating expenses and interest expense during the period. This increase in the Company's net loss for the first nine months of 1999 compared to 1998 is attributed primarily to the Company's loss of $2,442,961 on the sale of assets and the increase in depreciation and amortization.

    For the remainder of fiscal year 1999, management expects selling, general and administrative expenses to remain at approximately the same rate as for the first nine months of 1999. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 1999.

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

    In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended
December 31, 1998 or three month period ended September 30, 1999 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at September 30, 1999 was a negative $8,676,559 compared to a negative $7,187,544 at December 31, 1998. This 21% decline in working capital is primarily attributed to the realization of $975,443 in prepaid closing costs in 1998 compared to none in the first nine months of 1999, and the 45% decrease in prepaid advertising during the first nine months of 1999. Also contributing to the decline in working capital was the 18% increase in trade accounts payable, 16% increase in accrued expenses, 25% increase in salaries payable, and 3% increase in debentures payable.



    The Company anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations, particularly from its Gulf Canada interests in Wyoming. In the event revenues are not sufficient to meet the Company's working capital needs, it will explore the possibility of additional funding from either the sale of debt or equity securities. The Company has no current agreements or arrangements for additional funding and there can be no assurance such funding will be available to the Company or, if available, it will be on acceptable or favorable terms to the Company.

    As of September 30, 1999, the Company had total assets of $6,580,980 and total stockholders' deficit of $3,521,846, compared to total assets of $10,353,638 and total stockholders' equity of $786,532 at December 31, 1998. This decrease in assets and stockholders' equity is primarily attributed to the loss on valuation of assets of $2,442,961.

    At September 30, 1999, the Company had debentures payable of $5,936,052, which represents certain convertible debentures that matured during the first quarter of 1999. The Company currently anticipates that either the debentures will be converted into common stock or the Company will attempt to negotiate an extension to the maturity date.

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

    On March 12, 1997, a complaint entitled F. Worthy Walker vs. Loren Bagley, William Woodburn, Mark Woodburn, Trans Energy, Inc. and Vulcan Energy Corporation, was filed in the District Court of Dallas, Texas (# 9702304C). The complaint alleges that the Company breached certain contracts related to Mr. Walker's employment with Vulcan Energy Corporation, and seeks punitive and exemplary damages. The Company denies all allegations and intends to vigorously defend its position. Management believes that the results of the proceedings will not have a material adverse effect on the Company. On February 17, 1998, the Company and the above named defendants filed a countersuit against F. Worthy Walker alleging breach of contract, fraud and fraudulent inducement, conversion, and breach of fiduciary duty and seeks punitive damages. The Company intends to vigorously pursue its countersuit against Mr. Walker.

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

Item 2.   Changes In Securities and Use of Proceeds

    During the third quarter of 1999, the Company issued a total of 1,046,378 shares of its common stock. Of this amount 244,000 shares of common stock to six persons for services rendered to the Company valued at $.25 per share, and 802,378 shares to eight persons upon the conversion of certain debentures valued at $.15 per share, including penalty and interest.

    The above issuances of shares were made in private transactions to persons possessing knowledge of the Company and its business operations. Accordingly, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended, provided by Sections 3(a)(9) and 4(2) of such Act.

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

Item 5.  Other Information

    This Item is not applicable

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

    During the three month period ended September 30, 1999, the Company did not file any reports on Form 8-K.



                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRANS ENERGY, INC.



Date:  November 22, 1999                By  /S/ Loren E. Bagley
                                        LOREN E. BAGLEY, President
                                        and Chief Executive Officer




Date:  November 22, 1999                By  /S/ William F. Woodburn
                                        WILLIAM F. WOODBURN, Vice
                                        President and Director
                                        (Principal Accounting Officer)