Form 10KSB
period 1999-12-31
TRANS ENERGY INC
filed 2000-04-14
CIK 919721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1999

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

     State the issuer's revenues for its most recent fiscal year.
$ 1,092,899

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $962,787 (Based on price of $.14 on April 11, 2000)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                 Outstanding as of December 31, 1999

     Common Stock, Par Value
       $.001 per share                       7,107,746

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE

Transitional Small Business Disclosure Format.   Yes [ ]  No [X]


                        TRANS ENERGY, INC.

                        TABLE OF CONTENTS

                                                                          Page

                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            3

Item 2.   Description of Property. . . . . . . . . . . . . . . .           12

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .           14

Item 4.   Submission of Matter to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . .           15

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .           15

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .           17

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           21

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .           46

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with Section 16(a)
          of the Exchange Act. . . . . . . . . . . . . . . . . .           46

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           48

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .           48

Item 12.  Certain Relationships and Related Transactions . . . .           50

                             PART IV

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           52

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . .           53









                              PART I

Item 1.   Description of Business

History

     Trans Energy, Inc., a Nevada corporation (the "Company" or "TSRG"), is primarily engaged in the transportation, marketing and production of natural gas and oil, and also conducts exploration and development activities. The Company owns and operates 3 oil and gas wells in West Virginia, 1 oil well in Wyoming, and owns an interest in 7 oil wells in Wyoming that it does not operate. The Company also owns and operates an aggregate of over 100 miles of three-inch, four-inch and six-inch gas transmission lines located within West Virginia in the Counties of Ritchie, Tyler and Pleasants. This pipeline system gathers the natural gas produced from these wells and from wells owned by third parties. The Company also has approximately 22,000 acres under lease in the Powder River Basin in Campbell, Crook and Weston Counties, Wyoming In 1999, the Company sold most of its oil and gas wells in West Virginia and its interest in the Sistersville field located in Sistersville, West Virginia.

     On March 6, 1998, the Company entered into an agreement to purchase from GCRL Energy, Ltd. ("GCRL") all of GCRL's interest in the Powder River Basin in Campbell and Crook Counties, Wyoming, consisting of interests in five (5) wells, four (4) of which are producing, interests in 30,000 leasehold acres, and interests in approximately seventy-three miles of 3-D seismic data. The properties include three producing fields from Minnelusa Sandstone and were discovered on 3-D seismic. The Company made an initial payment for the properties of $332,500 and the balance of $2,987,962 was paid for with proceeds from the sale of Convertible Debentures. During 1999, the SAGEBRUSH $3 WELL WAS DRILLED IN THE Sagebrush field in Campbell County Wyoming. It will be used as a water injector well to increase production in the Sagebrush #1 and #2 existing producing wells.

     The Company's principal executive offices are located at 210
Second Street, P.O. Box 393, St. Marys, West Virginia 26170, and its telephone number is (304) 684-7053.

Business Development

     In 1999, the Company changed its primary business focus. It sold many of its Appalachian Basin assets and purchased 51% of a producing well in the Powder River Basin in Wyoming. The Company intends to focus its attention toward developing its acreage in the Powder River Basin in Wyoming and drilling for deep gas (Trenton-Black River) in the Appalachian Basin in West Virginia. In October 1999, Columbia Natural Resources, Inc. (CNR), a subsidiary of Columbia Energy Group (CEG) announced that it had confirmed the existence of a new natural gas field in West Virginia. The Company is actively pursuing acreage within this region and anticipates drilling within the next 12 months.

     The Company's business strategy is to economically increase its reserves, production and sale of gas and oil from existing and acquired properties in the Powder River Basin and Appalachian Basin and elsewhere in order to maximize shareholders' return over the long term. The Company's strategic location in West Virginia enables the Company to actively pursue the acquisition and development of producing properties in that area that will enhance the Company's revenue base without proportional increases in overhead costs.

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

     Spencer Wells

     Also in September 1993, the Company acquired from Dennis L. Spencer all rights, title and interest to six producing oil and gas wells located in West Virginia, in exchange for the Company shares. Five of the wells identified as "Fowler," "Goff," "Locke," "McGill" and "Workman" are situated in Ritchie County in a proven reservoir field. The remaining well identified as "Spencer," is located in Tyler County. All six wells were completed in 1991 and have been producing oil and gas through the date hereof. In 1999, five of these wells were sold to an unaffiliated third party.

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

Current Business Activities - Powder River Basin Wyoming

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

     The following table sets forth information concerning the existing oil production per day of the producing wells located on the GCRL property.

                             Gross Bbls.
Name of Well                 Oil Per Day   Net % to TSRG  Net Bbls. to TSRG

Sagebrush Fed #1                  78           48.8%                38
Sagebrush Fed #2                  55           47.5%                22
Pinon Fee #1                      36           51.2%                19
Sandbar Boley 31-36               44            .22%                 1
Sandbar State 1-36                 0           14.2%                 0
Sandbar State 2-36                 0             33%                 0
Wolff 1-35                         8             68%                 5
        TOTAL                    221                                85

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

     Although the Company will continue to transport and market natural gas through its various pipelines, there are no current plans to acquire or to lay any additional pipeline systems in 2000. Apart from the three wells drilled in the Powder River Basin in Wyoming and the one well drilled in Sistersville, West Virginia, the Company has not drilled any new wells in the last three years.

Powder River Basin Wyoming - Prima

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

     The Company completed the drilling of the Fowler 22-8 in January 1998 and determined the well to be a dry hole and was plugged. The Company did not drill additional wells on this acreage during 1998 or 1999.

Powder River Basin Wyoming   Wolffe Prospect

     On May 27, 1997, the Company purchased a 30% working interest in the Wolffe Prospect in the Powder River Basin in Campbell County, Wyoming for $65,000 from an unaffiliated third party. Included in the purchase price was a 30% working interest in the Wolffe #1-35 well and 30% interest in 240 acres. In October 1997, the Company participated in its share of the drilling of the Horizon 32-35 well. The target formation was the Minnelusa "B1" sand. The well was determined to be a dry hole and plugged. On November 15, 1999, the Company purchased for $16,000 an additional 51% working interest in the Wolff 1-35 well from Renor Exploration Limited.

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

     The Company has observed the success of oil and gas exploration in the Sistersville field by other entities after expensive studies. The preliminary studies conducted by the seller of the Sistersville property to the Company indicating substantial reserves were included in the purchase price paid by the Company for the Sistersville acreage. The Company drilled a well on its Sistersville acreage in April 1997. On December 3, 1999, the Company sold the Sistersvilee field for $125,000 to an unaffiliated third party.

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

     Although management believes that the Company is not dependent upon any one customer, its marketing arrangement with Sancho Oil and Gas Corporation accounted for approximately 47% of The Company's revenue for the year ended December 31, 1998, and approximately 47% for the year ended December 31, 1997. This marketing agreement is in effect until September 1, 2008. The majority of the balance of the gas sold by the Company is marketed under a one year contract with Hope. The price under the agreement is set monthly and gas is sold as available with no volume requirements or restrictions. Sales to this customer made up approximately 49% of net revenues in 1998. No other single customer accounts for more than 10% of The Company's business.

     In addition to the natural gas produced by the Company's wells, it also purchased approximately 400 Mcf of natural gas per day in 1998.

Competition

     TSRG is in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of the Appalachian and Powder River Basins and elsewhere, and competing for customers. Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of TSRG's competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than TSRG. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that there exists a viable market place for smaller producers of natural gas and oil and for operators of smaller natural gas transmission systems.

     Under its contract with Sancho, TSRG has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby TSRG receives the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon indices that include the residential gas commodity charge of Hope and the Inside F.E.R.C. Index. Were it not for the relationship between Hope and Sancho, Hope would compete directly with TSRG for the sale of gas to certain customers, specifically OSI Specialities, Inc. and Ormet Aluminum Company.

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

     The Company may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed operations may have upon the environment. Requirements imposed by such authorities could be costly, time-consuming and could delay continuation of production or exploration activities. Further, the cooperation of other persons or entities may be required for the Company to comply with all environmental regulations. It is conceivable that future legislation or regulations may significantly increase environmental protection requirements and, as a consequence, The Company's activities may be more closely regulated which could significantly increase operating costs. However, management is unable to predict the cost of future compliance with environmental legislation. As of the date hereof, management believes that the Company is in compliance with all present environmental regulations. Further, the Company believes that its oil and gas explorations do not pose a threat of introducing hazardous substances into the environment. If such event should occur, the Company could be liable under certain environmental protection statutes and laws. The Company does presently carry insurance for environmental liability.

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

Item 2.  Description of Property

     The Company's properties consist essentially of the working and royalty interests owned by the Company in various oil and gas wells and leases located in West Virginia. The Company's proved reserves for the years ended December 31, 1997, 1996 and 1995 are set forth below:

                                December 31,
                                1999         1998        1997
Natural Gas (MMcf)
  Developed                       -          912,428     979,662
  Undeveloped                     -          801,654     801,654
  Total Proved                    -        1,714,082   1,781,316
Crude Oil (MBbl)
  Developed                   1,225,648    1,504,813      30,870
  Undeveloped                   210,610      200,721     180,000
  Total Proved                1,436,258    1,705,534     210,870

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

                                       Years ended December 31,
Average sales price:              1999           1998           1997
    Gas (per mcf)                $ 3.04         $ 2.70         $ 2.95
    Oil (per bbl)                 13.83          10.04          16.44
   Average cost of
     production:
    Gas (per mcf)                  1.31           1.38           1.09
    Oil (per bbl)                  7.52           8.28           6.54

    The Company has not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of The Company's last fiscal year.

    The following schedule sets forth the capitalized costs
relating to oil and gas producing activities by the Company for the past three fiscal years.
                                      Years ended December 31,
                                  1999           1998         1997
Proved oil and gas
 producing properties
 and related lease
 and well equipment             $4,730,577    $5,894,561     $2,696,511
Unproved oil and gas
 properties                        180,000     3,347,825      1,425,800
Accumulated depreciation
 and depletion                     (25,930)     (527,140)      (433,799)
Net Capitalized Costs            $4,884,647    $8,715,246    $3,688,512

    The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to The
Company's proved oil and gas reserves.

                                         Years ended December 31,
                                      1999       1998           1997
Standardized measure,
 beginning of year                 9,495,694   3,534,828     $3,611,702
Oil and gas sales, net
 of production costs               (313,619)    (433,412)      (390,922)
Sales of mineral in place         (3,965,088        -              -
Purchases                               -      5,289,539           -

Net change due to revisions
 in quantity estimates                  -      1,104,739        314,048
Standardized measure,
 end of year                      $5,216,987  $9,495,694      $3,534,828

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

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1999.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    Commencing in October 1994, the Company's common stock was traded on the Nasdaq Small-Cap Market ("Nasdaq") under the symbol "TSRG." On May 19, 1999, The Nasdaq-Amex Market Group notified the Company that its common stock was being removed from The Nasdaq Stock Market because of the Company's failure to maintain certain listing requirements and maintenance standards. The Company's common stock will continue to be quoted on the OTC Bulletin Board under the symbol "TSRG."

    Set forth in the table below are the quarterly high and low prices of the Company's common stock as obtained from the Nasdaq
Small-Cap Market and the OTC Bulletin Board for the past two fiscal years.
                                   High            Low
         1998
              First Quarter       $ 6.68         $ 2.00
              Second Quarter      $ 5.00         $ 2.13
              Third Quarter       $ 2.38         $  .50
              Fourth Quarter      $ 1.37         $  .44
         1999
              First Quarter       $ 1.25         $  .50
              Second Quarter      $ 1.03         $  .19
              Third Quarter       $  .50         $  .19
              Fourth Quarter      $  .31         $  .10


     As of December 31, 1999, there were 197 holders of record of the common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

                      Results of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's
Statements of Operations for the two most recent fiscal years ended December 31, 1999, and 1998. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                                       Fiscal Years Ended
                                                          December 31,
                                                       1999          1998
Total revenues . . . . . . . . . . . . . . . . .        100%          100%
Total costs and expenses . . . . . . . . . . . .        392           293
Total other income (expenses). . . . . . . . . .       (285)         (218)
Loss before taxes and gain from
  discontinued operations  . . . . . . . . . . .       (577)         (411)
Income taxes . . . . . . . . . . . . . . . . . .          -             -
Net gain from discontinued operations. . . . . .          -            17
Net (loss) . . . . . . . . . . . . . . . . . . .       (577)         (394)


For the Year Ended December 31, 1999 Compared to the Year Ended
December 31, 1998

    Total revenues of $1,092,899 for the year ended December 31, 1999 ("1999") decreased 11% when compared to $1,230,916 for the year ended December 31, 1998 ("1998"). In 1999, oil made up 37% of total revenues compared to 13% in 1998. Accordingly, gas sales decreased from 77% of sales in 1998 to 63% in 1999. This increase in oil revenues was due to the Gulf Canada interests in Wyoming which produces oil and not natural gas.

    The Company had a net loss of $6,298,333 for 1999 compared to a net loss of $4,849,290 in 1998.  The Company's total costs and expenses increased 19% in 1999 and, as a percentage of revenues, increased from 293% in 1998 to 392% in 1999.  The cost of oil and gas decreased 36% in 1999 due to lower purchases and a set price.
As a percentage of revenues, cost of oil decreased from 65% in 1998
to 46% 1999 due to increased oil selling prices in 1999.   Selling, general
and administrative expenses increased 68% in 1999 when compared to 1998, primarily due to additional amortization on pre-paid advertising and marketing. Salaries and wages decreased 18% in 1999 due to one officer leaving the Company. Depreciation, depletion and amortization increased
34% in 1999 from 1998 due to dry hole costs of $992,900. Interest expense in 1999 decreased 72% from 1998 due to the Company having recorded the discount on its Convertible debentures in 1998.

Net Operating Losses

    The Company has accumulated approximately $19,800,000 of net operating loss carryforwards as of December 31, 1999, which may be offset against future taxable income through 2019. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at December 31, 1999 was a negative $9,115,862 compared with a negative $6,812,876 at December 31, 1998. This change was primarily attributed to the maturity of certain debentures payable in 1999. The Company anticipates meeting its working capital needs during the 1999 fiscal year with revenues from operations and possibly from capital raised through the sale of either equity or debt securities. The Company has no current agreements or arrangements for additional funding and there can be no assurance such funding will be available to the Company or, if available, it will be on acceptable or favorable terms to the Company.

    On July 2, 1999, the Company sold assets with a depreciated basis of $2,842,961 for $400,000. The loss on valuation of assets of $2,442,961 has been recorded to reflect the value of these assets per the sales transaction. The Company has applied the proceeds from the sale to general operating expenses.

    As of December 31, 1999, the Company had total assets of $5,291,159 and stockholders' deficit of $4,630,435 compared to total assets of $10,353,838 and total stockholders' deficit of $786,532 at December 31, 1998.

    In 1998, the Company issued $4,625,400 face value of 8%
Secured Convertible Debentures Due March 31, 1999. A portion of the proceeds were used to acquire the GCRL properties and interest in Wyoming. Although the maturity date of the Debentures has passed, the Company believes that the Debentures will be converted into common stock, unless the Company can negotiate an extension with the holders. At December 31, 1999, the Company had debentures payable of $5,090,496, reflecting the face value of the outstanding debentures and accrued interest.

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

    The Company has completed its assessment of the Year 2000 issue and believes that any costs of addressing the issue will not have a material adverse impact on the Company's financial position. To date, the Company has not experienced any year 2000 problems. The Company has not incurred any costs associated with its assessment of the Year 2000 problem.

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

Recent Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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



Item 7.       Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1999 and 1998 have all been examined to the extent indicated in their report by Jones, Jensen & Company, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.


















                        TRANS ENERGY, INC.
                        AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999








                       INDEPENDENT AUDITORS' REPORT


      Board of Directors
      Trans Energy, Inc. and Subsidiaries
      St. Mary's, West Virginia

      We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans Energy, Inc. and Subsidiaries as of December 31, 1999 and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

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



      Jones, Jensen & Company
      Salt Lake City, Utah
      March 23, 2000


               TRANS ENERGY, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet


                              ASSETS

                                                              December 31,
                                                                  1999

CURRENT ASSETS

  Cash                                                       $     13,477
  Accounts receivable, net (Note 1)                               127,154

     Total Current Assets                                         140,631

PROPERTY AND EQUIPMENT (Note 2)

  Vehicles                                                         94,589
  Machinery and equipment                                          10,092
  Pipelines                                                     2,254,908
  Well equipment                                                   49,155
  Wells                                                         3,704,389
  Leasehold acreage                                               180,000
  Accumulated depreciation                                     (1,408,486)

     Total Fixed Assets                                         4,884,647

OTHER ASSETS

  Restricted cash (Note 2)                                        262,089
  Deposits                                                          3,792

     Total Other Assets                                           265,881

     TOTAL ASSETS                                             $ 5,291,159



               TRANS ENERGY, INC. AND SUBSIDIARIES
              Consolidated Balance Sheet (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                              December 31,
                                                                  1999
CURRENT LIABILITIES

 Accounts payable - trade                                   $   1,181,945
 Accrued expenses                                               1,182,754
 Salaries payable                                                 412,262
 Notes payable - current portion (Note 3)                       1,228,566
 Related party payables (Note 4)                                  161,470
 Debentures payable (Note 11)                                   5,090,496

  Total Current Liabilities                                     9,257,493

NET LIABILITIES IN EXCESS OF THE ASSETS OF
 DISCONTINUED OPERATIONS (Note 9)                                 104,911

LONG-TERM LIABILITIES

 Notes payable (Note 3)                                           559,190

  Total Long-Term Liabilities                                     559,190

  Total Liabilities                                             9,921,594

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 6)

 Common stock; 30,000,000 shares authorized at $0.001 par value;
  7,107,746 shares issued and outstanding                           7,107
 Capital in excess of par value                                15,250,242
 Accumulated deficit                                          (19,887,784)

  Total Stockholders' Equity (Deficit)                         (4,630,435)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $  5,291,159

               TRANS ENERGY, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations


                                                       For the Years Ended
                                                           December 31,
                                                        1999           1998

REVENUES                                          $  1,092,899   $  1,230,916

COSTS AND EXPENSES

  Cost of oil and gas                                  506,518        797,504
  Salaries and wages                                   271,114        331,514
  Depreciation, depletion and amortization           2,523,043      1,888,089
  Selling, general and administrative                  979,340        584,191

     Total Costs and Expenses                        4,280,015      3,601,298

LOSS FROM OPERATIONS                                (3,187,116)    (2,370,382)

OTHER INCOME (EXPENSE)

  Other income                                          14,184            563
  Interest expense                                    (793,840)    (2,833,653)
  Gain on disposition of assets                           -           150,860
  Loss on sale of assets (Note 2)                   (2,331,561)          -

     Total Other Income (Expense)                   (3,111,217)    (2,682,230)

LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES AND MINORITY INTERESTS                (6,298,333)    (5,052,612)

INCOME TAXES (Note 1)                                     -              -

MINORITY INTERESTS                                        -              -

LOSS FROM CONTINUING OPERATIONS                     (6,298,333)    (5,052,612)

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS
 (Note 9)                                                 -           203,322

NET LOSS                                          $ (6,298,333)  $ (4,849,290)




               TRANS ENERGY, INC. AND SUBSIDIARIES
        Consolidated Statements of Operations (Continued)


                                                        For the Years Ended
                                                           December 31,
                                                        1999           1998

BASIC LOSS PER SHARE

  Continuing operations                            $    (1.90)    $    (2.76)
  Discontinued operations
     Loss from discontinued operations                  -              -
     Gain on release of debt                            -               0.11

        Net Discontinued Operations                     -               0.11

                                                   $    (1.90)    $    (2.65)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                        3,319,421      1,826,961





                TRANS ENERGY, INC. AND SUBSIDIARIES
     Consolidated Statements of Stockholders' Equity (Deficit)


                                                       Capital in
                                    Common Shares      Excess of   Accumulated
                                   Shares    Amount    Par Value     Deficit

Balance, December 31, 1997       1,415,808  $ 1,415  $ 10,751,227  $ (8,740,161)

Contribution of capital by
 shareholders                         -        -          208,210          -

Common stock issued for services
 at $1.45 per share                248,812      249       360,501          -

Common stock issued for debt
 conversion at $1.65 per share      36,364       36        59,964          -

Common stock issued for prepaid
 closing fees at $3.27 per share   473,833      474     1,548,427          -

Contributed capital from discount on
 debentures                           -        -        1,445,480          -

Net loss for the year ended
 December 31, 1998                    -        -             -       (4,849,290)

Balance, December 31, 1998       2,174,817    2,174    14,373,809   (13,589,451)

Common stock issued for services
 at $0.59 per share                440,000      440       259,560          -

Common stock issued for services
 and conversion of debt to equity
 at $0.98 per share                 94,000       94        92,106          -

Common stock issued for conversion
 of debentures, penalty and
 interest at $0.12 per share     4,398,929    4,399       524,767          -

Net loss for the year ended
 December 31, 1999                    -        -             -       (6,298,333)

Balance, December 31, 1999       7,107,746  $ 7,107  $ 15,250,242  $(19,887,784)



                  TRANS ENERGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows


                                                       For the Years Ended
                                                           December 31,
                                                        1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                         $ (6,298,333)   $ (4,849,290)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Depreciation, depletion and amortization          2,523,043       1,888,089
    Amortization of discount on debenture                  -          1,445,480
    Loss (gain) on disposition of assets              2,331,561        (150,860)
    Common stock issued for services                    283,700         360,750
    (Gain) on discontinued operations                      -           (203,322)
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable          122,374         (74,368)
    (Increase) in restricted cash                      (262,089)           -
    Decrease (increase) in prepaid and other current
     assets                                              21,232      (1,538,124)
    (Increase) in related party receivables                -            (21,231)
    Increase in accounts payable and accrued expenses 1,150,379       1,611,791

       Net Cash (Used) by Operating Activities         (128,133)     (1,531,085)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property and equipment          525,000         309,129
  Expenditures for property and equipment              (185,165)     (3,902,098)

      Net Cash Provided (Used) by Investing Activities  339,835      (3,592,969)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from related parties                         153,469            -
  Principal payments on notes payable                  (387,694)       (625,070)
  Proceeds from notes payable                            36,000         937,843
  Proceeds from debentures                                 -          4,625,400

    Net Cash Provided (Used) by Financing Activities $ (198,225)    $ 4,938,173



                  TRANS ENERGY, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Continued)


                                                  For the Years Ended
                                                      December 31,
                                                  1999           1998

NET INCREASE (DECREASE) IN CASH               $   13,477     $ (185,881)

CASH AND CASH EQUIVALENTS,  BEGINNING OF YEAR       -           185,881

CASH AND CASH EQUIVALENTS,  END OF YEAR       $   13,477     $     -

CASH PAID FOR:

  Interest                                    $   87,939     $  120,049
  Income taxes                                $     -        $     -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services            $  283,700     $  360,750
  Contribution of shareholder salaries        $     -        $  208,210
  Common stock issued for debt                $  597,666     $     -



               TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                    December 31, 1999 and 1998


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

       b. Accounting Method

       The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

       Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.







              TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                   December 31, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       b.  Accounting Method (Continued)

       On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

       On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

       The Company has elected a calendar year end.

       c. Basic Loss per Share of Common Stock

       The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. Fully diluted loss per share of common stock is not disclosed as the common stock equivalents are antidilutive in nature.

       All references to shares have been retroactively restated to reflect a 1-for-4 reverse stock split.

                                                      1999            1998

       Numerator - net loss                      $ (6,298,333)   $ (5,052,612)

       Denominator - weighted average shares        3,319,421       1,827,861

       Net loss per share                        $      (1.90)   $      (2.65)

       d. Provision for Taxes

       At December 31, 1999, the Company had net operating loss carryforwards of approximately $19,800,000 that may be offset against future taxable income through 2019. No tax benefit of the loss carryforward has been reported in the consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards is offset by a valuation allowance of the same amount.

       e. Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.



              TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                   December 31, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f. Principles of Consolidation

       The consolidated financial statements include the Company and its wholly owned subsidiary, Ritchie County Gathering Systems, Inc. and its 65% owned subsidiary, Tyler Construction Company, Inc. All significant intercompany accounts and transactions have been eliminated.

       g. Presentation

       Certain 1998 balances have been reclassified to conform to the presentation of the 1999 consolidated financial statements.

       h. Depreciation

       Fixed assets are stated at cost. Depreciation on vehicles, machinery and equipment and is provided using the straight line method over expected useful lives of five years. Depreciation on pipelines and well equipment is provided using the straight-line method over the expected useful lives of fifteen years. Wells are being depreciated using the units-of-production method on the basis of total estimated units of proved reserves.

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

       j.  Prepaid Closing Costs

       Prepaid closing costs consisted of the following at December 31, 1999:

             473,833 shares issued, valued at $3.27 per share   $ 1,548,901
             Debentures issued for no cash consideration            195,400
             Costs paid at the closing of the debenture financing   281,009
                  Less accumulated amortization                  (2,025,310)

                      Net Prepaid Closing Costs                 $      -

       The prepaid closing costs are associated with the debentures which were issued in 1998 (Note 11) and are being amortized over a 1 year life.

       The remaining balance of $675,443 was amortized in the first quarter of 1999. Amortization expense for the years ended
       December 31, 1999 and 1998 was $675,443 and $1,349,867,
       respectively.

              TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                   December 31, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       k.  Prepaid Advertising

       Prepaid advertising consisted of the following at December 31, 1999:

                 Costs paid out of the debenture closing     $  1,062,628
                      Less accumulated amortization            (1,062,628)

                      Net Prepaid Advertising                $       -

       These advertising costs were fully amortized in 1999 and were associated with preparing Company press releases and providing them to the public in various publications and trade journals. Amortization expense for the years ended December 31, 1999 and 1998 was $688,173 and $374,455, respectively.

       l.  Long Lived Assets

       All long lived assets are evaluated yearly for impairment per SFAS 121. Any impairment in value is recognized as an expense in the period when the impairment occurs.

       m.  Changes in Accounting Principle

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

       n.  Accounts Receivable

       Accounts receivable are shown net of an allowance for bad debt of $0.00 at December 31, 1999.

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



              TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                   December 31, 1999 and 1998

NOTE 2 - PROPERTY AND EQUIPMENT (Continued)

       In January of 1989, the Company acquired interests in oil and gas producing properties from Black Petroleum Corporation (Black). In exchange for the interests acquired, the Company paid $100,000 cash, 160,790 shares of common stock and assumed certain liabilities of Black. The value of the stock issued was based on the estimated fair market value of the properties acquired less cash paid and liabilities assumed. The purchase price for oil and gas properties totaled $2,015,109.

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

       On July 2, 1999, the Company sold the remaining Black wells and 5 of the 7 Heath wells and well equipment associated with them for $400,000. The Company had a net basis of $2,577,627 which resulted in a loss on sale of assets of $2,177,627. Pursuant to the sale agreement, the Company established an escrow account which is being used to pay back royalties, property taxes, and severance taxes associated with the wells which were sold. The balance in the restricted cash account was $262,089 at December 31, 1999.

       On November 29, 1999, the Company sold the Sistersville wells and acreage for $125,000. The Company had a basis in these assets of $278,934 which resulted in a loss on sale of assets of $153,934.

       At December 31, 1999, the Company owned the following wells:
       Heath #2 with a basis of $36,577, Wolfe with a basis of $65,000, 2 Spencer wells with a basis of $372,000 and 2 Gulf Canada wells with a basis of $3,230,812. Additionally, the Company has allocated $180,000 to the Gulf Canada leasehold acreage in Wyoming.



              TRANS ENERGY, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1999 and 1998


NOTE 3 - LONG-TERM DEBT

       The Company had the following debt obligations at December 31, 1999:

  New York Life, secured by cash value in policy, interest payable
   annually at 7.25% interest rate.                                 $    24,111

  First National Bank of St. Marys, $9,244 payable monthly, 12.5%
   interest rate, secured by equipment and personal guarantee
   of officers.                                                         518,265

    Union Bank of Tyler County, interest at 11.5% due quarterly, renewable, due on demand, secured by equipment and personal
   guarantee of officers.                                                19,756

  Union Bank of Tyler County, principal and interest due on March 14,
   1999, interest rate of 14%, secured by vehicle and personal guarantee
   of officers.                                                          29,000

  Wesbanco, interest payable quarterly, prime +2%, due
   on demand, secured by officers' personal assets.                     300,000

  Note payable to an individual, due on demand, bearing interest at
   9.75%, unsecured.                                                    292,078

  Wesbanco, secured by vehicles, various maturity dates,
   principal and interest due monthly at 9.25% to 10.25%.                 4,533

  Note due to a private individual, due November 7, 1996 with interest
   at 20%, secured by personal guarantee of officers.                   164,915

  Note due to an individual, due August 1999 with interest at 7.50%, requiring monthly payments of $3,000, secured by personal guarantee
   of officer.                                                          275,722

    Note payable to individual, bearing interest at 7.00%,
  due on demand, secured by personal guarantee of officers.              58,156

  Note payable to Core Laboratories, bearing interest at 10.00%, requiring monthly payments of $351, due August 1, 2004,
   and unsecured.                                                        15,417

  Note payable to RR Donnelley, payments of $3,244 of
   principal and interest at 10.4% due monthly, unsecured.               85,803

             Total                                                    1,787,756

             Less Current Portion                                    (1,228,566)

    Total Long-Term Debt                                           $    559,190



              TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                   December 31, 1999 and 1998

NOTE 3 - LONG-TERM DEBT (Continued)

    Future maturities of long-term debt are as follows:

    2000                                           $ 1,228,566
    2001                                                92,540
    2002                                                87,096
    2003                                                73,808
    2004                                                81,694
    2005 and thereafter                                224,052

         Total                                     $ 1,787,756

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

  c.  Receivables

  The Company has various receivables from and payables to the officers and companies of the officers. These amounts have been grouped together with a net payable of $161,470 at Dececember 31, 1999. The net payable bears interest at 10%, is due on demand and unsecured.

NOTE 5 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

  The Company's marketing arrangement with Sancho accounted for approximately 47% of the Company's revenue for the year ended December 31, 1999. This marketing agreement is in effect until December 1, 2008. Another customer also generated sales in excess of 10% of the Company's total sales. Sales to this customer made up approximately 49% of net revenues in 1999.

NOTE 6 - STOCKHOLDERS' EQUITY

  In 1999, the Company issued 440,000 shares of common stock for services valued at $260,000. The services were valued at the closing price of the stock on the date of issue.

  In 1999, the Company issued 94,000 shares of common stock for the conversion of $68,500 of debt and $23,700 of services.
  The stock was valued at the closing price on the dates of issuance.



              TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                   December 31, 1999 and 1998

NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

  In 1999, the Company issued 4,398,929 shares of common stock for the conversion of $469,064 of the debentures payable, and $60,102 of accrued penalties and interest. The stock was converted at 70% of the 5-day moving average price prior to the date of conversion. The 30% discount was recognized in 1998 upon issuance of the debentures.

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

  A former officer of Vulcan Energy, Inc. has filed suit against the Company, its officers and directors and Vulcan Energy, Inc., asserting a claim against these parties based upon a breach of contract and fraud in connection with his employment with Vulcan Energy, Inc.. The parties to this action have filed a response vigorously contesting the allegations and have filed a countersuit to this action. Management believes that the Company and the ultimate outcome of these actions and their possible effects on the consolidated financial statements will not be material.

  The Company pays $1,400 per month for leased office space which is on a month-to-month basis.

NOTE 8 - GOING CONCERN

  The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 1999, and has a working capital deficit at December 31, 1999. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company. (See also Notes 10 and 11)



              TRANS ENERGY, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997

NOTE 9 - VULCAN ENERGY, INC. - DISCONTINUED OPERATIONS

  In March 1997, the Board of Directors of the Company decided to discontinue the operations of Vulcan Energy, Inc. (Vulcan), its 80% owned subsidiary by abandoning it. The abandonment was consummated is April 1997. No operations activity occurred in Vulcan in 1998. The following is a summary of income (loss) from operations of Vulcan Energy, Inc.

                                                   1998

  OIL AND GAS SALES                             $    -
  COST OF SALES                                      -

  OPERATING EXPENSES                                 -

    General and administrative                       -

       Total Operating Expenses                      -

  Loss from discontinued operations                  -

  Gain on release of debt                         203,322

  Net Gain (Loss) from Discontinued Operations  $ 203,322

  The Company retains no assets which were attributable to Vulcan. No income tax benefit has been attributed to the gain
  (loss) from discontinued operations.

  Net liabilities in excess of assets totaling $104,911 have been reflected separately in the accompanying consolidated balance sheet as of December 31, 1999.

NOTE 10 - JOINT VENTURE

  The Company entered into a joint venture with Natural Gas Technologies, Inc. (NGT) to form Sundance Producers, LLC. This joint venture was engaged in oil and gas production activities in Wyoming. The joint venture drilled a dry hole and has been discontinued.

NOTE 11 - CONVERTIBLE DEBENTURES

  On September 10, 1998, the Company completed a debenture issue of $4,625,400 face value of 8% Secured Convertible Debentures due March 31, 1999 (the "Debentures") Interest shall accrue upon the date of issuance until payment in full of the principal sum has been made or duly provided for. Holders of the Debentures shall have the option, at any time, until maturity, to convert the principal amount of their Debenture, or any portion of the principal amount which is at least $10,000 into shares of the Company's Common Stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the Company's Common Stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the Debentures. Any accrued and unpaid interest shall be payable, at the option of the Company, in cash or in shares of the Company's Common Stock valued at the then effective conversion price.



              TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                   December 31, 1999 and 1998

NOTE 11 - CONVERTIBLE DEBENTURES (Continued)

  Pursuant to the terms of the Debentures, the Company has agreed to file a registration statement with the Commission to register the shares of the Company's Common Stock into which the Debentures may be converted. Upon effectiveness of the registration statement, the shares of the Company's Common Stock underlying the Debentures, when issued, will be deemed registered securities and will not be restricted as to the resale of such securities. If the Company fails to file its registration statement within forty-five (45) days from the closing of the Debenture offering, the Company may be obligated to increase by up to fifteen percent (15%) the number of shares issuable upon conversion to each holder.

  The Company has accrued and fully amortized a discount on the Debentures of $1,445,480 to compensate for the seventy percent (70%) bid conversion and contributed this amount to additional paid-in capital. The Company has also accrued an additional amount of $963,653 as a penalty payable to compensate for the non-filing of the registration statement penalty of 15% and for the 5% discount on the conversion of the debentures penalty and have added these amounts to the debenture payable. In 1999, the Company converted $469,064 of the debenture and $60,102 of the penalties and interest into 4,398,929 shares of common stock.

  At December 31, 1999, the Company owes $5,090,496 of debentures payable which includes $934,159 of penalty payable.
  Additionally, the Company has accrued $518,235 of interest payable which is included in accrued expenses.

  If the convertible debentures, penalties and interest were converted at December 31 1999, the Company would have been obligated to issue up to 50,988,463 shares of common stock.

NOTE 12 - BUSINESS SEGMENTS

  Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Prior period amounts have been restated to conform to the requirements of this statement. The Company conducts its operations principally as oil and gas sales with Trans Energy and pipeline transmission with Ritchie County and Tyler Construction.

  Certain financial information concerning the Company's
  operations in different industries is as follows:
                                                      Ritchie
                            For the                   County
                          Years Ended      Trans     and Tyler    Corporate
                          December 31,    Energy    Construction Unallocated

  Oil and gas revenue        1999      $   526,255   $ 566,644  $    -
                             1998          597,553     633,363       -

  Operating loss applicable
   to industry segment       1999        5,177,452     248,104       -
                             1998        4,064,535     234,180       -

  General corporate expenses
   not allocated to industry
   segments                  1999             -           -       872,777
                             1998             -           -       753,897



              TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                   December 31, 1999 and 1998

NOTE 12 - BUSINESS SEGMENTS (Continued)

  Interest expense           1999     $  (689,172)  $ (104,668)  $     -
                             1998      (2,723,137)    (110,516)        -

  Other income (expenses)    1999          14,184         -            -
                             1998             563         -            -

  Gain (loss) from
   discontinued operations   1999            -            -            -
                             1998            -            -         203,322

  Assets                     1999       4,349,898      941,327         -

  Depreciation and
   amortization              1999          57,535      108,770    2,356,738
                             1998          52,096      111,651    1,724,342

  Property and equipment
   acquisitions              1999     $   185,165         -            -

NOTE 13 - OUTSTANDING STOCK OPTIONS

  The following summarizes the exercise price per share and expiration date of the Company's outstanding options at December 31, 1999:

    Type        Expiration Date      Exercise Price      Number

  Options       December 2003             $0.50          795,057

  The options were issued at $0.50 which is equal to the market price on the date of issuance. All options are fully vested and have a five year period to be exercised. The options were not issued pursuant to an employee stock option plan.



              TRANS ENERGY, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                     December 31, 1999 and 1998
                           (Unaudited)

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


    (1)            Capitalized Costs Relating to
                  Oil and Gas Producing Activities
                                                           December 31,
                                                        1999          1998

    Proved oil and gas producing properties and
     related lease and well equipment               $ 4,730,577   $ 5,894,561
    Unproved oil and gas properties                     180,000     3,347,825
    Accumulated depreciation and depletion              (25,930)     (527,140)

    Net Capitalized Costs                           $ 4,884,647   $ 8,715,246


    (2)       Costs Incurred in Oil and Gas Property
       Acquisition, Exploration, and Development Activities


                                                        For the Years Ended
                                                            December 31,
                                                         1999          1998
    Acquisition of Properties
       Proved                                       $      -      $ 3,037,962
       Unproved                                            -           81,492
    Exploration Costs                                      -             -
    Development Costs                                      -          283,129


   The Company does not have any investments accounted for by the equity method.

    (3)              Results of Operations for
                        Producing Activities

                                                        For the Year Ended
                                                           December 31,
                                                        1999         1998

    Sales                                           $  408,532   $  589,705

    Production costs                                   (53,375)    (187,943)
    Depreciation and depletion                         (20,000)     (27,258)
    Income tax expenses                                   -            -

    Results of operations for producing activities
     (excluding the activities of the pipeline
     transmission operations, corporate overhead and
     interest costs)                                $  335,157   $  374,504



                TRANS ENERGY, INC. AND SUBSIDIARIES
               S.F.A.S.  69  Supplemental Disclosures
                     December 31, 1999 and 1998
                            (Unaudited)


S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

    (4)             Reserve Quantity Information

                                                         Oil          Gas
                                                         BBL          MCF

    Proved developed and undeveloped reserves

    Balance, December 31, 1997                          210,870    1,781,316

    Revisions of previous estimates                        -            -
    Improved recovery                                      -            -
    Purchases of minerals in place                    1,504,813         -
    Extensions and discoveries                             -            -
    Production                                           (2,475)     (67,234)
    Sales of minerals in place                           (7,674)        -

    Balance, December 31, 1998                        1,705,534    1,714,082

    Revisions of previous estimates                        -            -
    Improved recovery                                      -            -
    Purchases of minerals in place                         -            -
    Extensions and discoveries                             -            -
    Production                                          (68,555)     (36,437)
    Sales of minerals in place                         (200,721)  (1,677,645)

    End of the year 1999                              1,436,258         -

    Proved developed reserves:
                                                          Oil          Gas
                                                          BBL          MCF

      Beginning of the year 1999                      1,705,534    1,714,082
      End of the year 1999                            1,436,258         -


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




               TRANS ENERGY, INC. AND SUBSIDIARIES
               S.F.A.S.  69  Supplemental Disclosures
                     December 31, 1999 and 1998
                            (Unaudited)

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

    (5)          Standardized Measure of Discounted
                 Future Net Cash Flows Relating to
                    Proved Oil and Gas Reserves

                        At December 31, 1999

                                                           Trans Energy
                                                                 and
                                                            Subsidiaries
    Future cash inflows                                     $ 25,609,146
    Future production and development costs                   (9,223,633)
    Future income tax expense                                 (5,534,180)
    Future net cash flows                                     10,851,333
    10% annual discount for estimated timing of cash flows    (5,634,346)

    Standardized measure of discounted future net cash flows $ 5,216,987

                        At December 31, 1998

                                                             Trans Energy
                                                                  and
                                                             Subsidiaries
    Future cash inflows                                      $ 46,761,608
    Future production costs                                   (16,787,417)
    Future income tax expense                                 (10,191,225)
    Future net cash flows                                      19,782,966
    10% annual discount for estimated timing of cash flows    (10,287,002)

    Standardized measure of discounted future net cash flows $ 9,495,694

    Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

    The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:
                                                        For the Years Ended
                                                            December 31,
                                                         1999         1998

  Standardized measure, beginning of year          $  9,495,694  $ 3,534,828
  Oil and gas sales, net of production costs           (313,619)    (433,412)
  Sales of mineral in place                          (3,965,088)        -
  Purchases                                                -       5,289,539
  Net change due to revisions
   in quantity estimates                                   -       1,104,739
  Accretion of discount items                              -            -

  Standardized measure, end of year                $  5,216,987  $ 9,495,694




                TRANS ENERGY, INC. AND SUBSIDIARIES
               S.F.A.S.  69  Supplemental Disclosures
                     December 31, 1999 and 1998
                            (Unaudited)

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

  The above schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and prepared using the prevailing economic conditions. These reserve estimates are made from evaluations conducted by independent geologists, of such properties and will be periodically reviewed based upon updated geological and production date. Estimates of proved reserves are inherently imprecise. The above standardized measure does not include any restoration costs due to the fact the Company does not own the land.

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

     This Item is not Applicable.

                              PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held with the Company by it's directors and executive officers:

     Name                 Position        Director Since     Age
Loren E. Bagley       President, C.E.O.   August 1991         57
                       and Director
William F. Woodburn   Vice President      August 1991         58
                       and Director
John B. Sims          Director            January 1988        74
Gary F. Lawyer        Director            December 1997       52

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

     William F. Woodburn has served as Vice President in charge of Operations and a director of the Company since August, 1991 and has been actively engaged in the oil and gas business in various capacities for the past twenty years. For several years prior to 1991, Mr. Woodburn supervised the production of oil and natural gas and managed the pipeline operations of Tyler Construction Company, Inc. and Tyler Pipeline, Inc. Mr. Woodburn is a stockholder and serves as President of Tyler Construction Company, Inc., and is also a stockholder of Tyler Pipeline, Inc. which owns and operates oil and gas wells in addition to natural gas pipelines, and Ohio Valley Welding, Inc. which owns a fleet of heavy equipment that services the oil and gas industry. Prior to his involvement in the oil and gas industry, Mr. Woodburn was employed by the United States Army Corps of Engineers for twenty four years and was Resident Engineer on several construction projects. Mr. Woodburn graduated from West Virginia University with a B.S. in civil engineering.

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

                     Summary Compensation Table
                                                 Other      All
                                                 Annual    Other
Name and                                         Compen-   Compen-
Principal Position      Year     Salary   Bonus   sation   sation
Loren E. Bagley,        1999    $   -0-   $ -0-   $ -0-    $ -0-
President, C.E.O.       1998    $   -0-   $ -0-   $ -0-    $ -0-
                        1997    $ 18,000  $ -0-   $ -0-    $ -0-

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth information, to the best knowledge of the Company as December 31, 1999, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.

Name and Address                   Amount and Nature of           Percent
of Beneficial Owner                Beneficial Ownership         of Class(1)
Loren E. Bagley *                        417,364(2)                 10.1%
210 Second Street
St. Marys, WV 26170

William F. Woodburn *                    424,527(3)                 10.2%
210 Second Street
St. Marys, WV 26170

John B. Sims *                            38,807(4)                  1.0%
210 Second Street
St. Marys, WV 26170

Gary F. Lawyer *                          25,000(5)                   .6%
21430 Timtam Circle
Parker, CO 80134

Balmour Funds                          2,330,448(6)                 24.7%

Chesterfield Capital                   3,246,754(6)                 31.4%
Resources

Douglas Nagel                          2,597,403(6)                 26.8%
4590 N.E. San Pebble Trace
Stuart, FL 34996

Austost Anstalt Schaan                 2,330,448(6)                 24.7%

Barry Seidman                          3,246,754(6)                 31.4%
P.O. Box 9813
Ranch Santa Fe, CA 92067

All directors and executive              905,698(7)                  8.7%
officers as a group
(4 persons in group)

*  Director and/or executive officer

 Note: Unless otherwise indicated in the footnotes below, TSRG has been advised that each person above has sole voting power over the shares indicated above.

(1) Based upon 7,107,746 shares of common stock outstanding on December 31, 1999,but does not take into consideration stock options owned by certain officers and directors entitling the holders to purchase an aggregate of 675,000 shares of common stock and which are currently exercisable. Therefore, for purposes of the table above, 7,782,746 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 1999 and assumes the exercise of stock options held by such person (but not by anyone else) exercisable within sixty days.
(2) Includes 312,500 shares that may be acquired by Mr. Bagley pursuant to stock options exercisable at $,50 per share and 31,250 shares of common stock held in the name of Carolyn S. Bagley, wife of Loren E. Bagley, over which Ms. Bagley retains voting power.
(3) Includes 312,500 shares that may be acquired by Mr. Woodburn pursuant to stock options exercisable at $.50 per share and 50,000 shares of common stock in the name of Janet L. Woodburn, wife of William F. Woodburn, over which shares Ms. Woodburn retains voting power. Does not include 25,000 shares of common stock owned by Mark D. Woodburn, son of William F. Woodburn, over which shares William F. Woodburn disclaims any voting control.
(4) Includes 25,000 shares that may be acquired by Mr. Sims pursuant to stock options exercisable at $.50 per share and 13,807 shares of common stock held jointly with Virginia Sims, wife of John B. Sims.
(5) Includes 25,000 shares that may be acquired by Mr. Lawyer pursuant to stock options exercisable at $.50 per share.
(6) Share amounts indicated are the number of shares that each respective shareholder can receive upon conversion of Debentures and do not indicate shares presently owned. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 6, 1999 and assumes the conversion of Debentures held by such person (but not by anyone else) exercisable within sixty days, but does not take into account shares issued for interest or penalty. Only Debenture holders that would own 5% or more of the total outstanding shares upon the conversion of all Debentures are depicted in the table.
(7) Includes 675,000 shares that may be acquired by certain directors pursuant to stock options exercisable at $.50 per share.

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

    (a) Loren E. Bagley is President of Sancho, a principal purchaser of The Company's natural gas. Mr. Bagley's wife, Carolyn
S. Bagley is a director and owner of 33% of the outstanding capital stock of Sancho. Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index or the published Inside F.E.R.C. Index, at The Company's option, for the first 1,500 Mcf purchased per day by Hope and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for the Company there can be no assurance that prices paid by the Company to suppliers will be lower than the price which the Company would receive under the Hope arrangement. During 1998, the Company paid Sancho an aggregate of approximately $3,700 pursuant to such 20-year contract.

    (b) On May 7, 1996, the Company borrowed $100,000 from William Stevenson. Such amount is repayable in one installment of principal and interest of $110,000 on November 7, 1996. Messrs. Bagley, William F. Woodburn and John B. Sims are jointly and severally liable with the Company for the repayment of such obligation. Such obligation is secured by the pledge of 50,000 shares of Common Stock owned by Mr. Woodburn's wife, Janet L. Woodburn. The loan remains outstanding.

    (c) A company owned by an officer of The Company's former subsidiary, Vulcan Energy Corporation ("Vulcan"), owns the remaining 20% of Vulcan's common stock. The management company\ is entitled to a management fee of $252,000 per year and 20% of net profits before taxes less 20% of the principal paid to the seller of Vulcan. This 20% net profits interest has had no effect on The Company's consolidated financial statements because the subsidiary generated net losses through December 31, 1996. Because the operations of Vulcan have been discontinued (see Note 9 to Financial Statements), management believes that the Company has no obligation related to this management agreement in future periods.

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



                              PART IV

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

(b) No reports were filed on Form 8-K for the three month period ended December 31, 1999.




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

Dated:  April 14, 2000

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature           Title                           Date


                          President, C.E.O. and
                          Director                   April 14, 2000
/S/  Loren E. Bagley      Principal Financial Officer
    Loren E. Bagley


                          Vice President and
                          Director                   April 14, 2000
/S/  William F. Woodburn  Chief Accounting Officer
    William F. Woodburn


                                                     April 14, 2000
/S/  John B. Sims         Director
    John B. Sims



                                                     April 14, 2000
/S/  Gary F. Lawyer       Director
    Gary F. Lawyer