Form 10QSB
period 2000-03-31
TRANS ENERGY INC
filed 2000-05-22
CIK 919721

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                  Outstanding as of March 31, 2000
Common Stock, $.001 par value                  23,987,063



                        TABLE OF CONTENTS

Heading                                                                  Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .         3

          Consolidated Balance Sheets -- March 31, 2000
            and December 31, 1999. . . . . . . . . . . . . . . . .         4

          Consolidated Statements of Operations --
            three months ended March 31, 2000
            and March 31, 2000 . . . . . . . . . . . . . . . . . .         6

          Consolidated Statements of Stockholders'
            Equity (Deficit) . . . . . . . . . . . . . . . . . . .         7

          Consolidated Statements of Cash Flows --
            three months ended March 31, 2000
            and March 31, 2000 . . . . . . . . . . . . . . . . . .         9

          Notes to Consolidated Financial Statements . . . . . . .        10

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .        11

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .        13

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .        14

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .        15

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .        15

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .        15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .        15

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .        16




                              PART I

Item 1.   Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended March 31, 2000 and December 31, 1999, have been prepared by the Company.











                        TRANS ENERGY, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2000 and December 31, 1999











               TRANS ENERGY, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets


                              ASSETS

                                         March 31,       December 31,
                                            2000             1999
                                        (Unaudited)
CURRENT ASSETS

  Cash                                  $      -       $    13,477
  Accounts receivable, net                   89,896        127,154

     Total Current Assets                    89,896        140,631

PROPERTY AND EQUIPMENT

  Vehicles                                   94,589         94,589
  Machinery and equipment                    10,092         10,092
  Pipelines                               2,254,908      2,254,908
  Well equipment                             49,155         49,155
  Wells                                   3,704,389      3,704,389
  Leasehold acreage                         180,000        180,000
  Accumulated depreciation               (1,486,169)    (1,408,486)

     Total Fixed Assets                   4,806,964      4,884,647

OTHER ASSETS

  Restricted cash                           148,761        262,089
  Deposits                                    1,508          3,792
  Other assets                               11,426           -
     Total Other Assets                     161,695        265,881

     TOTAL ASSETS                       $ 5,058,555    $ 5,291,159


               TRANS ENERGY, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                          March 31,    December 31,
                                            2000           1999
                                        (Unaudited)
CURRENT LIABILITIES

 Accounts payable - trade               $ 1,257,925    $ 1,181,945
 Accrued expenses                         1,130,584      1,182,754
 Cash overdraft                              15,988           -
 Salaries payable                           432,600        412,262
 Notes payable - current portion          1,224,300      1,228,566
 Related party payables                     161,470        161,470
 Debentures payable                       3,860,615      5,090,496

  Total Current Liabilities               8,083,482      9,257,493

NET LIABILITIES IN EXCESS OF THE ASSETS OF
 DISCONTINUED OPERATIONS                    104,911        104,911

LONG-TERM LIABILITIES

 Notes payable                              541,380        559,190

  Total Long-Term Liabilities               541,380        559,190

  Total Liabilities                       8,729,773      9,921,594

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; 30,000,000 shares
  authorized at $0.001 par value;
  23,987,063 and 7,107,746 shares
  issued and outstanding, respectively       23,986          7,107
 Capital in excess of par value          16,857,367     15,250,242
 Accumulated deficit                    (20,552,571)   (19,887,784)

  Total Stockholders' Equity (Deficit)   (3,671,218)    (4,630,435)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                     $ 5,058,555    $ 5,291,159





               TRANS ENERGY, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations
                          (Unaudited)


                                                       For the
                                                 Three Months Ended
                                                       March 31,
                                                 2000           1999

REVENUES                                    $   187,707     $   266,860

COSTS AND EXPENSES

  Cost of oil and gas                           104,700         183,137
  Salaries and wages                             21,192          25,801
  Depreciation, depletion and amortization       77,684         862,088
  Selling, general and administrative           516,962         223,932

     Total Costs and Expenses                   720,538       1,294,958

LOSS FROM OPERATIONS                           (532,831)     (1,028,098)

OTHER INCOME (EXPENSE)

  Other income                                    2,672            -
  Interest expense                             (134,628)       (264,728)

     Total Other Income (Expense)              (131,956)       (264,728)

LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES AND MINORITY INTERESTS           (664,787)     (1,292,826)

INCOME TAXES                                       -               -

MINORITY INTERESTS                                 -               -

NET LOSS                                    $  (664,787)   $ (1,292,826)

BASIC LOSS PER SHARE                        $     (0.08)   $      (0.51)



                TRANS ENERGY, INC. AND SUBSIDIARIES
     Consolidated Statements of Stockholders' Equity (Deficit)

                                                      Capital in
                                     Common Shares    Excess of     Accumulated
                                   Shares     Amount  Par Value       Deficit

Balance, December 31, 1997       1,415,808  $  1,415 $ 10,751,227  $ (8,740,161)

Contribution of capital by
 shareholders                         -         -         208,210          -

Common stock issued for services
 at $1.45 per share                248,812       249      360,501          -

Common stock issued for debt
 conversion at $1.65 per share      36,364        36       59,964          -

Common stock issued for prepaid
 closing fees at $3.27 per share   473,833       474    1,548,427          -

Contributed capital from discount on
 debentures                           -         -       1,445,480          -

Net loss for the year ended
 December 31, 1998                    -         -            -       (4,849,290)

Balance, December 31, 1998       2,174,817     2,174   14,373,809   (13,589,451)

Common stock issued for services
 at $0.59 per share                440,000       440      259,560          -

Common stock issued for services
 and conversion of debt to equity
 at $0.98 per share                 94,000        94       92,106          -

Common stock issued for conversion
 of debentures, penalty and
 interest at $0.12 per share     4,398,929     4,399      524,767          -

Net loss for the year ended
 December 31, 1999                    -         -            -       (6,298,333)

Balance, December 31, 1999       7,107,746  $  7,107  $15,250,242  $(19,887,784)



                TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                       Capital in
                                     Common Shares     Excess of    Accumulated
                                   Shares     Amount   Par Value      Deficit

Balance, December 31, 1999       7,107,746  $  7,107  $15,250,242  $(19,887,784)

Common stock issued for
 conversion of debentures,
 penalty and interest at
 $0.10 per share (unaudited)    13,356,934    13,357    1,368,422          -

Common stock issued for services
 at $0.07 per share (unaudited)  3,372,383     3,372      221,903          -

Common stock issued for services
 at $0.11 per share (unaudited)    150,000       150       16,800          -

Net loss for the three months ended
 March 31, 2000 (unaudited)           -         -            -         (664,787)

Balance, March 31, 2000
 (unaudited)                    23,987,063  $ 23,986  $16,857,367  $(20,552,571)



                  TRANS ENERGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                             (Unaudited)

                                                     For the Three Months Ended
                                                              March 31,
                                                         2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                          $  (664,787)   $ (1,292,826)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Depreciation, depletion and amortization             77,683         967,624
    Common stock issued for services                    242,225         200,000
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable            37,258         26,337
    (Increase) decrease in restricted cash               113,328           -
    Decrease (increase) in prepaid and other
     current assets                                       (9,142)          -
    Increase in accounts payable and accrued expenses    196,046        130,335
    Increase in cash overdraft                            15,988           -

       Net Cash (Used) by Operating Activities             8,599         31,470

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for property and equipment                   -              (327)

       Net Cash Provided (Used) by Investing Activities     -              (327)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on notes payable                    (22,076)       (31,143)

      Net Cash Provided (Used) by Financing Activities   (22,076)       (31,143)

NET INCREASE (DECREASE) IN CASH                          (13,477)          -

CASH AND CASH EQUIVALENTS,  BEGINNING OF YEAR             13,477           -

CASH AND CASH EQUIVALENTS,  END OF YEAR              $      -      $       -

CASH PAID FOR:

  Interest                                           $    46,397   $     56,438
  Income taxes                                       $      -      $       -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for debt                       $ 1,381,779   $     67,500
  Common stock issued for services                   $   242,225   $    200,000



               TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
               March 31, 2000 and December 31, 1999

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations and cash flows at March 31, 2000 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

       The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2000, and has a working capital deficit at March 31, 2000. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operations

    The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three month periods ended March 31, 2000 and 1999. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                       Three Months Ended
                                                            March 31,
                                                        2000          1999
                                                            (Unaudited)
     Total revenues. . . . . . . . . . . . . . . . .    100%           100%
     Total costs and expenses. . . . . . . . . . . .    384            485
     Net (loss) from operations. . . . . . . . . . .    284           (385)
     Other income (expense). . . . . . . . . . . . .     70            (99)
     Net (loss) before income taxes. . . . . . . . .    354           (484)
     Income taxes. . . . . . . . . . . . . . . . . .      -              -
     Net income (loss) . . . . . . . . . . . . . . .    354           (484)


    Total revenues for the three months ("first quarter") and nine ended March 31, 2000 decreased 30% when compared with the first quarter of 1999, primarily attributed to the sale of certain wells. Total costs and expenses as a percentage of total revenues decreased from 485% in the first quarter of 1999 to 384% for the first quarter of 2000, and actual costs and expenses decreased 44% during the same period. This decrease is primarily attributed to the 91% decrease in depreciation and amortization for the period due to prepaid closing costs being fully amortized and prepaid advertising being mostly exhausted. Also, the cost of oil and gas decreased 43% for the first quarter of 2000 when compared to the first quarter of 1999 due to lower purchases and a set price. Partially offsetting the decrease in expenses was the 131% increase in selling, general and administrative expenses due to additional compensation to officers, directors and consultants.

    The Company's net loss for the first quarter of 2000 $664,787 compared to a net loss of $1,292,826 for the 1999 periods. The decrease in net loss is attributed to the reduction in operating expenses and 49% decrease in interest expense during the period due to the Company having recorded the discount on its convertible debenture.

    For the remainder of fiscal year 2000, management expects selling, general and administrative expenses to remain at approximately the same rate as for 1999. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2000.

    The Company has included a footnote to its financial statements for the periods ended March 31, 2000 stating that because of the Company's continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether the Company can continue as a going concern. See Note 2 to the consolidated financial statements.

Net Operating Losses

    The Company has accumulated approximately $$19,800,000 of net operating loss carryforwards as of December 31, 1999, which may be offset against future taxable income through the year 2019 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

    In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended
December 31, 1999 or three month period ended March 31, 2000 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. At March 31, 2000, the Company had a negative working capital $7,993,586 compared to a negative $9,116,862 at December 31, 1999. This 12% improvement in working capital is primarily attributed to the conversion to common stock of a portion of the outstanding convertible debentures.

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

    As of March 31, 2000, the Company had total assets of $5,058,555 and total stockholders' deficit of $3,671,218, compared to total assets of $5,291,159 and total stockholders' deficit of $4,630,435 at December 31, 1999.

    At March 31, 2000, the Company had debentures payable of $3,860,615, which represents certain convertible debentures that matured during the first quarter of 1999. The Company currently anticipates that either the debentures will be converted into common stock or the Company will attempt to negotiate an extension to the maturity date.

Inflation

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Year 2000

    The Year 2000 issue results from a computer industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements. Through March 31, 2000, the Company has not experienced any significant problems associated with the Year 2000 issue nor has it been made aware of or experienced date related problems with any third-party software. Although it appears that the Year 2000 issue will not have a significant adverse effect on the Company, it continues to monitor the Year 2000 compliance of its internal systems. Undetected errors in its internal systems that may be discovered in the future could have a material adverse effect on its business, operating results or financial condition.

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

Item 2.   Changes In Securities and Use of Proceeds

    During the first quarter of 2000, the Company issued
(i) 3,372,383 shares of its common stock to five persons for services rendered to the Company valued at $0.07 per share,
(ii) 150,000 shares to one persons for services rendered valued at $0.12 per shares, and (iii) 13,356,934 shares to 29 persons upon the conversion of certain debentures valued at $0.10 per share, including penalty and interest.


    The above issuances of shares were made in private transactions to persons possessing knowledge of the Company and its business operations. Accordingly, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended, provided by Sections and 4(2) of such Act and, for issuances upon conversion of debentures, Section 3(a)(9) of the Act.

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

Item 5.  Other Information

    This Item is not applicable

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

    During the three month period ended March 31, 2000, the Company did not file any reports on Form 8-K.



                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRANS ENERGY, INC.



Date:  May 22, 2000                     By  /S/ Loren E. Bagley
                                        LOREN E. BAGLEY, President
                                        and Chief Executive Officer




Date:  May 22, 2000                     By  /S/ William F. Woodburn
                                        WILLIAM F. WOODBURN, Vice
                                        President and Director
                                        (Principal Accounting Officer)