Form 10QSB
period 2000-06-30
TRANS ENERGY INC
filed 2000-08-21
CIK 919721

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                   Outstanding as of June 30, 2000
Common Stock, $.001 par value                         33,700,568

                        TABLE OF CONTENTS

Heading                                                                Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .       3

          Consolidated Balance Sheets -- June 30, 2000
            and December 31, 1999. . . . . . . . . . . . . . . . .       4

          Consolidated Statements of Operations --
            three and six months ended June 30, 2000
            and 1999 . . . . . . . . . . . . . . . . . . . . . . .       6

          Consolidated Statements of Stockholders'
            Equity (Deficit) . . . . . . . . . . . . . . . . . . .       7

          Consolidated Statements of Cash Flows --
            three and six months ended June 30, 2000
            and 1999 . . . . . . . . . . . . . . . . . . . . . . .       9

          Notes to Consolidated Financial Statements . . . . . . .      11

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . . . . . . .      12

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .      15

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .      16

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .      16

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . . . . . . .      16

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .      18

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .      18

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .      19

                              PART I

Item 1.   Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended June 30, 2000 and December 31, 1999, have been prepared by the Company.











                        TRANS ENERGY, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2000 and December 31, 1999

               TRANS ENERGY, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets

                              ASSETS

                                                   June 30,        December 31,
                                                     2000               1999
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                            $     1,425      $    13,477
  Accounts receivable, net                            130,903          127,154

     Total Current Assets                             132,328          140,631

PROPERTY AND EQUIPMENT

  Vehicles                                             94,589           94,589
  Machinery and equipment                              10,092           10,092
  Pipelines                                         2,254,908        2,254,908
  Well equipment                                       49,155           49,155
  Wells                                             3,704,389        3,704,389
  Leasehold acreage                                   180,000          180,000
  Accumulated depreciation                         (1,563,853)      (1,408,486)

     Total Fixed Assets                             4,729,280        4,884,647

OTHER ASSETS

  Restricted cash                                     126,390          262,089
  Deposits                                              1,508            3,792

     Total Other Assets                               127,898          265,881

     TOTAL ASSETS                                 $ 4,989,506      $ 5,291,159

               TRANS ENERGY, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   June 30,         December 31,
                                                     2000               1999
                                                  (Unaudited)
CURRENT LIABILITIES

 Accounts payable - trade                         $ 1,306,712      $ 1,181,945
 Accrued expenses                                   2,336,304        1,182,754
 Salaries payable                                     388,862          412,262
 Notes payable - current portion                    1,274,292        1,228,566
 Related party payables                               231,702          161,470
 Debentures payable                                 2,341,550        5,090,496

  Total Current Liabilities                         7,879,422        9,257,493

NET LIABILITIES IN EXCESS OF THE ASSETS OF
 DISCONTINUED OPERATIONS                              104,911          104,911

LONG-TERM LIABILITIES

 Notes payable                                        525,380          559,190

  Total Long-Term Liabilities                         525,380          559,190

  Total Liabilities                                 8,509,713        9,921,594

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; 100,000,000 shares authorized at
  $0.001 par value; 33,700,568 and 7,107,746
  shares issued and outstanding, respectively          33,700            7,107
 Capital in excess of par value                    17,641,104       15,250,242
 Accumulated deficit                              (21,195,011)     (19,887,784)

  Total Stockholders' Equity (Deficit)             (3,520,207)      (4,630,435)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                               $ 4,989,506      $ 5,291,159

                    TRANS ENERGY, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
                               (Unaudited)

                                       For the                  For the
                                   Six Months Ended         Three Months Ended
                                       June 30,                 June 30,
                                   2000        1999         2000        1999

REVENUES                      $   543,974  $   561,927  $  356,267  $   295,067

COSTS AND EXPENSES

  Cost of oil and gas             335,319      335,006     230,619      151,869
  Salaries and wages               44,078       46,414      22,886       20,617
  Depreciation, depletion and
   amortization                   155,367    1,035,635      77,684      178,420
  Selling, general and
   administrative               1,086,967      356,705     570,004      127,900

     Total Costs and Expenses   1,621,731    1,773,760     901,193      478,802

LOSS FROM OPERATIONS           (1,077,757)  (1,211,833)   (544,926)    (183,735)

OTHER INCOME (EXPENSE)

  Loss on valuation of assets        -      (2,442,961)       -      (2,442,961)
  Other income                      4,453         -          1,781         -
  Interest expense               (233,923)    (534,764)    (99,295)    (270,036)

    Total Other Income (Expense) (229,470)  (2,977,725)    (97,514)  (2,712,997)

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND MINORITY
 INTERESTS                     (1,307,227)  (4,189,558)   (642,440)  (2,896,732)

INCOME TAXES                         -            -           -            -

MINORITY INTERESTS                   -            -           -            -

NET LOSS                      $(1,307,227) $(4,189,558) $ (642,440) $(2,896,732)

BASIC LOSS PER SHARE          $     (0.07) $     (3.08) $    (0.03) $     (2.08)

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

                TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                      Capital in
                                       Common Shares   Excess of   Accumulated
                                      Shares   Amount  Par Value     Deficit

Balance, December 31, 1999           7,107,746 $ 7,107 $15,250,242 $(19,887,784)

Common stock issued for conversion
 of debentures, penalty and interest
 at $0.10 per share (unaudited)     21,940,439  21,941   2,028,539         -

Common stock issued for services at
 $0.07 per share (unaudited)         3,372,383   3,372     221,903         -

Common stock issued for services at
 $0.11 per share (unaudited)           150,000     150      16,800         -

Common stock issued for services at
 $0.11 per share (unaudited)         1,100,000   1,100     119,900         -

Common stock issued for debt at
 $0.13 per share (unaudited)            30,000      30       3,720         -

Net loss for the six months ended
 June 30, 2000 (unaudited)                -       -           -      (1,307,227)

Balance, June 30, 2000 (unaudited)  33,700,568 $33,700 $17,641,104 $(21,195,011)

                    TRANS ENERGY, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                               (Unaudited)

                                        For the                 For the
                                   Six Months Ended        Three Months Ended
                                       June 30,                 June 30,
                                   2000         1999       2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                      $(1,307,227) $(4,189,558) $(642,440) $(2,896,732)
 Adjustments to reconcile net
  loss to net cash
   (used) by operating activities:
    Depreciation, depletion and
     amortization                  155,367    1,035,635     77,684      173,547
    Common stock issued
     for services                  363,225      200,000    121,000         -
  Loss on valuation of assets         -       2,442,961       -       2,442,961
 Changes in operating assets
  and liabilities:
   Decrease (increase) in
    accounts receivable             (3,749)      (5,410)   (41,007)     (31,747)
   (Increase) decrease in
    restricted cash                135,699         -        22,371         -
   Decrease (increase) in prepaid
    and other current assets         2,284         -        11,426         -
  Increase in accounts payable
   and accrued expenses            560,201      314,098    364,155       78,227
  Increase (decrease) in cash
   overdraft                          -            -       (15,988)        -

    Net Cash (Used) by Operating
     Activities                    (94,200)    (202,274)  (102,799)    (233,744)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Expenditures for property
    and equipment                     -            (327)      -            -

    Net Cash Provided (Used) by
     Investing Activities             -            (327)      -            -

CASH FLOWS FROM FINANCING ACTIVITIES:

 Borrowings of long-term debt -
  related party                    115,958        -        115,958         -
 Borrowings of long-term debt         -        245,090        -         245,090
 Principal payments on notes
  payable                          (22,308)    (42,489)       (232)     (11,346)
 Principal payments on notes
  payable - related party          (11,502)       -        (11,502)        -

   Net Cash Provided by
    Financing Activities            82,148     202,601     104,224      233,744

NET INCREASE (DECREASE) IN CASH    (12,052)       -          1,425         -

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                13,477        -           -            -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                 $     1,425 $      -     $    1,425  $      -

                   TRANS ENERGY, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Continued)
                               (Unaudited)

                                         For the                For the
                                     Six Months Ended      Three Months Ended
                                          June 30,              June 30,
                                      2000       1999        2000       1999

CASH PAID FOR:

  Interest                       $    84,831  $  64,885  $    38,434  $  8,547
  Income taxes                   $      -     $    -     $      -     $   -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for debt   $ 2,748,946  $ 135,000  $ 1,367,167  $ 67,500
  Common stock issued
   for services                  $   363,225  $ 200,000  $   121,000  $   -

              TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
               June 30, 2000 and December 31, 1999

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations and cash flows at June 30, 2000 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

       The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2000, and has a working capital deficit at June 30, 2000. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

NOTE 3 - SUBSEQUENT EVENTS

       During July 2000, the Company entered into an agreement to purchase 51% of the outstanding common stock of Oil and Gas, Inc. from its principle shareholder James Laughlin (Laughlin) in exchange for 300 shares of its previously authorized, but unissued, $1,000 par value preferred Series One stock. The preferred stock is convertible into common stock at a 20% discount to market on the date of conversion, on or after August 1, 2001. Laughlin shall also receive interest calculated as the New York Prime interest rate plus one percent (1%) on $300,000, the book value of the preferred stock, payable in the Company's common stock at a discount of 20% to market and 100,000 warrants to purchase the Company's common stock exercisable at a strike price of $0.10 per warrant.

       During July 2000, the Company increased its authorized shares of common stock from 30,000,000 to 100,000,000.

Item 2. Management's Discussion and Analysis or Plan of Operations

    The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three and six month periods ended June 30, 2000 and 1999. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                     2000          1999     2000        1999
                                         (Unaudited)           (Unaudited)

Total revenues . . . . . . . . . .   100%          100%     100%         100%
Total costs and expenses . . . . .   253           162      298          316
Loss from operations . . . . . . .  (153)          (62)    (198)        (216)
Other income (expense) . . . . . .   (27)         (919)     (42)        (530)
Net loss . . . . . . . . . . . . .  (180)         (981)    (240)        (746)

    Total revenues for the three months ("second quarter") ended June 30, 2000 increased 21% when compared with the second quarter of 1999. For the six months ("first half") ended June 30, 2000, total revenues decreased 3% when compared with the first half of 1999. This increase in revenues for the second quarter is primarily attributed to higher oil and gas prices, while the decrease for the first half is attributed to the Company's sale of certain wells. Total costs and expenses as a percentage of total revenues increased from 162% in the second quarter of 1999 to 253% for the second quarter of 2000, and actual costs and expenses increased 88% during the same period. This increase is attributed to the 52% increase in cost of oil and gas due to higher production costs, and the 346% increase in selling, general and administrative expenses, primarily due to common stock issued for services. The increase in total costs and expenses was partially offset by the 56% decrease in depreciation and amortization expenses due to the sale of certain wells.

    The Company's net loss for the second quarter and first half of 2000 was $642,440 and $1,307,227, respectively, compared to a net loss of $2,896,732 and $4,189,558 for the 1999 periods. This decrease in the Company's net loss for the 2000 periods is partially attributed to the one time charge of $2,442,961 in the second quarter of 1999 due to a loss on the sale of assets. The decrease in net loss for the 2000 periods is also attributed to decreases of 63% and 56% in interest expense for the second quarter and first half of 2000, respectively, when compared to the 1999 periods. This decrease is due to the Company having recorded the discount on its convertible debenture in the 1999 periods.

    For the remainder of fiscal year 2000, management expects selling, general and administrative expenses to remain at approximately the same rate as the first half of 2000. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2000.

    The Company has included a footnote to its financial statements for the periods ended June 30, 2000 stating that because of the Company's continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether the Company can continue as a going concern. See Note 2 to the consolidated financial statements.

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

    In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended
December 31, 1999 or three month period ended June 30, 2000 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. At June 30, 2000, the Company had a negative working capital $7,747,094 compared to a negative $9,116,862 at December 31, 1999. This 15% improvement in working capital is primarily attributed to the conversion to common stock of a portion of the outstanding convertible debentures.

    The Company anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations, particularly from its Powder River Basin interests in Wyoming. In the event revenues are not sufficient to meet the Company's working capital needs, it will explore the possibility of additional funding from either the sale of debt or equity securities. The Company has no current agreements or arrangements for additional funding and there can be no assurance such funding will be available to the Company or, if available, it will be on acceptable or favorable terms to the Company.

    As of June 30, 2000, the Company had total assets of $4,989,506 and total stockholders' deficit of $3,520,207, compared to total assets of $5,291,159 and total stockholders' deficit of $4,630,435 at December 31, 1999.

    At June 30, 2000, the Company had debentures payable of $2,341,550, which represents certain convertible debentures that matured during the first quarter of 1999. The Company currently anticipates that either the debentures will be converted into common stock or the Company will attempt to negotiate a change of terms with the debenture holders.

Inflation

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Year 2000

    The Year 2000 issue results from a computer industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements. Through June 30, 2000, the Company has not experienced any significant problems associated with the Year 2000 issue nor has it been made aware of or experienced date related problems with any third-party software. Although it appears that the Year 2000 issue will not have a significant adverse effect on the Company, it continues to monitor the Year 2000 compliance of its internal systems. Undetected errors in its internal systems that may be discovered in the future could have a material adverse effect on its business, operating results or financial condition.

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

    The Company is also defending a lawsuit filed in 1998 in the 189th Judicial District Court of Harris County, Texas entitled Baker Hughes Oilfield Operation, Inc. d/b/a Baker Hughes Inteq. vs. Loren E. Bagley, Individually and Doing Business as Trans Energy, Inc. (#98-48248). This action is premised on an alleged breach of contract and fraud and seeks to recover monetary damages in the amount of $41,142, plus attorneys' fees, exemplary damages, costs
and interest.   The Company denies all allegations and intends to
vigorously defend its position. Presently, the Company is attempting to negotiate a settlement of the matter.

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

Item 2.   Changes In Securities and Use of Proceeds

    During the second quarter of 2000, the Company issued
(i) 1,130,000 shares of its common stock to three persons for services rendered to the Company valued at $.11 per share, and
(ii) 8,583,505 shares to nine persons upon the conversion of certain debentures valued at an average of $.08 per share, including penalty and interest.

    The above issuances of shares were made in private transactions to persons possessing knowledge of the Company and its business operations. Accordingly, for 1,000,000 shares issued for services, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended (the "Act"), provided by Sections and 4(2) of the Act. The remaining 130,000 shares issued for services were registered under the Act pursuant to Form S-8 registration statements. Issuances of shares upon conversion of debentures involved an exchange of the Company's securities and were exempt from registration pursuant to Section 3(a)(9) of the Act.

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





Item 4.  Submission of Matters to a Vote of Security Holders

    On Friday, June 30, 2000, pursuant to proper notice to stockholders, the Company held its Annual Meeting of Stockholders at the Little America Hotel, Salt Lake city, Utah. At the Meeting, the following incumbent directors were elected, by the indicated vote, to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

        Nominee                            For         Against     Abstain
    Loren E. Bagley                     19,903,619       -0-       233,101
    William F. Woodburn                 19,903,619       -0-       233,101
    John B. Sims                        19,903,619       -0-       233,101
    Gary F. Lawyer                      19,903,619       -0-       233,101

    Shareholders were also asked to ratify the appointment of H J & Associates, LLP, formerly Jones, Jensen & Company, as independent auditors for the Company's fiscal year ending
December 31, 2000. The proposal carried by a vote of 19,731,672 for, 0 against, and 31,578 abstaining.

    A proposal was made to amend the Articles of Incorporation to change the Company's authorized capitalization to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. The proposal was amended at the Meeting to empower the Board of Directors to take additional necessary action to further increase the number of authorized common shares up to 500,000,000 in the event the conversion of debentures made such increase necessary and in the best interest of the Company. The proposal carried by a vote of 13,950,329 for, 1,328,915 against, and 28,126 abstaining.

    Shareholders were also asked to ratify the proposal to adopt the Trans Energy, Inc. 2000 Stock Option Plan. The plan would provide for the grant of non-qualified stock options and incentive stock options to key employees of the Company including officers, directors and consultants. Under the Plan, the maximum number of shares of Common Stock represented by grants of options is 2,000,000 shares. The proposal carried by a vote of 13,727,779 for, 1,252,615 against, and 700,476 abstaining.

    Other proposals made at the Meeting included the proposal to empower the Board of Directors to effect, in its sole discretion, a reverse split of the Company's issued and outstanding common stock at such time and on a basis determined by the Board to be in the best interest of the Company. The Board is to have such power to effect the reverse split for a period of up to one year from the date of the Meeting. Also, proposals were made to authorize the Company to effect a re-capitalization and to amend its By-Laws to allow for a quorum at shareholder meetings to be set at the lowest allowable under Nevada law. The above proposals all carried by a vote of 20,136,720 for, 0 against, and 0 abstaining.



Item 5.  Other Information

    This Item is not applicable

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

    During the three month period ended June 30, 2000, the Company did not file any reports on Form 8-K.

                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRANS ENERGY, INC.



Date:  August 21, 2000                  By  /S/ Loren E. Bagley
                                        LOREN E. BAGLEY, President
                                        and Chief Executive Officer




Date:  August 21, 2000                  By  /S/ William F. Woodburn
                                        WILLIAM F. WOODBURN, Vice
                                        President and Director
                                        (Principal Accounting Officer)