Form 10QSB
period 2000-09-30
TRANS ENERGY INC
filed 2000-11-15
CIK 919721

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class              Outstanding as of September 30, 2000
Common Stock, $.001 par value              160,580,646


                        TABLE OF CONTENTS

Heading                                                                Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .       3

          Consolidated Balance Sheets -- September 30, 2000
            and December 31, 1999. . . . . . . . . . . . . . . . .       4

          Consolidated Statements of Operations --
            three and nine months ended September 30, 2000
            and 1999 . . . . . . . . . . . . . . . . . . . . . . .       6

          Consolidated Statements of Stockholders'
            Equity (Deficit) . . . . . . . . . . . . . . . . . . .       7

          Consolidated Statements of Cash Flows --
            three and nine months ended September 30, 2000
            and 1999 . . . . . . . . . . . . . . . . . . . . . . .       8

          Notes to Consolidated Financial Statements . . . . . . .      10

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . . . . . . .      11

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .      13

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .      14

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .      15

Item 4.   Submission of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . . . . . . . .      15

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .      15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .      15

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .      16


                              PART I

Item 1.   Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended September 30, 2000 and December 31, 1999, have been prepared by the Company.











                        TRANS ENERGY, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2000 and December 31, 1999











               TRANS ENERGY, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets


                              ASSETS

                                                 September 30,  December 31,
                                                    2000           1999
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                             $     -      $   13,477
  Prepaid expenses                                      7,745         -
  Accounts receivable, net                            125,705      127,154

     Total Current Assets                             133,450      140,631

PROPERTY AND EQUIPMENT

  Vehicles                                             94,589       94,589
  Machinery and equipment                              10,092       10,092
  Pipelines                                         2,254,908    2,254,908
  Well equipment                                       49,396       49,155
  Wells                                             3,704,389    3,704,389
  Leasehold acreage                                   180,000      180,000
  Accumulated depreciation                         (1,641,536)  (1,408,486)

     Total Fixed Assets                             4,651,838    4,884,647

OTHER ASSETS

  Loan acquisition costs                              117,022         -
  Restricted cash                                     105,905      262,089
  Deposits                                              1,508        3,792

     Total Other Assets                               224,435      265,881

     TOTAL ASSETS                                  $5,009,723   $5,291,159



               TRANS ENERGY, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 September 30,   December 31,
                                                     2000            1999
                                                  (Unaudited)
CURRENT LIABILITIES

 Cash overdraft                                  $     30,538    $      -
 Accounts payable - trade                           1,272,331      1,181,945
 Accrued expenses                                   1,462,647      1,182,754
 Salaries payable                                     396,412        412,262
 Notes payable - current portion                    1,144,282      1,228,566
 Related party payables                               401,010        161,470
 Debentures payable                                    50,000      5,090,496

  Total Current Liabilities                         4,757,220      9,257,493

NET LIABILITIES IN EXCESS OF THE ASSETS OF
 DISCONTINUED OPERATIONS                              104,911        104,911

LONG-TERM LIABILITIES

 Notes payable                                        525,427        559,190

  Total Long-Term Liabilities                         525,427        559,190

  Total Liabilities                                 5,387,558      9,921,594

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; 300,000,000 shares authorized at
  $0.001 par value; 160,580,646 and 7,107,746
  shares issued and outstanding, respectively         160,580          7,107
 Capital in excess of par value                    20,818,220     15,250,242
 Accumulated deficit                              (21,356,635)   (19,887,784)

  Total Stockholders' Equity (Deficit)               (377,835)    (4,630,435)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                              $  5,009,723    $ 5,291,159

                    TRANS ENERGY, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
                               (Unaudited)

                                          For the               For the
                                     Nine Months Ended     Three Months Ended
                                       September 30,          September 30,
                                     2000         1999      2000         1999

REVENUES                        $   890,185  $   809,176  $ 346,211  $  247,249

COSTS AND EXPENSES

  Cost of oil and gas               571,746      688,860    236,427     353,854
  Salaries and wages                 62,718       65,508     18,640      19,094
  Depreciation, depletion and
   amortization                     233,051    1,200,415     77,684     164,780
  Selling, general and
   administrative                 1,222,200      428,960    135,233      72,255

     Total Costs and Expenses    (2,089,715)   2,383,743    467,984     609,983

LOSS FROM OPERATIONS             (1,199,530)  (1,574,567)  (121,773)   (362,734)

OTHER INCOME (EXPENSE)

  Loss on valuation of assets          -      (2,442,961)      -           -
  Other income                        6,126         -          1,673       -
  Interest expense                 (275,447)    (810,240)    (41,524)  (275,476)

     Total Other Income (Expense)  (269,321)  (3,253,201)    (39,851)  (275,476)

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND MINORITY
 INTERESTS                       (1,468,851)  (4,827,768)   (161,624)  (638,210)

INCOME TAXES                           -            -           -          -

MINORITY INTERESTS                     -            -           -          -

NET LOSS                        $(1,468,851) $(4,827,768)  $(161,624) $(638,210)

BASIC LOSS PER SHARE            $     (0.03) $     (1.65)  $   (0.00) $   (0.87)




                TRANS ENERGY, INC. AND SUBSIDIARIES
     Consolidated Statements of Stockholders' Equity (Deficit)


                                                     Capital in
                                     Common Shares    Excess of    Accumulated
                                     Shares  Amount   Par Value       Deficit


Balance, December 31, 1998         2,174,817 $  2,174 $14,373,809 $ (13,589,451)

Common stock issued for services
 at $0.59 per share                  440,000      440     259,560          -

Common stock issued for services
 and conversion of debt to equity at
 $0.98 per share                      94,000       94      92,106          -

Common stock issued for conversion
 of debentures, penalty and interest
 at $0.12 per share                4,398,929    4,399     524,767          -

Net loss for the year ended
 December 31, 1999                      -        -           -       (6,298,333)

Balance, December 31, 1999         7,107,746    7,107  15,250,242   (19,887,784)

Common stock issued for conversion
 of debentures, penalty and interest
 at $0.10 per share (unaudited)  147,680,517  147,681   5,135,545          -

Common stock issued for services at
 $0.07 per share (unaudited)       3,372,383    3,372     221,903          -

Common stock issued for services at
 $0.11 per share (unaudited)         150,000      150      16,800          -

Common stock issued for services at
 $0.11 per share (unaudited)       1,100,000    1,100     119,900          -

Common stock issued for services
 at $0.0625 per share (unaudited)  1,140,000    1,140      70,110          -

Common stock issued for debt at
 $0.13 per share (unaudited)          30,000       30       3,720          -

Net loss for the nine months ended
 September 30, 2000 (unaudited)         -        -           -       (1,468,851)

Balance, September 30, 2000
 (unaudited)                     160,580,646 $160,580 $20,818,220  $(21,356,635)

                    TRANS ENERGY, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                               (Unaudited)

                                          For the                For the
                                      Nine Months Ended     Three Months Ended
                                        September 30,          September 30,
                                     2000          1999       2000      1999

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                        $(1,468,851) $(4,827,768) $(161,624) $(638,210)
 Adjustments to reconcile net loss
   to net cash (used) by operating
   activities:
 Depreciation, depletion and
   amortization                      233,051   1,238,506      77,684    202,871
 Common stock issued for services    434,475     261,000      71,250     61,000
  Loss on valuation of assets           -      2,442,961        -          -
 Changes in operating assets
   and liabilities:
 Decrease (increase) in
   accounts receivable                 1,448      (2,181)      5,197      3,229
 (Increase) decrease in
   restricted cash                   156,184        -         20,485       -
 Decrease (increase) in prepaid
  and other current assets          (122,485)       -       (124,769)      -
 Increase in accounts payable
   and accrued expenses              439,201      86,108    (121,000)    42,427
 Increase (decrease) in
   cash overdraft                     30,538     425,206      30,538    154,789

    Net Cash (Used) by
     Operating Activities           (296,439)   (376,168)    (202,239) (173,894)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of property         -        400,000         -      400,000
 Expenditures for property
  and equipment                         (240)       (327)        (240)     -

    Net Cash Provided (Usd)
     by Investing Activities            (240)    399,673         (240)  400,000

CASH FLOWS FROM FINANCING ACTIVITIES:

 Borrowings of long-term debt -
   related party                     239,540        -         123,583      -
 Borrowings of long-term debt        213,730     245,090      213,730      -
 Principal payments on
  notes payable                     (149,578)   (268,595)    (127,270) (226,106)
 Principal payments on notes
  payable - related party            (20,490)       -          (8,988)     -

    Net Cash Provided by
     Financing Activities            283,202     (23,505)     201,054  (226,106)

NET INCREASE (DECREASE) IN CASH      (13,477)       -          (1,425)     -

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                  13,477        -           1,425      -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                     $    -      $    -       $    -     $   -




                   TRANS ENERGY, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Continued)
                               (Unaudited)

                                          For the               For the
                                     Nine Months Ended      Three Months Ended
                                       September 30,           September 30,
                                      2000       1999         2000       1999

CASH PAID FOR:

  Interest                       $   126,836  $  64,885  $    42,005  $   8,547
  Income taxes                   $      -     $    -     $      -     $    -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for debt   $ 5,286,977  $ 258,390  $ 2,538,031  $ 123,350
  Common stock issued
   for services                  $   434,475  $ 261,000  $    71,250  $  61,000








              TRANS ENERGY, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
             September 30, 2000 and December 31, 1999

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations and cash flows at September 30, 2000 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

       The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 2000, and has a working capital deficit at September 30, 2000. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

NOTE 3 - MATERIAL EVENTS

       During July 2000, the Company entered into an agreement to purchase 51% of the outstanding common stock of Oil and Gas, Inc. from its principle shareholder James Laughlin (Laughlin) in exchange for 300 shares of its previously authorized, but unissued, $1,000 par value preferred Series One stock. The preferred stock is convertible into common stock at a 20% discount to market on the date of conversion, on or after August 1, 2001. Laughlin shall also receive interest calculated as the New York Prime interest rate plus one percent (1%) on $300,000, the book value of the preferred stock, payable in the Company's common stock at a discount of 20% to market and 100,000 warrants to purchase the Company's common stock exercisable at a strike price of $0.10 per warrant. The Company has not issued the preferred stock and there has been no activity in this subsidiary.

       During August 2000, the Company increased its authorized shares of common stock from 100,000,000 to 300,000,000.






Item 2. Management's Discussion and Analysis or Plan of Operations

    The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                   Three Months Ended  Nine Months Ended
                                      September 30,       September 30,
                                      2000    1999        2000    1999
                                      (Unaudited          (Unaudited)

Total revenues . . . . . . . . . .    100%    100%        100%    100%
Total costs and expenses . . . . .    135     247         235     295
Net loss from operations . . . . .     35    (147)       (135)   (195)
Other income (expense) . . . . . .    (12)   (111)        (30)   (402)
Net income (loss). . . . . . . . .    (47)   (258)       (165)   (597)


     Total revenues for the three months ("third quarter") ended September 30, 2000 increased 40% when compared with the third quarter of 1999. For the nine months ("first nine months") ended September 30, 2000, total revenues increased 10% when compared with the first nine months of 1999. This increase in revenues is primarily attributed to higher oil and gas prices. Total costs and expenses as a percentage of total revenues decreased from 247% in the third quarter of 1999 to 135% for the third quarter of 2000, and actual costs and expenses decreased 23% during the same period. This decrease is primarily attributed to the 33% decrease in cost of oil and gas due to stabilization in the oil and gas prices, and the 53% decrease in depreciation and amortization expenses due to the sale of certain wells. The decrease was partially offset by the 87% increase in selling, general and administrative expenses, primarily due to common stock issued for services.

    Total costs and expenses as a percentage of total revenues decreased from 295% in the first nine months of 1999 to 235% for the first nine months of 2000. Actual costs and expenses decreased 12% during the same period primarily due to the 17% decrease in cost of oil and gas and the 81% decrease in depreciation and amortization expenses, also due to the sale of certain. The decrease in costs and expenses for the first nine months of 2000 was also partially offset by the 185% increase in selling, general and administrative expenses due to common stock issued for services.

    The Company's net loss for the third quarter and first nine months of 2000 was $161,424 and $1,468,851, respectively, compared to a net loss of $638,210 and $4,827,768 for the 1999 periods. This decrease in the Company's net loss for the 2000 periods is partially attributed to the one time charge of $2,442,961 in 1999 due to a loss on the sale of assets. The decrease in net loss for the 2000 periods is also attributed to decreases of 85% and 66% in interest expense for the third quarter and first nine months of 2000, respectively, when compared to the 1999 periods. This decrease is due to the Company having recorded the discount on its convertible debenture in the 1999 periods.

    For the remainder of fiscal year 2000, management expects selling, general and administrative expenses to remain at approximately the same rate as the first nine months of 2000. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2000.

    The Company has included a footnote to its financial statements for the periods ended September 30, 2000 stating that because of the Company's continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether the Company can continue as a going concern. See Note 2 to the consolidated financial statements.

Net Operating Losses

    The Company has accumulated approximately $19,800,000 of net operating loss carryforwards as of December 31, 1999, which may be offset against future taxable income through the year 2020 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

    In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended
December 31, 1999 or three month period ended September 30, 2000 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. At September 30, 2000, the Company had a negative working capital $4,623,770 compared to a negative $9,116,862 at December 31, 1999. This 49% improvement in working capital is primarily attributed to the conversion to common stock of a portion of the outstanding convertible debentures.

    The Company anticipates meeting its working capital needs during the remainder of the current fiscal year with revenues from operations, particularly from its Powder River Basin interests in Wyoming and its New Benson gas wells drilled in West Virginia.
In the event revenues are not sufficient to meet the Company's working capital needs, it will explore the possibility of additional funding from either the sale of debt or equity securities. The Company has no current agreements or arrangements for additional funding and there can be no assurance such funding will be available to the Company or, if available, it will be on acceptable or favorable terms to the Company.

    As of September 30, 2000, the Company had total assets of $5,009,723 and total stockholders' deficit of $377,835, compared to total assets of $5,291,159 and total stockholders' deficit of $4,630,435 at December 31, 1999.

    At September 30, 2000, the Company had debentures payable of $50,000 which represents certain convertible debentures that matured during the first quarter of 1999. This represents one holder that the Company has been unable to contact. The Company currently anticipates that either the debentures will be converted into common stock or the Company will attempt to negotiate a change of terms with the debenture holders.

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

Item 2.   Changes In Securities and Use of Proceeds

     During the third quarter of 2000, the Company issued
(i) 1,140,000 shares of its common stock to two persons for services rendered to the Company valued at $.0479 per share, and
(ii) 125,707,277 shares to 27 persons upon the conversion of certain debentures valued at an average of $.0457 per share, including penalty and interest.

     The above issuances of shares were made in private transactions to persons possessing knowledge of the Company and its business operations. Accordingly, the shares issued for services were registered under the Act pursuant to Form S-8 registration statements. Issuances of shares upon conversion of debentures involved an exchange of the Company's securities and were exempt from registration pursuant to Section 3(a)(9) of the Act.

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

    This Item is not applicable

Item 5.  Other Information

    This Item is not applicable

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

    During the three month period ended September 30, 2000, the Company did not file any reports on Form 8-K.



                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRANS ENERGY, INC.



Date:  November 14, 2000                By  /S/ Loren E. Bagley
                                        LOREN E. BAGLEY, President
                                        and Chief Executive Officer




Date:  November 14, 2000                By  /S/ William F. Woodburn
                                        WILLIAM F. WOODBURN, Vice
                                        President and Director
                                        (Principal Accounting Officer)