Form 10KSB
period 2000-12-31
TRANS ENERGY INC
filed 2001-04-17
CIK 919721

Leonard E. Neilson
                                 Attorney at Law
                            8160 South Highland Drive
                                    Suite 209
                                Sandy, Utah 84093
Phone:  (801) 733-0800                                 Fax:  (801) 733-0808



                                 April 17, 2001



Securities and Exchange Commission
Office of Document Control
450 Fifth Street N.W.
Washington, D.C. 20549

VIA:  EDGARLink
---------------

         Re:      Trans Energy, Inc.
                  File No.  0-23530
                  Form 10-KSB (for the period ended December 31, 2000)

To Whom It May Concern:

         Please find herewith transmitted by EDGARLink, the Form 10-KSB filed on behalf of Trans Energy, Inc. for the fiscal year ended December 31, 2000.

         Please direct all correspondences concerning this filing and Trans Energy, Inc. to this office.

                                                   Yours truly,

                                                   /s/ Leonard E. Neilson
                                                   ----------------------
                                                       Leonard E. Neilson
:ae
Attachment

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
     [X] Annual  Report  Pursuant  to  Section  13 or  15(d)  of The  Securities
         Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year.
$ 1,125,257

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $10,505,228 (Based on price of $.0625 on April 12, 2001)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                   Outstanding as of December 31, 2000
                 -----                   -----------------------------------
         Common Stock, Par Value
           $.001 per share                         172,028,189

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format.   Yes [ ]  No [X]


                                                TRANS ENERGY, INC.

                                                 TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----

                                                                          PART I

Item 1.           Description of Business .......................................................            3

Item 2.           Description of Property........................................................           12

Item 3.           Legal Proceedings..............................................................           14

Item 4.           Submission of Matter to a Vote of
                  Security Holders...............................................................           17

                                                                         PART II

Item 5.           Market for Common Equity and Related
                  Stockholder Matters............................................................           17

Item 6.           Management's Discussion and Analysis or
                  Plan of Operation..............................................................           18

Item 7.           Financial Statements...........................................................           21

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........................................           48

                                                                        PART III

Item 9.           Directors, Executive Officers, Promoters and
                  Control persons; Compliance with Section 16(a)
                  of the Exchange Act............................................................           48

Item 10.          Executive Compensation.........................................................           50

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management..........................................................           50

Item 12.          Certain Relationships and Related Transactions                                            51

                                                                         PART IV

Item 13.          Exhibits and Reports on Form 8-K...............................................           53

                  SIGNATURES.....................................................................           54


                                     PART I

Item 1.           Description of Business


History

         Trans Energy, Inc., a Nevada corporation (the "Company" or "TSRG"), is primarily engaged in the transportation, marketing and production of natural gas and oil, and also conducts exploration and development activities. The Company owns an interest 3 oil and gas wells in West Virginia, owns and operates one oil well in Wyoming, and owns an interest in 7 oil wells in Wyoming that it does not operate. The Company also owns and operates an aggregate of over 100 miles of three-inch, four-inch and six-inch gas transmission lines located within West Virginia in the Counties of Ritchie, Tyler and Pleasants. This pipeline system gathers the natural gas produced from these wells and from wells owned by third parties. The Company also has approximately 18,000 acres under lease in the Powder River Basin in Campbell, Crook and Weston Counties, Wyoming. In 2000, the Company participated in the drilling of four drill downs to the Benson Sand in West Virginia.

         On March 6, 1998, the Company entered into an agreement to purchase from GCRL Energy, Ltd. ("GCRL") all of GCRL's interest in the Powder River Basin in Campbell and Crook Counties, Wyoming, consisting of interests in five (5) wells, four (4) of which are producing, interests in 30,000 leasehold acres, and interests in approximately seventy-three miles of 3-D seismic data. The properties include three producing fields from Minnelusa Sandstone and were discovered on 3-D seismic. The Company made an initial payment for the properties of $332,500 and the balance of $2,987,962 was paid for with proceeds from the sale of Convertible Debentures. During 1999, the Sagebrush 3 well was drilled in the Sagebrush field in Campbell County Wyoming. It will be used as a water injector well to increase production in the Sagebrush #1 and #2 existing producing wells. It is anticipated that the Sagebrush #3 will be put into operation as an injector well during the summer of 2001.

         The Company's principal executive offices are located at 210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170, and its telephone number is (304) 684-7053.

Business Development

         In 2000, management observed that the Trenton - Black River deep gas field in the Appalachian Basin in West Virginia. experienced much success. Accordingly, because of the potential of this field the Company has decided to focus much of its efforts to this area. In 1999, the Company sold many of its Appalachian Basin assets and purchased 51% of a producing well in the Powder River Basin in Wyoming. The Company then focused its attention toward developing its acreage in the Powder River Basin in Wyoming and drilling for deep gas in the Trenton-Black River area.

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

         Tyler Construction's trunk line system consists of a six-inch pipeline that begins at the town of St. Marys, West Virginia, located on the Ohio River in the County of Pleasants in western West Virginia, and proceeds twenty-seven miles due east to Bradden Station, West Virginia. Near Bradden Station, the pipeline intercepts major transmission lines of Equitable Natural Gas, Dominion Transmission, Inc. and Eastern American Energy. An intercepting line consisting of ten miles of four-inch pipeline begins at a point eight miles east of St. Marys and proceeds north 10 miles to an industrial park located seven miles south of Sistersville, West Virginia. At this point, gas is delivered to OSI Specialties (formerly Union Carbide) and Consolidated Aluminum Corporation of America under a marketing agreement with Sancho. Pursuant to its agreement with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 15-year contract, as amended, that Sancho entered into with Hope Gas, Inc. ("Hope") in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the residential gas index and the Inside F.E.R.C. Index.

         Spencer Wells

         Also in September 1993, the Company acquired from Dennis L. Spencer all rights, title and interest to six producing oil and gas wells located in West Virginia, in exchange for the Company shares. Five of the wells identified as "Fowler," "Goff," "Locke," "McGill" and "Workman" are situated in Ritchie County in a proven reservoir field. The remaining well identified as "Spencer," is located in Tyler County. All six wells were completed in 1991 and have been producing oil and gas through the date hereof. In 1999, five of these wells were sold to an unaffiliated third party and in 2000, the sixth well was sold to an unaffiliated third party.

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

         The following table sets forth information concerning the existing oil production per day of the producing wells located on the GCRL property.

                                     Gross Bbls.
Name of Well                         Oil Per Day                Net % to TSRG                     Net Bbls. to TSRG
------------                        ------------                -------------                     -----------------

Sagebrush Fed #1                            56                        48.8%                             27
Sagebrush Fed #2                            45                        47.5%                             21
Pinon Fee #1                                30                        51.2%                             15
Sandbar Boley 31-36                         10                        27.8%                              3
 includes Sandbar State
 1-36 and 2-36
Wolff 1-35                                   7                          68%                              5
                                           ---                        -----                             --
        TOTAL                              148                                                          71

Current Business Activities

         The Company is actively engaged in the operation of its oil and natural gas properties and in the transportation and marketing of its natural gas through its transmission systems in West Virginia. Management has expressed its desire to acquire additional oil and natural gas properties and to become more involved in exploration and development, specifically in the Trenton - Black river deep gas field in West Virginia. Management intends to continue to develop and increase the production from the oil and natural gas properties that it currently owns.

         Although the Company will continue to transport and market natural gas through its various pipelines, there are no current plans to acquire or to lay any additional pipeline systems in 2001. Apart from the three wells drilled in the Powder River Basin in Wyoming and the one well drilled in the Powder River basin in Wyoming (Sagebrush #3)) and the four re-entry Benson wells drilled in West Virginia, the Company has not participated in any new wells in the last three years.

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

         Water pressure primarily is responsible for the movement of oil within the area of the Company's acreage. Where water pressure is the cause of oil movement, finding the apex of the oil bearing structure is is the cause of oil movement, finding the apex of the oil bearing structure is critical. Drilling into the apex of such a structure usually assures that a maximum amount of oil, and a minimal amount of water, will be recovered from a well. Hitting such a zone elsewhere than at the apex will result in a lower proportion of oil to water and reduced rates of recovery.

         The Company completed the drilling of the Fowler 22-8 in January 1998 and determined the well to be a dry hole and was plugged. The Company did not drill additional wells on this acreage during 1998, 1999, or 2000.

Powder River Basin Wyoming - Wolffe Prospect

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

         Natural gas delivered through the Company's pipeline network is sold through the Sancho Oil and Gas Corporation ("Sancho") contract to the industrial facilities near Sistersville, West Virginia, or to Hope, a local utility. Some of the gas is sold at a fixed price on a year long basis and some at a variable price per month per Mcf. Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 15-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho charges the end user less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index and published Inside F.E.R.C. Index, at the Company's option, for the first 1,500 Mcf purchased per day by Hope and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for the Company there can be no assurance that prices paid by the Company to suppliers will be lower than the price which the Company would receive under the Hope arrangement. Prior to June 1, 1996, the price was the residential gas commodity index and when the market price of gas rose above such index, the Company's ability to purchase gas from third parties was adversely effected.

         The Company sells its oil production to third party purchasers under agreements at posted field prices. These third parties purchase the oil at the various locations where the oil is produced.

         Although management believes that the Company is not dependent upon any one customer, its marketing arrangement with Sancho Oil and Gas Corporation accounted for approximately 30% of the Company's revenue for the year ended December 31, 2000, and approximately 30% for the year ended December 31, 1999. This marketing agreement is in effect until September 1, 2008.

         In addition to the natural gas produced by the Company's wells, it also purchased approximately 275 Mcf of natural gas per day in 2000.

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

         Under its contract with Sancho, TSRG has the right to sell natural gas subject to the terms and conditions of a 15-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby TSRG receives the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon indices that include the residential gas commodity charge of Hope and the Inside F.E.R.C. Index. Were it not for the relationship between Hope and Sancho, Hope would compete directly with TSRG for the sale of gas to certain customers, specifically OSI Specialities, Inc. and Ormet Aluminum Company.

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

         The Company may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed operations may have upon the environment. Requirements imposed by such authorities could be costly, time- consuming and could delay continuation of production or exploration activities. Further, the cooperation of other persons or entities may be required for the Company to comply with all environmental regulations. It is conceivable that future legislation or regulations may significantly increase environmental protection requirements and, as a consequence, the Company's activities may be more closely regulated which could significantly increase operating costs. However, management is unable to predict the cost of future compliance with environmental legislation. As of the date hereof, management believes that the Company is in compliance with all present environmental regulations. Further, the Company believes that its oil and gas explorations do not pose a threat of introducing hazardous substances into the environment. If such event should occur, the Company could be liable under certain environmental protection statutes and laws. The Company does presently carry insurance for environmental liability.

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

Employees

         As of the date hereof the Company employs seven people full- time, consisting of two executives, two marketing and clerical persons, and three production persons. Management presently anticipates hiring additional employees as the business warrants and as funds are available.

Facilities

         The Company's operations currently occupy approximately 4,000 square feet of office space in St. Marys, West Virginia, which it shares with its subsidiary Tyler Construction Company, Inc. and Ritchie County Gathering Systems, Inc. The Company leases an aggregate of approximately 4,000 square feet from an unaffiliated third party under a verbal arrangement for $1,400 per month, inclusive of utilities. Management believes that its present office facilities are adequate for the Company's current business operations.

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

Item 2.  Description of Property

         The Company's properties consist essentially of the working and royalty interests owned by the Company in various oil and gas wells and leases located in West Virginia. The Company's proved reserves for the years ended December 31, 2000, 1999 and 1998 are set forth below:


                                          December 31,
                                ----------------------------------
                                 2000                  1999                  1998
                                --------           -----------           -----------
Natural Gas (MMcf)
     Developed                                                               912,428
     Undeveloped                                                             801,654
     Total Proved                    -                    -                1,714,082
Crude Oil (MBbl)
     Developed                 1,173,632             1,225,648             1,504,813
     Undeveloped                 210,610               210,610               200,721
     Total Proved              1,348,242             1,436,258             1,705,534

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


                                                             Years ended December 31,
                                               -----------------------------------------------------------
Average sales price:                            2000                       1999                      1998
-------------------                            ------                     ------                    ------
         Gas (per mcf)                         $ 6.08                     $ 3.04                    $ 2.70
         Oil (per bbl)                          24.67                      13.83                     10.04
   Average cost of
     production:
         Gas (per mcf)                         $ 1.20                       1.31                      1.38
         Oil (per bbl)                           3.38                       7.52                      8.28

         The Company has not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of the Company's last fiscal year.

         The following schedule sets forth the capitalized costs relating to oil and gas producing activities by the Company for the past three fiscal years.

                                                                      Years ended December 31,
                                                   -----------------------------------------------------------
                                                        2000                   1999                  1998
                                                   -------------         -------------        ----------------
Proved oil and gas
 producing properties
 and related lease
 and well equipment                                  $4,950,399             $4,730,577             $5,894,561
Unproved oil and gas
 properties                                             180,000                180,000              3,347,825
Accumulated depreciation
 and depletion                                       (1,706,648)               (25,930)              (527,140)
                                                     -----------            -----------             ----------
Net Capitalized Costs                                $3,423,751             $4,884,647              $8,715,246
                                                     ===========            ==========              ==========

         The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to the Company's proved oil and gas reserves.


                                                                        Years ended December 31,
                                                       -----------------------------------------------------------
                                                            2000                 1999                    1998
                                                       --------------      ---------------         ---------------

Standardized measure,
 beginning of year                                        $5,216,987           $9,495,694                $3,534,828
Oil and gas sales, net
 of production costs                                             -               (313,619)                (433,412)
Sales of mineral in place                                 (1,611,730)          (3,965,088                     -
Purchases                                                        -                    -                  5,289,539
Net change due to revisions
 in quantity estimates                                           -                    -                  1,104,739
                                                                                                         ----------
Standardized measure,
 end of year                                              $4,425,778           $5,216,987               $9,495,694
                                                          ===========          ===========              ===========


         The Company does not anticipate investing in or purchasing assets and/or property for the purpose of capital gains. It is the Company's intention to purchase assets and/or property for the purpose of enhancing its primary business operations. The Company is not limited as to the percentage amount of the Company's assets it may use to purchase any additional assets or properties.

Item 3.           Legal Proceedings

         Certain material pending legal proceedings to which the Company is a party or to which any of its property is subject is set forth below.

         On March 12, 1997, a complaint entitled F. Worthy Walker vs. Loren Bagley, William Woodburn, Mark Woodburn, Trans Energy, Inc. and Vulcan Energy Corporation, was filed in the District Court of Dallas, Texas (# 9702304C). The complaint alleges that the Company breached certain contracts related to Mr. Walker's employment with Vulcan Energy Corporation, and seeks punitive and exemplary damages. The Company denies all allegations and intends to vigorously defend its position. Management believes that the results of the proceedings will not have a material adverse effect on the Company. On February 17, 1998 the Company and the above named defendants filed a countersuit against F. Worthy Walker alleging breach of contract, fraud and fraudulent inducement, conversion, and breach of fiduciary duty and seeks punitive damages. The Company settled the action in January 2000 for 100,000 shares of the Company's common stock.

         On February 7, 2001, the United States Bankruptcy Court, Southern District of Texas, entered an Order Granting Motion to Dismiss Chapter 7 Case in the action entitled In Re: Trans Energy, Inc., Case No. 00-39496-H4-7. The Order dismissed the involuntary bankruptcy action instituted against the Company on October 16, 2000. The sole petitioning creditor named in the Involuntary Petition was Western Atlas International, Inc. ("Western"). An Order for Relief Under Chapter 7 was entered by the Court on November 22, 2000.

         On April 23, 2000, the 189th District Court of Harris County, Texas entered an Agreed Final Judgment in favor of Western against the Company in the amount of $600,665.36, together with post judgment interest at 10% per annum. Following the judgment, Western and the Company entered into settlement negotiations concerning the Company's satisfaction of the judgment through payments over a four to five month period together with the pledge of collateral on certain unencumbered assets. Previously, on or about July 9, 1998, a judgment had been entered in the 152nd District Court of Harris County, Texas against the Company in favor of Baker Hughes Oilfield Operations, Inc. d/b/a/ Baker Hughes Inteq. Western Geophysical ("Baker"), a division of Western Atlas International, Inc., in the amount of $41,142.00, together with interest and attorney fees. This judgment was outstanding at the time of the filing of the Involuntary Petition.

         During its negotiations with Western for settlement of the Judgment, the Company made a $200,000 "good faith payment" to Western's counsel on October 23, 2000. On December 12, 2000, Joe Hill was named as the Chapter 7 Trustee. Subsequently, Western's counsel delivered the $200,000 to the Trustee.

         On January 19, 2001, the Company filed with the Bankruptcy Court the Motion to Dismiss Chapter 7 Case. The reasons cited by the Company in support of its Motion to Dismiss included, but were not limited to, (i) the Texas Court being an improper venue for the action, and (ii) the Company never receiving the Involuntary Petition and Summons notifying it of the action. In anticipation of the Bankruptcy Court dismissing the Involuntary Petition, on February 2, 2001, the Company entered into a Settlement Agreement with Baker Hughes Oilfield Operation, Inc., d/b/a/ Baker Hughes Inteq. Western Geophysical, a division of Western Atlas International, Inc. (the "Baker Entities"). In entering its order on February 7, 2001 to dismiss the action, the Court ordered the Trustee to retain $17,694.80 for satisfaction of administrative fees and expenses, and to pay to Western and Baker the sum of $182,736.66, on behalf of the Company and pursuant to the terms of the Settlement Agreement.

         The Settlement Agreement provided that, subject to the approval of the Bankruptcy Court, the Company agreed to pay to the Baker Entities $759,664.31, plus interest at 10%. In addition to the $200,000 payable from the escrow, the Company agreed to pay to the Baker Entities an initial payment of $117,260.71 within fifteen days from the date of the Dismissal Order (due February 21, 2001). The Company also agreed to make additional payments of $100,000 every thirty days following the initial payment, with the first payment due beginning no later than March 23, 2001, continuing until the total obligation plus interest is paid in full. Further, the Company pledged as collateral certain properties, personal property and fixtures and two directors each pledged 750,000 shares of the Company's common stock which they personally own.

         A foreign judgment was filed with the Circuit Court in Pleasants County, West Virginia for a judgment against the Company rendered by the District Court in Harris County, Texas. The judgment was for $41,142 plus prejudgment interest and attorney's fees of $13,500. The Company settled the action in February 2000.

         The Company has been advised by the Securities and Exchange Commission (the "Commission") that the Commission is investigating certain activities by the Company (In the Matter of Trans Energy, Inc., C-3481). The Company believes that the investigation concerns disclosure requirements by the Company regarding certain press releases and the involuntary bankruptcy action instituted against the Company in October 2000. The Company is cooperating with the investigation and certain officers have given their depositions. As of the date hereof, the investigation remains open.

         On April 10, 2000, a Bellevue resources, Inc. recorded and served its Notice and Statement of Lien in the Sixth Judicial District, Campbell County, Wyoming, against the Company for non- payment of services. The Company has recorded a liability of $78,651 which is included in the Company's financial statements for the year ended December 31, 2000 under accounts payable.

         On September 22, 2000, Tioga Lumber Company obtained a judgment of $43,300 plus interest in the Circuit Court of Pleasants County, West Virgina, against Tyler Construction Company for breach of contract. The Company has accrued $47,741 which is included in the Company's financial statements for the year ended December 31, 2000 under accounts payable.

         On February 13, 2001, Ross Forbus obtained a judgment of $428,018 against the Company to satisfy a promissory note previously entered into by the Company with Mr. Forbus on April 8, 1996. The Company has recorded the balance in notes payable at December 31, 2000. For additional information, see Note 3 to the attached financial statements.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 2000.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         The Company's common stock is quoted on the OTC Bulletin Board under the symbol "TSRG." Set forth in the table below are the quarterly high and low prices of the Company's common stock as obtained from the Nasdaq Small-Cap Market and the OTC Bulletin Board for the past two fiscal years obtained from published quotations.

                                        High                         Low
                                        ----                         ---
  1999
          First Quarter                $ 1.25                    $   .50
          Second Quarter               $ 1.03                    $   .19
          Third Quarter                $  .50                    $   .19
          Fourth Quarter               $  .31                    $   .10
  2000
          First Quarter                $  .35                    $  .065
          Second Quarter               $  .22                    $   .10
          Third Quarter                $ .155                    $ .0156
          Fourth Quarter               $  .31                    $   .04

         As of December 31, 2000, there were approximately 262 holders of record of the common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

         During 1999, the Company issued 440,000 shares of its common stock in exchange for services rendered to the Company valued at an average of $.59 per share, or an aggregate of $260,000. The Company also issued 94,000 shares for services and conversion of debt valued at an average of $.98 per share, or an aggregate of $92,200. The Company further issued 4,398,929 shares upon conversion of convertible debentures valued at $529,166, or an average of $.12 per share.

         In 2000, the Company issued 1,691,287 share of its common stock for cash at $.05 per share, or an aggregate of $83,000. The Company also issued 11,722,383 shares for services and conversion of debt valued at an average of $.12 per share, or an aggregate of $1,422,923. The Company further issued 151,930,606 shares upon conversion of convertible debentures valued at $5,653,991, or an average of $.04 per share.

         Except for the conversion of debentures, issuances of securities by the Company were made in reliance upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) thereunder. Issuances of shares conversion of debentures was pursuant to the exemption provided by Section 3(a)(9) of said Act.

Item 6.           Management's Discussion and Analysis or Plan of Operation




         The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

                              Results of Operations

         The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Statements of Operations for the two most recent fiscal years ended December 31, 2000, and 1999. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                                                       Fiscal Years Ended
                                                                                          December 31,
                                                                                     2000             1999
                                                                                    ------           ------
Total revenues........................................................               100%             100%
Total costs and expenses..............................................               343              392
Total other income (expenses).........................................              (126)            (285)
Loss before taxes and gain and
  extraordinary items ................................................              (369)            (577)
Income taxes..........................................................                 -                -
Extraordinary items...................................................                24                -
Net (loss)............................................................               345             (577)


For the Year Ended December 31, 2000 Compared to the Year Ended
December 31, 1999

         Total revenues of $1,125,257 for the year ended December 31, 2000 ("2000") increased 3% when compared to $1,092,899 for the year ended December 31, 1999 ("1999"). In 2000, oil made up 70% of total revenues compared to 37% in 1999. Accordingly, gas sales decreased from 63% of sales in 1999 to 30% in 2000. This increase in oil revenues was due to the Gulf Canada interests in Wyoming which produces oil and not natural gas.

         The Company had a net loss of $4,144,703 for 2000 compared to a net loss of $6,298,333 in 1999. The Company's total costs and expenses decreased 10% in 2000 and, as a percentage of revenues, decreased from 392% in 1999 to 343% in 2000. The cost of oil and gas decreased 33% in 2000 due to lower purchases and a set price. As a percentage of revenues, cost of oil decreased from 46% in 1999 to 30% 2000 due to increased oil selling prices in 2000. Selling, general and administrative expenses increased 188% in 2000 when compared to 1999, primarily due to additional amortization on pre- paid advertising and marketing. Salaries and wages increased 41% in 2000 due to the exercise of options granted to employees for services rendered. Depreciation, depletion and amortization decreased 87% in 2000 from 1999 due to the Company not having any prepaid marketing and advertising costs. Interest expense in 2000 decreased 45% from 1999 due to conversion of debentures during the year.

Net Operating Losses

         The Company has accumulated approximately $16,000,000 of net operating loss carryforwards as of December 31, 2000, which may be offset against future taxable income through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

                         Liquidity and Capital Resources

         Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at December 31, 2000 was a negative $4,550,117 compared with a negative $9,115,862 at December 31, 1999. This change was primarily attributed to the conversion of certain debentures into commons stock in 2000 . The Company anticipates meeting its working capital needs during the 2001 fiscal year with revenues from operations and possibly from capital raised through the sale of either equity or debt securities. The Company has no other current agreements or arrangements for additional funding and there can be no assurance such funding will be available to the Company or, if available, it will be on acceptable or favorable terms to the Company.

         As of December 31, 2000, the Company had total assets of $4,299,654 and stockholders' deficit of $985,635 compared to total assets of $5,291,159 and total stockholders' deficit of $4,630,435 at December 31, 1999.

         In 1998, the Company issued $4,625,400 face value of 8% Secured Convertible Debentures Due March 31, 1999. A portion of the proceeds were used to acquire the GCRL properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At December 31, 2000, the Company owed $331,462 in connection with the debentures consisting of $50,000 for a debenture and $281,462 in penalties and interest.

         Because the Company has generated significant losses from operations through December 31, 2000, and has a working capital deficit at December 31, 2000, there exists substantial doubt about its ability to continue as a going concern. Revenues have not been sufficient to cover operating costs and to allow the Company to continue as a going concern. Potential proceeds from the future sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these endeavors are not successful, management is committed to meeting the operational cash flow needs of the Company.

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

Recent Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133." SFAS No. 133 established standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that SFAS No. 133 or SFAS No. 137 will have a material impact on the Company's financial statements.

Item 7.                    Financial Statements

         The Company's financial statements as of and for the fiscal years ended December 31, 2000 and 1999 have all been examined to the extent indicated in their report by H J & Associates, LLP, formerly Jones, Jensen & Company, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                               TRANS ENERGY, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

         McGLADREY NETWORK                      American Institute of
         -----------------
An Independently Owned Member                    Certified Public
         Worldwide Services                        Accountants
  Through RSM International
                                                Utah Association of
                                                 Certified Public
                                                    Accountants

                                                SEC Practice Section
                                                 Private Companies
                                                  Practice Section

                            H J & ASSOCIATES, L.L.C.
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Trans Energy, Inc. and Subsidiaries
St. Marys, West Virginia

We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans Energy, Inc. and Subsidiaries as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

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



HJ & Associates, LLC
Salt Lake City, Utah
April 11, 2001

               50 South Main Street, Suite 1450 * Salt Lake City,
                     Utah 84144 * Telephone (801) 328-4408 *
                            Facsimile (801) 328-4461

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                           December 31,
                                                              2000
                                                            ----------
CURRENT ASSETS

  Accounts receivable, net (Note 1)                         $   71,006
                                                            ----------

     Total Current Assets                                       71,006
                                                            ----------

PROPERTY AND EQUIPMENT (Note 2)

  Vehicles                                                      59,013
  Machinery and equipment                                       10,092
  Pipelines                                                  2,254,908
  Well equipment                                                49,155
  Wells                                                      3,315,019
  Leasehold acreage                                            180,000
  Accumulated depreciation                                  (1,706,648)
                                                            ----------

     Total Fixed Assets                                      4,161,539
                                                            ----------

OTHER ASSETS

  Restricted cash (Note 2)                                      65,689
  Deposits                                                       1,420
                                                            ----------

     Total Other Assets                                         67,109
                                                            ----------

     TOTAL ASSETS                                           $4,299,654
                                                            ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                                  December 31,
                                                                     2000
                                                                 ------------
CURRENT LIABILITIES

   Cash overdraft                                                $     11,608
   Accounts payable - trade                                         1,444,692
   Accrued expenses                                                   638,466
   Salaries payable                                                   367,998
   Notes payable - current portion (Note 3)                         1,538,855
   Related party payables (Note 4)                                    288,042
   Debentures payable (Note 11)                                       331,462
                                                                 ------------

     Total Current Liabilities                                      4,621,123
                                                                 ------------

NET LIABILITIES IN EXCESS OF THE ASSETS OF
 DISCONTINUED OPERATIONS (Note 7)                                       5,400
                                                                 ------------

LONG-TERM LIABILITIES

   Notes payable (Note 3)                                             658,766
                                                                 ------------

     Total Long-Term Liabilities                                      658,766
                                                                 ------------

     Total Liabilities                                              5,285,289
                                                                 ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 6)

   Preferred stock; 10,000,000 shares authorized at $0.001 par
    value; 300 shares issued and outstanding                             --
   Common stock; 300,000,000 shares authorized at $0.001 par
    value; 172,028,189 shares issued and outstanding                  172,027
   Capital in excess of par value                                  22,608,733
   Accumulated deficit                                            (23,766,395)
                                                                 ------------

     Total Stockholders' Equity (Deficit)                            (985,635)
                                                                 ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $  4,299,654
                                                                 ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                        For the Years Ended
                                                            December 31,
                                                  -----------------------------
                                                          2000            1999
                                                  ------------    ------------

REVENUES                                          $  1,125,257    $  1,092,899
                                                  ------------    ------------

COSTS AND EXPENSES

  Cost of oil and gas                                  340,950         506,518
  Salaries and wages                                   383,142         271,114
  Depreciation, depletion and amortization             330,469       2,523,043
  Selling, general and administrative                2,772,591         979,340
                                                  ------------    ------------

     Total Costs and Expenses                        3,827,152       4,280,015
                                                  ------------    ------------

LOSS FROM OPERATIONS                                (2,701,895)     (3,187,116)
                                                  ------------    ------------

OTHER INCOME (EXPENSE)

  Other income                                          14,850          14,184
  Interest expense                                    (437,470)       (793,840)
  Loss on sale and valuation of assets (Note 2)     (1,020,188)     (2,331,561)
                                                  ------------    ------------

     Total Other Income (Expense)                   (1,442,808)     (3,111,217)
                                                  ------------    ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES,
 EXTRAORDINARY ITEMS AND MINORITY INTERESTS         (4,144,703)     (6,298,333)
                                                  ------------    ------------

INCOME TAXES (Note 1)                                     --              --
                                                  ------------    ------------

EXTRAORDINARY ITEM

  Gain on disposition of debt                          266,092            --
                                                  ------------    ------------

MINORITY INTERESTS                                        --              --
                                                  ------------    ------------

NET LOSS                                          $ (3,878,611)   $ (6,298,333)
                                                  ============    ============

BASIC LOSS PER SHARE

  Continuing operations                           $      (0.05)   $      (1.90)
  Gain on release of debt                                 0.00            --
                                                  ------------    ------------

                                                  $      (0.05)   $      (1.90)
                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                        77,197,928       3,319,421
                                                  ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                Capital in
                                            Preferred Stock             Common Stock             Excess of      Accumulated
                                          Shares       Amount       Shares         Amount        Par Value        Deficit
                                       ------------   -------   ------------    ------------    ------------   ------------
Balance, December 31, 1998                     --     $  --        2,174,817    $      2,174    $ 14,373,809   $(13,589,451)

Common stock issued for services
 at $0.59 per share                            --        --          440,000             440         259,560           --

Common stock issued for services
 and conversion of debt to equity at
 $0.98 per share                               --        --           94,000              94          92,106           --

Common stock issued for conversion
 of debentures, penalty and interest
 at $0.12 per share                            --        --        4,398,929           4,399         524,767           --

Net loss for the year ended
 December 31, 1999                             --        --             --              --              --       (6,298,333)
                                       ------------   -------   ------------    ------------    ------------   ------------

Balance, December 31, 1999                     --        --        7,107,746           7,107      15,250,242    (19,887,784)

Common stock issued for cash
 at $0.05 per share                            --        --        1,691,287           1,691          81,309           --

Common stock issued for services
 and conversion of debt to equity
 at $0.12 per share                            --        --       11,722,383          11,722       1,411,201           --

Common stock issued for conversion
 of debentures, penalty and interest
 at $0.04 per share                            --        --      151,930,606         151,931       5,502,060           --

Cancellation of common stock                   --        --         (423,833)           (424)            424           --

Preferred stock issued for
 acquisition                                    300      --             --              --           300,000           --

Discount for beneficial conversion
 feature of preferred stock                    --        --             --              --            60,000           --

Warrants granted below
 market value                                  --        --             --              --             3,497           --

Net loss for the year ended
 December 31, 2000                             --        --             --              --              --       (3,878,611)
                                       ------------   -------   ------------    ------------    ------------   ------------

Balance, December 31, 2000                      300   $  --      172,028,189    $    172,027    $ 22,608,733   $(23,766,395)
                                       ============   =======   ============    ============    ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                    For the Years Ended
                                                                        December 31,
                                                              --------------------------
                                                                     2000           1999
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(3,878,611)   $(6,298,333)
  Adjustments to reconcile net loss to net cash (used) by
   operating activities:
    Depreciation, depletion and amortization                      330,469      2,523,043
    Loss on valuation of wells                                  1,022,387           --
    Loss (gain) on disposition of assets                           (2,199)     2,331,561
    Common stock issued for services                            1,334,579        283,700
    Gain on disposition of debt                                  (266,092)          --
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                     56,148        122,374
    (Increase) decrease in restricted cash                        196,400       (262,089)
    Decrease (increase) in prepaid and other current assets         2,372         21,232
    Increase in accounts payable and accrued expenses             864,233      1,150,379
                                                              -----------    -----------

       Net Cash (Used) by Operating Activities                   (340,314)      (128,133)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property and equipment                     12,000        525,000
  Expenditures for property and equipment                        (269,520)      (185,165)
                                                              -----------    -----------

       Net Cash Provided (Used) by Investing Activities          (257,520)       339,835
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in cash overdraft                                       11,608           --
  Common stock issued for cash                                     83,000           --
  Proceeds from related parties                                   126,572        153,469
  Principal payments on notes payable                            (116,715)      (387,694)
  Proceeds from notes payable                                     479,892         36,000
                                                              -----------    -----------

      Net Cash Provided (Used) by Financing Activities        $   584,357    $  (198,225)
                                                              -----------    -----------

        The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                      For the Years Ended
                                                         December 31,
                                                --------------------------
                                                       2000           1999
                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH                 $   (13,477)   $    13,477

CASH AND CASH EQUIVALENTS,  BEGINNING OF YEAR        13,477           --
                                                -----------    -----------

CASH AND CASH EQUIVALENTS,  END OF YEAR         $      --      $    13,477
                                                ===========    ===========

CASH PAID FOR:

  Interest                                      $      --      $    87,939
  Income taxes                                  $      --      $      --

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services              $ 1,334,579    $   283,700
  Common stock issued for debt                  $ 5,742,335    $   597,666
  Note payable issued for vehicle               $     6,532    $      --

        The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

              All references to shares have been retroactively restated to reflect a 1-for-4 reverse stock split.
                                                      2000               1999
                                              -----------------     ------------

Numerator:
  Loss from operations                        $       (4,144,703)   $(6,298,333)
                                              ==================    ===========
  Gain on disposition of debt                 $          266,092    $      --
                                              ==================    ===========

Denominator - weighted average shares                 77,197,928      3,319,421

Net loss per share:
  Loss from Operations                        $            (0.05)   $     (1.90)
                                              ==================    ===========
  Gain on disposition of debt                 $             0.00    $      --
                                              ==================    ===========

              d. Provision for Taxes

              At December 31, 2000, the Company had net operating loss carryforwards of approximately $16,000,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Provision for Taxes (Continued)

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                                       For the Years Ended
                                                                                           December 31,
                                                                            --------------------------------------
                                                                                  2000                1999
                                                                            ------------------  ------------------

              Income tax benefit at statutory rate                          $          384,508  $        2,270,071
              Change in valuation allowance                                           (384,508)         (2,270,071)
                                                                            ------------------  ------------------

                                                                            $           -       $           -
                                                                            ==================  ==================

              Deferred tax assets (liabilities) are comprised of the following:

                                                                                        For the Years Ended
                                                                                           December 31,
                                                                            --------------------------------------
                                                                                  2000                1999
                                                                            ------------------  ------------------

              Income tax benefit at statutory rate                          $        6,088,868  $        5,704,359
              Change in valuation allowance                                         (6,088,868)         (5,704,359)
                                                                            ------------------  ------------------

                                                                            $           -       $           -
                                                                            ==================  ==================

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

              e. Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              f. Principles of Consolidation

              The consolidated financial statements include the Company and its wholly owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc. and its 65% owned subsidiary, Tyler Construction Company, Inc. All significant intercompany accounts and transactions have been eliminated.

              g. Presentation

              Certain 1999 balances have been reclassified to conform to the presentation of the 2000 consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

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

              k.  Changes in Accounting Principles

              The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

              The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial- components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              k.  Changes in Accounting Principles (Continued)

              The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

              l.  Accounts Receivable

              Accounts receivable are shown net of an allowance for bad debt of $1,800 at December 31, 2000.

              m.  Preferred Stock

              The Company has authorized 10,000,000 shares of $0.001 par value preferred stock. The preferred stock shall have preference as to dividends and to liquidation of the Company. The board of directors has determined that the 300 preferred shares outstanding at December 31, 2000 valued at $300,000 are convertible into common stock at a 20% discount from the closing price of the common stock on the date of conversion and bears interest at prime plus 1% (9% at December 31, 2000). The conversion discount of $60,000 has been recorded and is included in the selling, general and administrative amount in the consolidated statement of operations at December 31, 2000.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

              On July 2, 1999, the Company sold the remaining Black wells and 5 of the 7 Heath wells and well equipment associated with them for $400,000. The Company had a net basis of $2,577,627 which resulted in a loss on sale of assets of $2,177,627. Pursuant to the sale agreement, the Company established an escrow account which is being used to pay back royalties, property taxes, and severance taxes associated with the wells which were sold. The balance in the restricted cash account was $65,689 at December 31, 2000.

              On November 29, 1999, the Company sold the Sistersville wells and acreage for $125,000. The Company had a basis in these assets of $278,934 which resulted in a loss on sale of assets of $153,934.

              At December 31, 1999, the Company owned the following wells: Heath #2 with a basis of $36,577, Wolfe with a basis of $65,000, 2 Spencer wells with a basis of $372,000 and a portion of 7 Gulf Canada wells with a basis of $3,230,812. Additionally, the Company has allocated $180,000 to the Gulf Canada leasehold acreage in Wyoming.

              During 2000, the Company determined that the fair market value of the Wyoming property and wells as well as two additional wells had been impaired. A loss on the valuation of $658,891 was recorded to reflect the discount to fair market value.

              During 2000, the Company invested $257,231 for a 75% working interest in five wells known as Estlack #1, and Nolan #1, 2, 3 and
              4. The Company obtained a reserve report showing the net present value of proved reserves was $820,521.

              During 2000, the Company sold vehicles for a total of $12,000. The Company recorded a gain of $2,199 as a result of the sale.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 3 -      LONG-TERM DEBT

              The Company had the following debt obligations at December 31, 2000:

              New York Life, secured by cash value in policy, interest payable
               annually at 7.25% interest rate.                                               $          26,706

              First National Bank of St. Marys, $9,244 payable monthly, 12.5%
               interest rate, secured by equipment and personal guarantee of officers.                  432,072

              Union  Bank of Tyler  County,  interest  at 11.5%  due  quarterly, renewable, due on demand, secured by equipment and personal
               guarantee of officers.                                                                    19,733

              Union Bank of Tyler  County,  principal  and interest  payments of
               $799 due monthly,  interest  rate of 14%, due September 25, 2004, secured by
               vehicle and personal guarantee of officers.                                               27,666

              Wesbanco, interest payable quarterly, prime +2%, due
               on demand, secured by officers' personal assets.                                         300,000

              Note payable to an individual, due on demand, bearing interest at
               9.75%, interest payments due monthly, unsecured.                                         292,078

              Union Bank of Tyler County, principal and interest payments of $230
               due monthly, interest at 16.0%, secured by vehicle of the Company                          6,099

              Note due to a private individual, due on demand with interest
               at 20%, secured by personal guarantee of officers.                                       200,919

              Note due to an individual,  payable in various payments  beginning
               March 1,  2001  with  interest  at  10.0%,  secured  by  personal guarantee
               of officer.                                                                              428,018

              Note payable to Raven Group, bearing interest at 10%, due on
               demand, unsecured.                                                                       325,000

              Note payable to individual, bearing interest at 7.00%,
              due on demand, secured by personal guarantee of officers.                                  60,744

              Note  payable to Core  Laboratories,  bearing  interest at 10.00%, requiring monthly payments of $351, due August 1, 2004,
               and unsecured.                                                                            13,587

              Note payable to RR Donnelley, payments of $3,244 of
               principal and interest at 10.0% due June 30, 2002, unsecured.                             64,969
                                                                                              -----------------

                          Total                                                                       2,197,621

                          Less Current Portion                                                       (1,538,855)
                                                                                              -----------------

                          Total Long-Term Debt                                                $         658,766
                                                                                              =================

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 3 -      LONG-TERM DEBT (Continued)

              Future maturities of long-term debt are as follows:

             2001                                  $       1,538,855
             2002                                            300,183
             2003                                             83,690
             2004                                             88,807
             2005                                             89,823
             2006 and thereafter                              96,263
                                                   -----------------

                  Total                            $       2,197,621
                                                   =================

NOTE 4 -      RELATED PARTY TRANSACTIONS

              a. Marketing Agreement - Sancho

              Natural gas delivered through the Company's pipeline network is sold either to Sancho Oil and Gas Corporation ("Sancho"), a company owned by the President of the Company, at the industrial facilities near Sistersville, West Virginia, or to Hope, a local utility, on a year long basis ending January 31, 2001 at a variable price per month per Mcf. Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho.

              b.  Receivables

              The Company has various receivables from and payables to the officers and companies of the officers. These amounts have been grouped together with a net payable of $288,042 at December 31, 2000. The net payable bears interest at 10%, is due on demand and unsecured.

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

NOTE 6 -      STOCKHOLDERS' EQUITY

              In 2000, the Company issued 1,691,287 shares of common stock for cash of $83,000. The Company issued 11,722,383 shares of common stock for services and conversion of debt at approximately $0.12 per share or a total of $1,422,923. The Company also issued 151,930,606 shares of common stock to convert debentures, interest and penalties at approximately $0.04 per share or $5,653,991. Additionally, the Company canceled 423,833 shares of common stock.

              In 1999, the Company issued 440,000 shares of common stock for services valued at $260,000. The services were valued at the closing price of the stock on the date of issue.

              In 1999, the Company issued 94,000 shares of common stock for the conversion of $68,500 of debt and $23,700 of services. The stock was valued at the closing price on the dates of issuance.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

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

NOTE 7 -      COMMITMENTS AND CONTINGENCIES

              On March 12, 1997, a complaint entitled F. Worthy Walker vs. Loren Bagley, William Woodburn, Mark Woodburn, Trans Energy, Inc. and Vulcan Energy Corporation, was filed in the District Court of Dallas, Texas (# 9702304C). The complaint alleges that the Company breached certain contracts related to Mr. Walker's employment with Vulcan Energy Corporation, and seeks punitive and exemplary damages. The Company denies all allegations and intends to vigorously defend its position. Management believes that the results of the proceedings will not have a material adverse effect on the Company. On February 17, 1998, the Company and the above named defendants filed a countersuit against F. Worthy Walker alleging breach of contract, fraud and fraudulent inducement, conversion, and breach of fiduciary duty and seeks punitive damages. This action was subsequently settled with a former officer of the Company delivering 100,000 shares of common stock which were valued at $5,400 as settlement in full.

              A foreign judgement has been filed with the circuit court in Pleasants County, West Virginia for a judgment against the Company rendered by the District Court in Harris County, Texas. The judgment is for $41,142 plus prejudgment interest and attorney's fees of $13,500. No action has been taken to collect on this judgment.

              On February 7, 2001, the United States Bankruptcy Court, Southern District of Texas, entered an Order Granting Motion to Dismiss Chapter 7 Case in the action entitled In Re: Trans Energy, Inc., Case No. 00-39496-H4-7. The Order dismissed the involuntary bankruptcy action instituted against the Company on October 16, 2000. The sole petitioning creditor named in the Involuntary Petition was Western Atlas International, Inc. ("Western"). An Order for Relief Under Chapter 7 was entered by the Court on November 22, 2000.

              On April 23, 2000, the 189th District Court of Harris County, Texas entered an Agreed Final Judgment in favor of Western against the Company in the amount of $600,665, together with post judgment interest at 10% per annum. Following the judgment, Western and the Company entered into settlement negotiations concerning the Company's satisfaction of the judgment through payments over a four to five month period together with the pledge of collateral on certain unencumbered assets. Previously, on or about July 9, 1998, a judgment had been entered in the 152nd District Court of Harris County, Texas against the Company in favor of Baker Hughes Oilfield Operations, Inc. d/b/a/ Baker Hughes Inteq. Western Geophysical ("Baker"), a division of Western Atlas International, Inc., in the amount of $41,142, together with interest and attorney fees. This judgment was outstanding at the time of the filing of the Involuntary Petition.

              During its negotiations with Western for settlement of the Judgment, the Company made a $200,000 "good faith payment" to Western's counsel on October 23, 2000. On December 12, 2000, Joe Hill was named as the Chapter 7 Trustee. Subsequently, Western's counsel delivered the $200,000 to the Trustee.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 7 -      COMMITMENTS AND CONTINGENCIES (Continued)

              On January 19, 2001, the Company filed with the Bankruptcy Court the Motion to Dismiss Chapter 7 Case. The reasons cited by the Company in support of its Motion to Dismiss included, but were not limited to, (i) the Texas Court being an improper venue for the action, and (ii) the Company never receiving the Involuntary Petition and Summons notifying it of the action. In anticipation of the Bankruptcy Court dismissing the Involuntary Petition, on February 2, 2001, the Company entered into a Settlement Agreement with Baker Hughes Oilfield Operations, Inc. d/b/a/ Baker Hughes Inteq. Western Geophysical, a division of Western Atlas International, Inc. (the "Baker Entities"). In entering its order on February 7, 2001 to dismiss the action, the Court ordered the Trustee to retain $17,695 for satisfaction of administrative fees and expenses, and to pay to Western and Baker the sum of $182,737, on behalf of the Company and pursuant to the terms of the Settlement Agreement.

              The Settlement Agreement provided that, subject to the approval of the Bankruptcy Court, the Company agreed to pay to the Baker Entities $759,664, plus interest at 10%. In addition to the $200,000 payable from the escrow, the Company agreed to pay to the Baker Entities an initial payment of $117,261 within fifteen days from the date of the Dismissal Order (due February 21, 2001). The Company also agreed to make additional payments of $100,000 every thirty days following the initial payment, with the first payment due beginning no later than March 23, 2001, continuing until the total obligation plus interest is paid in full. Further, the Company pledged as collateral certain properties, personal property and fixtures and two directors each pledged 750,000 shares of the Company's common stock which they personally own.

              The Company has been advised by the Securities and Exchange Commission (the "Commission") that the Commission is investigating certain activities by the Company (In the Matter of Trans Energy, Inc., C-3481). The Company believes that the investigation concerns disclosure requirements by the Company regarding certain press releases and the involuntary bankruptcy action instituted against the Company in October 2000. The Company is voluntarily cooperating with the investigation and certain officers have given their depositions. As of the date hereof, the investigation remains open.

              On September 22, 2000, a company obtained a judgment of $46,300 plus interest against Tyler Construction Company for breach of contract. The Company has accrued $47,741 which is included in accounts payable at December 31, 2000.

              On April 10, 2000, a company recorded and served its Notice and Statement of Lien again the Company for non-payment of services. The Company has recorded a liability of $78,651 which is included in accounts payable at December 31, 2000. Subsequent to year end, the Company entered into a settlement agreement wherein the Company will transfer a portion of the Powder River Basin leasehold acreage for settlement of the liability.

              On February 13, 2001, Ross Forbus obtained a judgment of $428,018 against the Company to satisfy a promissory note previously entered into by the Company with Mr. Forbus on April 8, 1996. The Company has recorded the balance in notes payable at December 31, 2000 (see Note 3).

              The Company pays $1,600 per month for leased office space which is on a month-to-month basis.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 8 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2000, and has a working capital deficit at December 31, 2000. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company. (See also Notes 10 and 11)

NOTE 9 -      CONVERTIBLE DEBENTURES

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

              The Company has accrued and fully amortized a discount on the Debentures of $1,445,480 to compensate for the seventy percent (70%) bid conversion and contributed this amount to additional paid-in capital. The Company has also accrued an additional amount of $963,653 as a penalty payable to compensate for the non-filing of the registration statement penalty of 15% and for the 5% discount on the conversion of the debentures penalty and have added these amounts to the debenture payable as of December 31, 1999. In 1999, the Company converted $469,064 of the debenture and $60,102 of the penalties and interest into 4,398,929 shares of common stock.

              In 2000, the Company converted $1,547,655 of interest and penalties and $4,106,337 of the debentures payable into 151,930,606 shares of common stock. At December 31, 2000, the Company owed $331,462 on the debentures consisting of $50,000 for a debenture and $281,462 in penalties and interest.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 10 -     BUSINESS SEGMENTS

              Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Prior period amounts have been restated to conform to the requirements of this statement. The Company conducts its operations principally as oil and gas sales with Trans Energy and Prima Oil and pipeline transmission with Ritchie County and Tyler Construction.

              Certain financial information concerning the Company's operations in different industries is as follows:


                                                                          Trans        Ritchie
                                                       For the           Energy         County
                                                      Years Ended       and Prima      and Tyler      Corporate
                                                     December 31,          Oil        Construction    Unallocated
                                                     ------------     -----------     ------------    -----------

              Oil and gas revenue                         2000     $      796,390  $      328,867  $      -
                                                          1999            526,255         566,644         -

              Operating loss applicable to
               industry segment                           2000          3,429,277         449,336         -
                                                          1999          5,177,452         248,104         -

              General corporate expenses
               not allocated to industry
               segments                                   2000             -               -              -
                                                          1999             -               -             872,777

              Interest expense                            2000           (380,165)        (57,305)        -
                                                          1999           (689,172)       (104,668)        -

              Other income (expenses)                     2000             14,850          -              -
                                                          1999             14,184          -              -

              Assets                                      2000          2,666,228         895,638         -

              Depreciation and
               amortization                               2000            221,705         108,764          -
                                                          1999             57,535         108,770      2,356,738

              Property and equipment
               acquisitions                               2000     $      288,341          -              -

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 11 -     OUTSTANDING STOCK OPTIONS

              The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

              FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 246%; risk-free interest rates of 6.15 percent and expected lives of 0.1 years.

              Under the accounting provisions of SFAS No. 123, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                                                        December 31,
                                                                           --------------------------------------
                                                                                 2000               1999
                                                                           ------------------  ------------------
              Net loss:
                As reported                                                $       (3,878,611) $      (6,298,333)
                Pro forma                                                  $       (3,891,476) $      (6,298,333)

              Basic loss per share:
                As reported                                                $            (0.06) $           (1.90)
                Pro forma                                                  $            (0.06) $           (1.90)

              A summary of the status of the Company's stock option plans as of December 31, 2000 and changes during the year is presented below:

                                                                                               December 31, 2000
                                                                                                   Weighted
                                                                                                   Average
                                                                                    Shares      Exercise Price
                                                                           ------------------  ----------------

              Outstanding, December 31, 1999                                           795,057  $           0.50

                  Granted                                                            2,000,000             0.125
                  Canceled                                                              -                 -
                  Exercised                                                         (2,000,000)           (0.125)
                                                                            ------------------  ----------------

              Outstanding, December 31, 2000                                           795,057  $           0.50
                                                                            ------------------  ----------------

              Exercisable, December 31, 2000                                           795,057  $           0.50
                                                                            ------------------  ----------------

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 11 -         OUTSTANDING STOCK OPTIONS (Continued)

                                                            Outstanding                      Exercisable
                                         -----------------------------------------------------------------------
                                                            Weighted
                                                             Average       Weighted                    Weighted
                                             Number         Remaining      Average       Number        Average
                                         Outstanding       Contractual     Exercise    Exercisable     Exercise
              Exercise Prices              at 12/31/00        Life           Price       at 12/31/00     Price
              ---------------            -------------  --------------  ------------  ------------  ------------

              $ 0.50                           795,057            3.00  $       0.50       795,057  $       0.50

              The 2,000,000 options granted in 2000 was issued to employees of the Company. The options were exercisable at $0.125 per share and were fully vested on the grant date. The exercise price was equal to the market price on the date of issuance. The employees immediately exercised the 2,000,000 options with the exercise price being converted for prior services rendered.

              The 795,057 options were issued at $0.50 which is equal to the market price on the date of issuance. All options are fully vested and have a five year period to be exercised. The options were not issued pursuant to an employee stock option plan.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


(1)                       Capitalized Costs Relating to
                        Oil and Gas Producing Activities
                                                                                          December 31,
                                                                             -------------------------------------
                                                                                  2000               1999
                                                                             -----------------   -----------------

         Proved oil and gas producing properties and related
          lease and well equipment                                           $       4,950,399   $       4,730,577
         Unproved oil and gas properties                                               180,000             180,000
         Accumulated depreciation and depletion                                     (1,706,648)            (25,930)
                                                                             -----------------   -----------------

         Net Capitalized Costs                                               $       3,423,751   $       4,884,647
                                                                             =================   =================


(2)                    Costs Incurred in Oil and Gas Property
              Acquisition, Exploration, and Development Activities


                                                                                       For the Years Ended
                                                                                          December 31,
                                                                             -------------------------------------
                                                                                 2000                1999
                                                                             -----------------   -----------------
         Acquisition of Properties
            Proved                                                           $         257,231   $          -
            Unproved                                                                    -                   -
         Exploration Costs                                                              -                   -
         Development Costs                                                              -                   -


The Company does not have any investments accounted for by the equity method.


(3)                         Results of Operations for
                              Producing Activities

                                                                                       For the Year Ended
                                                                                          December 31,
                                                                             -------------------------------------
                                                                                 2000                1999
                                                                             -----------------   -----------------

         Sales                                                               $         788,224   $         408,532

         Production costs                                                              (18,623)            (53,375)
         Depreciation and depletion                                                   (197,857)            (20,000)
         Income tax expenses                                                            -                   -
                                                                             -----------------   -----------------

         Results of operations for producing activities
          (excluding the activities of the pipeline transmission
          operations, corporate overhead and interest costs)                 $         570,744   $         335,157
                                                                             =================   =================

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2000 and 1999
                                   (Unaudited)


S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

(4)                     Reserve Quantity Information

                                                                                     Oil              Gas
                                                                                     BBL               MCF
                                                                             -----------------  ----------------

         Proved developed and undeveloped reserves

         Balance, December 31, 1998                                                  1,705,534         1,714,082

         Revisions of previous estimates                                                -                 -
         Improved recovery                                                              -                 -
         Purchases of minerals in place                                                 -                 -
         Extensions and discoveries                                                     -                 -
         Production                                                                    (68,555)          (36,437)
         Sales of minerals in place                                                   (200,721)       (1,677,645)
                                                                             ------------------------- ----------

         End of the year 1999                                                        1,436,258            -
                                                                             -----------------  ----------------

         Revisions of previous estimates                                                 -                -
         Improved recovery                                                               -                -
         Purchases of minerals in place                                                    454           356,196
         Extensions and discoveries                                                      -                  -
         Production                                                                     (87,958)            -
         Sales of minerals in place                                                      -                  -
                                                                             ------------------  -----------------

         End of the year 2000                                                        1,348,754           356,196
                                                                             ==================  =================

         Proved developed reserves:
                                                                                       Oil                Gas
                                                                                       BBL                 MCF
                                                                             ------------------  -----------------

           Beginning of the year 2000                                                1,436,258            -
           End of the year 2000                                                      1,348,754           356,196


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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2000 and 1999
                                   (Unaudited)

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

(5)                     Standardized Measure of Discounted
                        Future Net Cash Flows Relating to
                           Proved Oil and Gas Reserves

                              At December 31, 2000

                                                                                                  Trans Energy
                                                                                                      and
                                                                                                   Subsidiaries
                                                                                              ----------------
         Future cash inflows                                                                   $     18,793,524
         Future production and development costs                                                     (6,768,854)
         Future income tax expense                                                                   (4,061,312)
                                                                                               ----------------
         Future net cash flows                                                                        7,963,358
         10% annual discount for estimated timing of cash flows                                      (3,537,580
                                                                                               ----------------

         Standardized measure of discounted future net cash flows                              $      4,425,778
                                                                                               ================

                              At December 31, 1999

                                                                                                  Trans Energy
                                                                                                   and
                                                                                                 Subsidiaries
         Future cash inflows                                                                   $     25,609,146
         Future production and development costs                                                     (9,223,633)
         Future income tax expense                                                                   (5,534,180)
                                                                                               ----------------
         Future net cash flows                                                                       10,851,333
         10% annual discount for estimated timing of cash flows                                      (5,634,346)
                                                                                               ----------------

         Standardized measure of discounted future net cash flows                              $      5,216,987
                                                                                               ================

         Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

         The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                                                                    For the Years Ended
                                                                                        December 31,
                                                                          --------------------------------------
                                                                                 2000             1999
                                                                          ------------------   -----------------

         Standardized measure, beginning of year                          $        5,216,987   $       9,495,694
         Oil and gas sales, net of production costs                                   -                 (313,619)
         Sales of mineral in place                                                (1,611,730)         (3,965,088)
         Purchases                                                                   820,521              -
         Net change due to revisions
           in quantity estimates                                                      -                   -
         Accretion of discount items                                                  -                   -
                                                                          ------------------   -----------------

         Standardized measure, end of year                                $        4,425,778   $       5,216,987
                                                                          ==================   =================

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2000 and 1999
                                   (Unaudited)


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         This Item is not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                  Exchange Act

         The following table sets forth the names, ages, and offices held with the Company by it's directors and executive officers:

      Name                                  Position                       Director Since                     Age
---------------                         ----------------                   --------------                     ---
Loren E. Bagley                         President, C.E.O.                  August 1991                        58
                                         and Director
William F. Woodburn                     Vice President                     August 1991                        59
                                         and Director
John B. Sims                            Director                           January 1988                       75
Gary F. Lawyer                          Director                           December 1997                      53

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

Cash Compensation

         The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the years ended December 31,

2000, 1999 and 1998, to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                           Summary Compensation Table
                                                          Other         All
                                                          Annual       Other
Name and                                                  Compen-      Compen-
Principal Position      Year     Salary      Bonus        sation       sation
------------------      ----     ------      -----        ------       ------
Loren E. Bagley,        2000      $   -0-    $ -0-        $ -0-        $ -0-
President, C.E.O.       1999      $   -0-    $ -0-        $ -0-        $ -0-
                        1998      $   -0-    $ -0-        $ -0-        $ -0-

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management

         The following table sets forth information, to the best knowledge of the Company as December 31, 2000, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.

Name and Address                      Amount and Nature of         Percent
of Beneficial Owner                   Beneficial Ownership        of Class(1)
-------------------                   --------------------        -----------
Loren E. Bagley *                       2,074,527(2)                   %
  210 Second Street
  St. Marys, WV 26170
William F. Woodburn *                   2,067,394(3)               10.2%
  210 Second Street
  St. Marys, WV 26170
John B. Sims *                           302,614(4)                1.0%
  210 Second Street
  St. Marys, WV 26170
Gary F. Lawyer *                         175,000(5)                 .6%
  21430 Timtam Circle
  Parker, CO 80134
All directors and executive              905,698(6)                8.7%
  officers as a group
  (4 persons in group)

*  Director and/or executive officer

Note: Unless otherwise indicated in the footnotes below, TSRG has been advised that each person above has sole voting power over the shares indicated above.
(1) Based upon 172,028,189 shares of common stock outstanding on December 31, 2000,but does not take into consideration stock options owned by certain officers and directors entitling the holders to purchase an aggregate of 675,000 shares of common stock and which are currently exercisable. Therefore, for purposes of the table above, 172,703,189 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange
         Commission under the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31,

         2000 and assumes the exercise of stock options held by such person (but not by anyone else) exercisable within sixty days.
(2) Includes 312,500 shares that may be acquired by Mr. Bagley pursuant to stock options exercisable at $.50 per share and 50,000 shares of common stock held in the name of Carolyn S. Bagley, wife of Loren E. Bagley, over which Ms. Bagley retains voting power.
(3) Includes 312,500 shares that may be acquired by Mr. Woodburn pursuant to stock options exercisable at $.50 per share and 31,250 shares of common stock in the name of Janet L. Woodburn, wife of William F. Woodburn, over which shares Ms. Woodburn retains voting power.
(4) Includes 25,000 shares that may be acquired by Mr. Sims pursuant to stock options exercisable at $.50 per share and 13,807 shares of common stock held jointly with Virginia Sims, wife of John B. Sims.
(5) Includes 25,000 shares that may be acquired by Mr. Lawyer pursuant to stock options exercisable at $.50 per share.
(6) Includes 675,000 shares that may be acquired by certain directors pursuant to stock options exercisable at $.50 per share.

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

         (a) Loren E. Bagley is President of Sancho, a principal purchaser of The Company's natural gas. Mr. Bagley's wife, Carolyn S. Bagley is a director and owner of 33% of the outstanding capital stock of Sancho. Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index or the published Inside F.E.R.C. Index, at The Company's option, for the first 1,500 Mcf purchased per day by Hope and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for the Company there can be no assurance that prices paid by the Company to suppliers will be lower than the price which the Company would receive under the Hope arrangement. During 2000, the Company paid Sancho an aggregate of approximately $2,147 pursuant to such contract.

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

                                     PART IV

Item 13.                  Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.                        Exhibit Name
-----------             --------------------------------

  *2.1       Stock Acquisition Agreement between the Company and Loren
                  E. Bagley and William F. Woodburn
  *2.2       Asset Acquisition Agreement between the Company and Dennis
                  L. Spencer
  *2.3       Asset Acquisition Agreement between the Company and Tyler
                  Pipeline, Inc.
  *2.4       Stock Exchange Agreement between the Company and Ritchie
             County Gathering Systems, Inc.
  *2.5       Plan and Agreement of Merger between Trans Energy, Inc.
             (Nevada) and Apple Corp. (Idaho), to facilitate the change of the Company's corporate domicile to Nevada
 **2.6       Agreements related to acquisition of Vulcan Energy
             Corporation
  *3.1       Articles of Incorporation and all amendments pertaining
             thereto, for Apple Corp., an Idaho corporation
  *3.2       Articles of Incorporation for Trans Energy, Inc., a Nevada
                  corporation
  *3.3       Articles of Merger for the States of Nevada and Idaho
  *3.4       By-Laws
  *4.1       Specimen Stock Certificate
 *10.1       Marketing Agreement with Sancho Oil and Gas Corporation
 *10.2       Gas Purchase Agreement with Central Trading Company
 *10.3       Price Agreement with Key Oil Company
 *21.1       Subsidiaries Schedule
 *99.1       Reserve Estimate and Evaluation of oil and gas properties
 *99.2       Reserve Estimate and Evaluation for Dennis L. Spencer wells

 * Previously filed as Exhibit to Form 10-SB. ** Previously filed as Exhibit to Form 8-K dated August 7, 1995.

(b) No reports were filed on Form 8-K for the three month period ended December 31, 2000.

                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRANS ENERGY, INC.


                                  BY:     /S/  LOREN E. BAGLEY
                                     ------------------------------
                                               LOREN E. BAGLEY,
                                               President and C.E.O.

Dated:  April 17, 2001

             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                                Title                                                    Date
       ---------                                -----                                                    ----
                                                President, C.E.O. and
                                                Director                                             April 17, 2001
/S/  LOREN E. BAGLEY                            Principal Financial Officer
---------------------------
     Loren E. Bagley

                                                Vice President and
                                                Director                                             April 17, 2001
/S/  WILLIAM F. WOODBURN                        Chief Accounting Officer
----------------------------
     William F. Woodburn


                                                                                                     April 17, 2001
/S/  JOHN B. SIMS                               Director
---------------------------
     John B. Sims



                                                                                                     April 17, 2001
/S/  GARY F. LAWYER                             Director
----------------------------
     Gary F. Lawyer