Form 10QSB
period 2001-03-31
TRANS ENERGY INC
filed 2001-05-16
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from             to
                                              -----------    --------------

                         Commission File Number 0-23530

                               TRANS ENERGY, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Nevada                                   93-0997412
          -------------------------------                -------------------
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification No.)

         210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170
         ---------------------------------------------------------------
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
Yes   X   No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                         Outstanding as of March 31, 2001
   Common Stock, $.001 par value                   172,028,189


                                TABLE OF CONTENTS
                                -----------------

Heading                                                                                                   Page
                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       3

                  Consolidated Balance Sheets -- March 31, 2001 and December 31, 1999................       4

                  Consolidated Statements of Operations -- three months ended
                    March 31, 2001and 2000...........................................................       6

                  Consolidated Statements of Stockholders' Equity (Deficit)..........................       7

                  Consolidated Statements of Cash Flows - three months ended
                    March 31, 2001 and 2000..........................................................       8

                  Notes to Consolidated Financial Statements ........................................       9

Item 2.      Management's Discussion and Analysis and Results of Operations..........................      12

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      14

Item 2.      Changes In Securities and Use of Proceeds...............................................      15

Item 3.      Defaults Upon Senior Securities.........................................................      15

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      16

Item 5.      Other Information.......................................................................      16

Item 6.      Exhibits and Reports on Form 8-K........................................................      16

             SIGNATURES..............................................................................      17


                                     PART I

Item 1.           Financial Statements

         The following unaudited Consolidated Financial Statements for the period ended March 31, 2001 have been prepared by the Company.


                               TRANS ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                            March 31,           December 31,
                                               2001                2000
                                            -----------       -----------
                                                                (Unaudited)
CURRENT ASSETS

  Accounts receivable, net                  $   143,564       $    71,006
                                            -----------       -----------

     Total Current Assets                       143,564            71,006
                                            -----------       -----------

PROPERTY AND EQUIPMENT

  Vehicles                                       59,013            59,013
  Machinery and equipment                        10,092            10,092
  Pipelines                                   2,254,908         2,254,908
  Well equipment                                 49,155            49,155
  Wells                                       3,370,805         3,315,019
  Leasehold acreage                             180,000           180,000
  Accumulated depreciation                   (1,767,531)       (1,706,648)
                                            -----------       -----------

     Total Fixed Assets                       4,156,442         4,161,539
                                            -----------       -----------

OTHER ASSETS

  Loan acquisition costs                         10,058              --
  Restricted cash                                65,689            65,689
  Deposits                                        1,420             1,420
                                            -----------       -----------

     Total Other Assets                          77,167            67,109
                                            -----------       -----------

     TOTAL ASSETS                           $ 4,377,173       $ 4,299,654
                                            ===========       ===========


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                            March 31,                December 31,
                                                                             2001                         2000
                                                                         ------------                ------------
                                                                          (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                                        $     15,379                $     11,608
   Accounts payable - trade                                                 1,694,646                   1,444,692
   Accrued expenses                                                           501,303                     638,466
   Salaries payable                                                           397,998                     367,998
   Notes payable - current portion                                          1,627,776                   1,538,855
   Related party payables                                                     308,042                     288,042
   Debentures payable                                                         331,462                     331,462
                                                                         ------------                ------------

     Total Current Liabilities                                              4,876,616                   4,621,123
                                                                         ------------                ------------

NET LIABILITIES IN EXCESS OF THE ASSETS OF
 DISCONTINUED OPERATIONS                                                         --                         5,400
                                                                         ------------                ------------

LONG-TERM LIABILITIES

   Notes payable                                                              658,766                     658,766
                                                                         ------------                ------------

     Total Long-Term Liabilities                                              658,766                     658,766
                                                                         ------------                ------------

     Total Liabilities                                                      5,535,382                   5,285,289
                                                                         ------------                ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized at $0.001
    par value; 300 shares issued and outstanding                                 --                          --
   Common stock; 300,000,000 shares authorized at $0.001
    par value; 172,028,189 shares issued and outstanding                      172,027                     172,027
   Capital in excess of par value                                          22,608,733                  22,608,733
   Accumulated deficit                                                    (23,938,969)                (23,766,395)
                                                                         ------------                ------------

     Total Stockholders' Equity (Deficit)                                  (1,158,209)                   (985,635)
                                                                         ------------                ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                   $  4,377,173                $  4,299,654
                                                                         ============                ============

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                    For the Three Months Ended
                                                            March 31,
                                                  --------------------------
                                                    2001              2000
                                                  ---------        ---------

REVENUES                                          $ 294,425        $ 187,707
                                                  ---------        ---------

COSTS AND EXPENSES

  Cost of oil and gas                               188,445          104,700
  Salaries and wages                                 16,619           21,192
  Depreciation, depletion and amortization           60,883           77,684
  Selling, general and administrative               140,684          516,962
                                                  ---------        ---------

     Total Costs and Expenses                       406,631          720,538
                                                  ---------        ---------

LOSS FROM OPERATIONS                               (112,206)        (532,831)
                                                  ---------        ---------

OTHER INCOME (EXPENSE)

  Other income                                          721            2,672
  Interest expense                                  (61,089)        (134,628)
                                                  ---------        ---------

     Total Other Income (Expense)                   (60,368)        (131,956)
                                                  ---------        ---------

LOSS FROM OPERATIONS BEFORE INCOME TAXES,
 EXTRAORDINARY ITEMS AND MINORITY INTERESTS        (172,574)        (664,787)
                                                  ---------        ---------

INCOME TAXES                                           --               --
                                                  ---------        ---------

MINORITY INTERESTS                                     --               --
                                                  ---------        ---------

NET LOSS                                          $(172,574)       $(664,787)
                                                  =========        =========

BASIC LOSS PER SHARE                              $   (0.00)       $   (0.08)
                                                  =========        =========


                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)



                                               Preferred Stock             Common Stock           Capital in
                                       --------------------------  ------------------------        Excess of    Accumulated
                                           Shares        Amount      Shares         Amount         Par Value     Deficit
                                       ------------ ------------ ------------    ------------    ------------   ------------

Balance, December 31, 1999                     --     $  --        7,107,746    $      7,107    $ 15,250,242   $(19,887,784)

Common stock issued for cash
 at $0.05 per share                            --        --        1,691,287           1,691          81,309           --

Common stock issued for services
 and conversion of debt to equity
 at $0.12 per share                            --        --       11,722,383          11,722       1,411,201           --

Common stock issued for conversion
 of debentures, penalty and interest
 at $0.04 per share                            --        --      151,930,606         151,931       5,502,060           --

Cancellation of common stock                   --        --         (423,833)           (424)            424           --

Preferred stock issued for
 acquisition                                    300      --             --              --           300,000           --

Discount for beneficial conversion
 feature of preferred stock                    --        --             --              --            60,000           --

Warrants granted below
 market value                                  --        --             --              --             3,497           --

Net loss for the year ended
 December 31, 2000                             --        --             --              --              --       (3,878,611)
                                       ------------ ------------ ------------    ------------    ------------   ------------

Balance, December 31, 2000                      300      --      172,028,189         172,027      22,608,733    (23,766,395)

Net loss for the three months
 ended March 31, 2001
 (unaudited)                                   --        --             --              --              --         (172,574)
                                       ------------ ------------ ------------    ------------    ------------   ------------

Balance, March 31, 2001
 (unaudited)                                    300   $  --      172,028,189    $    172,027    $ 22,608,733    (23,938,969)
                                       ============ ============ ============   ============    ============   ============


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                           For the Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                          2001                     2000
                                                                       -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $  (172,573)            $  (664,787)
  Adjustments to reconcile net loss to net cash (used) by
   operating activities:
    Depreciation, depletion and amortization                                60,883                  77,683
    Common stock issued for services                                          --                   242,225
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                             (72,558)                 37,258
    (Increase) decrease in restricted cash                                    --                   113,328
    Decrease (increase) in prepaid and other current assets                (10,058)                 (9,142)
    Increase in accounts payable and accrued expenses                      142,801                 196,046
    Increase in cash overdraft                                               3,771                  15,988
                                                                       -----------             -----------

       Net Cash (Used) by Operating Activities                             (47,734)                  8,599
                                                                       -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for property and equipment                                  (55,787)                   --
                                                                       -----------             -----------

       Net Cash Provided (Used) by Investing Activities                    (55,787)                   --
                                                                       -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from related party notes                                         14,600                    --
  Proceeds from notes payable                                              108,280                    --
  Principal payments on notes payable                                      (19,359)                (22,076)
                                                                       -----------             -----------

      Net Cash Provided (Used) by Financing Activities                     103,521                 (22,076)
                                                                       -----------             -----------

NET INCREASE (DECREASE) IN CASH                                               --                   (13,477)

CASH AND CASH EQUIVALENTS,  BEGINNING OF YEAR                                 --                    13,477
                                                                       -----------             -----------

CASH AND CASH EQUIVALENTS,  END OF YEAR                                $      --               $      --
                                                                       ===========             ===========

CASH PAID FOR:

  Interest                                                             $    41,650             $    46,397
  Income taxes                                                         $      --               $      --

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for debt                                         $      --               $ 1,381,779
  Common stock issued for services                                     $      --               $   242,225

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2001, and has a working capital deficit at March 31, 2001. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

NOTE 3 -      COMMITMENTS AND CONTINGENCIES

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 3 -      COMMITMENTS AND CONTINGENCIES (Continued)

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 3 -      COMMITMENTS AND CONTINGENCIES (Continued)

              In addition to the $200,000 payable from the escrow, the Company agreed to pay to the Baker Entities an initial payment of $117,261 within fifteen days from the date of the Dismissal Order (due February 21, 2001). The Company also agreed to make additional payments of $100,000 every thirty days following the initial payment, with the first payment due beginning no later than March 23, 2001, continuing until the total obligation plus interest is paid in full. Further, the Company pledged as collateral certain properties, personal property and fixtures and two directors each pledged 750,000 shares of the Company's common stock which they personally own. The Company has only paid $50,000 subsequent to the settlement.

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

              On September 22, 2000, a company obtained a judgment of $46,300 plus interest against Tyler Construction Company for breach of contract. The Company has accrued $47,741 which is included in accounts payable at March 31, 2001.

              On April 10, 2000, a company recorded and served its Notice and Statement of Lien again the Company for non-payment of services. The Company has recorded a liability of $78,651 which is included in accounts payable at March 31, 2001. Subsequent to year end, the Company entered into a settlement agreement wherein the Company will transfer a portion of the Powder River Basin leasehold acreage for settlement of the liability.

              On February 13, 2001, Ross Forbus obtained a judgment of $428,018 against the Company to satisfy a promissory note previously entered into by the Company with Mr. Forbus on April 8, 1996. The Company has recorded the balance in notes payable at March 31, 2001.

Item 2.           Management's Discussion and Analysis or Plan of Operations

         The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three month periods ended March 31, 2001 and 2000. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                    Three Months Ended
                                                         March 31,
                                                   2001              2000
                                                 -------            ------
                                                         (Unaudited)
   Total revenues..............................     100%              100%
   Total costs and expenses....................     138               384
   Net (loss) from operations..................     (38)             (284)
   Other income (expense)......................      21                70
   Net (loss) before income taxes..............      59               354
   Income taxes................................       -                 -
   Net income (loss)...........................      59               354


         Total revenues for the three months ("first quarter") ended March 31, 2001increased 57% when compared with the first quarter of 2000 primarily due to higher gas sales and higher oil and gas prices. Cost of oil and gas increased 80% for the first quarter of 2001 from the first quarter of 2000 due to increased land lease expenses and increased gas prices to the Company. Selling, general and administrative expenses for the first quarter of 2001 declined 73% when compared to the first quarter of 2000, primarily attributed to a decrease in staff and fewer stock issuances for services. Total costs and expenses as a percentage of total revenues decreased from 384% in the first quarter of 2000 to138% for the first quarter of 2001, and actual costs and expenses decreased 44% during the same period. This decrease is primarily attributed to the decreases in interest expense and in administrative costs.

         The Company's net loss for the first quarter of 2001 was $172,574 compared to a net loss of $664,787 for the first quarter of 2000. This decrease in the Company's net loss for the 2001 period is attributed to the 73% decrease in selling, general and administrative expenses and the 54% decrease in interest expense due to fewer operating costs and the conversion of debentures to common stock in fiscal 2000.

         For the remainder of fiscal year 2001, management expects selling, general and administrative expenses to remain at approximately the same rate as the first quarter of 2001. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2001.

         The Company has included a footnote to its financial statements for the periods ended March 31, 2001 stating that because of the Company's continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether the Company can continue as a going concern. See
Note 2 to the consolidated financial statements.

Net Operating Losses

         The Company has accumulated approximately $16,000,000 of net operating loss carryforwards as of December 31, 2000, which may be offset against future taxable income through the year 2020 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.


         In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 or the three month period ended March 31, 2001 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

         Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. At March 31, 2001, the Company had a working capital deficit of $4,733,052 compared to a deficit of $4,550,117 at December 31, 2000. This 4% decline in working capital is primarily attributed to the increases in trade accounts payable (17%) and current portion of notes payable (6%), and was partially offset by the 102% increase in accounts receivable.

         During the first quarter of 2001, the Company's operating activities used net cash of $47,734 compared to $8,599 net cash provided by operating activities in the first quarter of 2000. This is primarily attributed to the issuance of common stock valued at $242,225 in the 2000 period and the increase in accounts receivable during the 2001 period, and partially offset by the decrease in net loss. Also in the first quarter of 2001, the company realized net cash of $103,521 from financing activities, primarily due to proceeds from notes payable.

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

         As of March 31, 2001,  the Company had total assets of  $4,377,173  and
total  stockholders'  deficit  of  $1,158,209,   compared  to  total  assets  of
$4,299,654 and total stockholders' deficit of $985,635 at December 31, 2000.

         In 1998, the Company issued $4,625,400 face value of 8% Secured Convertible Debentures Due March 31, 1999. A portion of the proceeds were used to acquire the oil and gas properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At March 31, 2001, the Company owed $331,462 in connection with the debentures consisting of $50,000 for one debenture holder that the Company has been unable to contact and $281,462 in penalties and interest.

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

         On April 10, 2000, a Bellevue resources, Inc. recorded and served its Notice and Statement of Lien in the Sixth Judicial District, Campbell County, Wyoming, against the Company for non-payment of services. The Company has recorded a liability of $78,651 which is included in the Company's financial statements for the year ended December 31, 2000 under accounts payable.

         On September 22, 2000, Tioga Lumber Company obtained a judgment of $43,300 plus interest in the Circuit Court of Pleasants County, West Virgina, against Tyler Construction Company for breach of contract. The Company has accrued $47,741 which is included in the Company's financial statements for the year ended December 31, 2000 under accounts payable.

         On February 13, 2001, Ross Forbus obtained a judgment of $428,018 against the Company to satisfy a promissory note previously entered into by the Company with Mr. Forbus on April 8, 1996. The Company has agreed to payment terms and recorded the balance in notes payable at December 31, 2000. For additional information, see Note 3 to the attached financial statements.

Item 2.   Changes In Securities and Use of Proceeds

         During the first quarter of 2001 the Company issued 1,691,287 shares of its common stock to two persons for cash at $.05 per share, or an aggregate of $83,000. Proceeds from the sale were used for general operating expenses of the Company. These shares were approved for issuance by a resolution of the Board of Directors on December 6, 2000 and, for accounting purposes, were recorded on December 31, 2000. However, the shares were never certificated and issued until March 22, 2001.

         The above issuances were not registered under the Securities Act of 1933, as amended, (the "Act"), and were made in private, isolated transactions with either an affiliate of the Company or a person familiar with the operations of the Company. There was no general solicitation of potential purchasers, rather, securities were offered only to persons known by directors, employees or agents of the Company. The Company also made available to prospective purchasers information about the business, including financial statements and other information that might be requested. The issued securities were deemed "restricted" as defined by the Act and all certificates representing the issued securities bore appropriate restrictive legends. Accordingly, the issuances were made in transactions not involving a public offering and were exempt from registration under Section 4(2) of the Act.

Item 3.           Defaults Upon Senior Securities

         In 1998, the Company issued $4,625,400 face value of 8% Secured Convertible Debentures due March 31, 1999 (the "Debentures") Interest on the Debentures accrued upon the date of issuance until payment in full of the principal sum was been made or duly provided for. Holders of the Debentures have the option, at any time, until maturity, to convert the principal amount of their Debenture, or any portion of the principal amount which is at least $10,000 into shares of the Company's Common Stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the Company's Common Stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the Debentures. Any accrued and unpaid interest shall be payable, at the option of the Company, in cash or in shares of the Company's Common Stock valued at the then effective conversion price. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At March 31, 2001, the Company owed $331,462 in connection with the debentures consisting of $50,000 one debenture holder and $281,462 in penalties and interest.

Item 4.           Submission of Matters to a Vote of Security Holders

         This Item is not applicable

Item 5.           Other Information

         This Item is not applicable

Item 6.           Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

                  On February 15, 2001, the Company filed a Current Report on Form 8-K reporting under Item 3 that on February 7, 2001, a bankruptcy court had dismissed an involuntary bankruptcy action instituted against the Company on October 16, 2000.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TRANS ENERGY, INC.



Date:  May 15, 2001                    By  /s/ LOREN E. BAGLEY
                                          -----------------------
                                               LOREN E. BAGLEY, President
                                               and Chief Executive Officer




Date:  May 15, 2001                    By  /s/ WILLIAM F. WOODBURN
                                          --------------------------
                                              WILLIAM F. WOODBURN
                                              Vice President and Director
                                              (Principal Accounting Officer)