Form 10QSB
period 2001-06-30
TRANS ENERGY INC
filed 2001-08-20
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from          to
                                                       ------      ------

                         Commission File Number 0-23530

                               TRANS ENERGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                      93-0997412
     -------------------------------                    -------------------
     (State or other jurisdiction of                     I.R.S. Employer
     incorporation or organization)                     Identification No.)

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
Yes   X   No
     ---      ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                          Outstanding as of June 30, 2001
   -----------------------------            -------------------------------
   Common Stock, $.001 par value                     175,683,189


                                TABLE OF CONTENTS
                                -----------------

Heading                                                                                                   Page
                       PART I. FINANCIAL INFORMATION                                                      ----

Item 1.      Financial Statements....................................................................       3

                  Consolidated Balance Sheets -- June 30, 2001 and December 31, 2000.................       4

                  Consolidated Statements of Operations -- three and six months ended
                    June 30, 2001and 2000............................................................       6

                  Consolidated Statements of Stockholders' Equity (Deficit)..........................       7

                  Consolidated Statements of Cash Flows - three and six months ended
                    June 30, 2001 and 2000...........................................................       8

                  Notes to Consolidated Financial Statements ........................................       9

Item 2.      Management's Discussion and Analysis and Results of Operations..........................      12

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      14

Item 2.      Changes In Securities and Use of Proceeds...............................................      15

Item 3.      Defaults Upon Senior Securities.........................................................      15

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      16

Item 5.      Other Information.......................................................................      16

Item 6.      Exhibits and Reports on Form 8-K........................................................      16

             SIGNATURES..............................................................................      16

                                     PART I

Item 1.           Financial Statements

         The following unaudited Consolidated Financial Statements for the period ended June 30, 2001 have been prepared by the Company.


                               TRANS ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                              June 30,        December 31,
                                                2001             2000
                                            -----------       -----------
                                              (Unaudited)
CURRENT ASSETS

  Accounts receivable, net                  $   176,364       $    71,006
                                            -----------       -----------
     Total Current Assets                       176,364            71,006
                                            -----------       -----------
PROPERTY AND EQUIPMENT

  Vehicles                                       59,013            59,013
  Machinery and equipment                        10,092            10,092
  Pipelines                                   2,254,908         2,254,908
  Well equipment                                 49,155            49,155
  Wells                                       3,407,493         3,315,019
  Leasehold acreage                             180,000           180,000
  Accumulated depreciation                   (1,837,541)       (1,706,648)
                                            -----------       -----------
     Total Fixed Assets                       4,123,120         4,161,539
                                            -----------       -----------

OTHER ASSETS

  Loan acquisition costs                         13,742              --
  Restricted cash                                65,689            65,689
  Deposits                                        1,420             1,420
                                            -----------       -----------
     Total Other Assets                          80,851            67,109
                                            -----------       -----------
     TOTAL ASSETS                           $ 4,380,335       $ 4,299,654
                                            ===========       ===========

                 The accompanying notes are an integral part of
                     these consolidated financial statements



                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                         June 30,                December 31,
                                                                           2001                      2000
                                                                       ------------              ------------
                                                                       (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                                      $     51,311              $     11,608
   Accounts payable - trade                                               1,685,239                 1,444,692
   Accrued expenses                                                         774,024                   638,466
   Salaries payable                                                         427,998                   367,998
   Notes payable - current portion                                        1,313,994                 1,538,855
   Related party payables                                                   426,683                   288,042
   Debentures payable                                                       331,462                   331,462
                                                                       ------------              ------------
     Total Current Liabilities                                            5,010,711                 4,621,123
                                                                       ------------              ------------
NET LIABILITIES IN EXCESS OF THE ASSETS OF
 DISCONTINUED OPERATIONS                                                       --                       5,400
                                                                       ------------              ------------
LONG-TERM LIABILITIES

   Notes payable                                                            658,766                   658,766
                                                                       ------------              ------------
     Total Long-Term Liabilities                                            658,766                   658,766
                                                                       ------------              ------------
     Total Liabilities                                                    5,669,477                 5,285,289
                                                                       ------------              ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized at $0.001
    par value; 300 shares issued and outstanding                               --                        --
   Common stock; 300,000,000 shares authorized at $0.001
    par value; 175,683,189 shares issued and outstanding                    175,682                   172,027
   Capital in excess of par value                                        22,751,278                22,608,733
   Accumulated deficit                                                  (24,216,102)              (23,766,395)
                                                                       ------------              ------------
     Total Stockholders' Equity (Deficit)                                (1,289,142)                 (985,635)

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                 $  4,380,335              $  4,299,654
                                                                       ============              ============


                 The accompanying notes are an integral part of
                     these consolidated financial statements



                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         For the                         For the
                                                    Six Months Ended               Three Months Ended
                                                         June 30,                        June 30,
                                                  2001             2000            2001             2000
                                             -------------    -------------    -------------    -------------
REVENUES                                     $     956,256    $     543,974    $     661,831    $     356,267
                                             -------------    -------------    -------------    -------------
COSTS AND EXPENSES

  Cost of oil and gas                              602,263          335,319          413,818          230,619
  Salaries and wages                                50,586           44,078           33,967           22,886
  Depreciation, depletion and amortization         191,776          155,367          130,893           77,684
  Selling, general and administrative              391,187        1,086,967          250,503          570,004
                                             -------------    -------------    -------------    -------------
     Total Costs and Expenses                    1,235,812        1,621,731          829,181          901,193
                                             -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS                              (279,556)      (1,077,757)        (167,350)        (544,926)
                                             -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE)

  Other income                                       1,879            4,453            1,158            1,781
  Interest expense                                (172,030)        (233,923)        (110,941)         (99,295)
                                             -------------    -------------    -------------    -------------
     Total Other Income (Expense)                 (170,151)        (229,470)        (109,783)         (97,514)
                                             -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS BEFORE
 INCOME TAXES, EXTRAORDINARY ITEMS
 AND MINORITY INTERESTS                           (449,707)      (1,307,227)        (277,133)        (642,440)
                                             -------------    -------------    -------------    -------------
INCOME TAXES                                          --               --               --               --

MINORITY INTERESTS                                    --               --               --               --

NET LOSS                                     $    (449,707)   $  (1,307,227)   $     (277,13)   $    (642,440)
                                             =============    =============    =============    =============
BASIC LOSS PER SHARE                         $       (0.00)   $       (0.06)   $       (0.00)   $       (0.02)
                                             =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                            173,239,791       20,465,521      174,438,079       27,198,892
                                             =============    =============    =============    =============

                 The accompanying notes are an integral part of
                     these consolidated financial statements


                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                 Capital in
                                             Preferred Stock              Common Stock            Excess of     Accumulated
                                          Shares        Amount      Shares           Amount       Par Value       Deficit
                                         ----------   ---------- -----------      ----------      ----------     ----------
Balance, December 31, 1999                     --     $  --        7,107,746    $      7,107    $ 15,250,242   $(19,887,784)

Common stock issued for cash
 at $0.05 per share                            --        --        1,691,287           1,691          81,309           --

Common stock issued for services
 and conversion of debt to equity
 at $0.12 per share                            --        --       11,722,383          11,722       1,411,201           --

Common stock issued for conversion
 of debentures, penalty and interest
 at $0.04 per share                            --        --      151,930,606         151,931       5,502,060           --

Cancellation of common stock                   --        --         (423,833)           (424)            424           --

Preferred stock issued for
 acquisition                                    300      --             --              --           300,000           --

Discount for beneficial conversion
 feature of preferred stock                    --        --             --              --            60,000           --

Warrants granted below
 market value                                  --        --             --              --             3,497           --

Net loss for the year ended
 December 31, 2000                             --        --             --              --              --       (3,878,611)
                                         ----------   ---------- -----------      ----------      ----------     ----------
Balance, December 31, 2000                      300      --      172,028,189         172,027      22,608,733    (23,766,395)

Common stock issued for
 services at $0.04 per share
 (unaudited)                                   --        --        3,655,000           3,655         142,545           --

Net loss for the six months
 ended June 30, 2001
 (unaudited)                                   --        --             --              --              --         (449,707)
                                         ----------   ---------- -----------      ----------      ----------     ----------
Balance, June 30, 2001
 (unaudited)                                    300   $  --      175,683,189    $    175,682   $   22751,278   $(24,216,102)
                                         ==========   ========== ==========       ==========      ==========     ==========

                 The accompanying notes are an integral part of
                     these consolidated financial statements


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                          For the Six Months Ended
                                                                                 June 30,
                                                                         2001                  2000
                                                                     -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                           $  (449,707)          $(1,307,227)
  Adjustments to reconcile net loss to net cash (used) by
   operating activities:
    Depreciation, depletion and amortization                             130,893               155,367
    Common stock issued for services                                     146,200               363,225
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                          (105,358)               (3,749)
    (Increase) decrease in restricted cash                                  --                 135,699
    Decrease (increase) in prepaid and other current assets              (13,742)                2,284
    Increase in accounts payable and accrued expenses                    193,005               560,201
                                                                     -----------           -----------
       Net Cash (Used) by Operating Activities                           (98,709)              (94,200)
                                                                     -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for property and equipment                                (92,475)                 --
                                                                     -----------           -----------
       Net Cash Provided (Used) by Investing Activities                  (92,475)                 --
                                                                     -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in cash overdraft                                              39,703                  --
  Proceeds from related party notes                                      101,359               115,958
  Proceeds from notes payable                                            122,943                  --
  Principal payments on notes payable                                    (54,395)              (22,308)
  Principal payments on related party notes                              (18,426)              (11,502)
                                                                     -----------           -----------
      Net Cash Provided by Financing Activities                          191,184                82,148

NET INCREASE (DECREASE) IN CASH                                             --                 (12,052)

CASH AND CASH EQUIVALENTS,  BEGINNING OF YEAR                               --                  13,477
                                                                     ===========            ===========
CASH AND CASH EQUIVALENTS,  END OF YEAR                              $      --             $     1,425
                                                                     ===========            ===========
CASH PAID FOR:

  Interest                                                           $    63,970           $    46,397
  Income taxes                                                       $      --             $      --

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for debt                                       $      --             $ 1,381,779
  Common stock issued for services                                   $   146,200           $   363,225

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2001, and has a working capital deficit at June 30, 2001. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


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

              On September 22, 2000, a company obtained a judgment of $46,300 plus interest against Tyler Construction Company for breach of contract. The Company has accrued $47,741 which is included in accounts payable at June 30, 2001.

              On April 10, 2000, a company recorded and served its Notice and Statement of Lien again the Company for non-payment of services. The Company has recorded a liability of $78,651 which is included in accounts payable at June 30, 2001. Subsequent to year end, the Company entered into a settlement agreement wherein the Company will transfer a portion of the Powder River Basin leasehold acreage for settlement of the liability.

              On February 13, 2001, Ross Forbus obtained a judgment of $428,018 against the Company to satisfy a promissory note previously entered into by the Company with Mr. Forbus on April 8, 1996. The Company has recorded the balance in notes payable at June 30, 2001.

Item 2.           Management's Discussion and Analysis or Plan of Operations

         The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three and six month periods ended June 30, 2001 and 2000. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                 Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                                       --------                --------
                                  2001         2000        2000         2001
                                  ----         ----        ----         ----
                                      (Unaudited)              (Unaudited)
Total revenues................... 100%          100%       100%         100%
Total costs and expenses......... 125           253        129          298
Loss from operations............. (25)         (153)       (29)        (198)
Other income (expense)........... (17)          (27)       (18)         (42)
Net loss......................... (42)         (180)       (47)        (240)


         Total revenues for the three months ("second quarter") ended June 30, 2001 increased 86% when compared with the second quarter of 2000. For the six months ("first half") ended June 30, 2001, total revenues increased 76% compared to the first half of 2000. The increase during the 2001 periods is primarily due to higher gas sales and higher oil and gas prices. Cost of oil and gas for the second quarter and first half of 2001 increased 179% and 80%, respectively, from the second quarter and first half of 2000 due to increased sales, land lease expenses and increased gas prices to the Company. Selling, general and administrative expenses for the second quarter and first half of 2001 declined 56% and 64%, respectively, when compared to the second quarter and first half of 2000 primarily attributed to a decrease in staff and fewer stock issuances for services.

         Depreciation for the second quarter and first half of 2001 increased 68% and 23%, respectively, compared to the same 2000 periods. This increase is attributed to the increase in oil and gas revenues. Also, salaries and wages increased 48% and 15% for the first half and second quarter of 2001, respectively, compared to the 2000 period primarily due to issuances of common stock for services.

         Total costs and expenses as a percentage of total revenues decreased from 253% in the second quarter of 2000 to 125% for the second quarter of 2001, and from 298% for the first half of 2000 to 129% for the first half of 2001. Actual total costs and expenses decreased 8% and 24% for the second quarter and first half of 2001, respectively. This decrease is primarily attributed to the decreases in selling, general and administrative expenses.

         The Company's net loss for the second quarter and first half of 2001 was $277,133 and $449,707, respectively, compared to $642,440 and $1,307,227 for the same 2000 period. This decrease in the Company's net loss for the 2001periods is primarily attributed to the increase in revenues and the decreases in selling, general and administrative expenses.

         For the remainder of fiscal year 2001, management expects selling, general and administrative expenses to remain at approximately the same rate as the second quarter of 2001. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2001.

         The Company has included a footnote to its financial statements for the periods ended June 30, 2001 stating that because of the Company's continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether the Company can continue as a going concern. See
Note 2 to the consolidated financial statements.

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

         In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 or the six month period ended June 30, 2001 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

         Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. At June 30, 2001, the Company had a working capital deficit of $4,834,347 compared to a deficit of $4,550,117 at December 31, 2000. This 6% decline in working capital is primarily attributed to the increases in trade accounts payable (17%), accrued expenses (21%), and related party payables (48%), and was partially offset by the 148% increase in accounts receivable and the 15% decrease in the current portion of notes payable.

         During the first half of 2001, the Company's operating activities used net cash of $98,709 compared to $94,200 net cash used in the first half of 2000. The Company's decrease in net loss for the first half of 2001 was mostly offset by the decrease in common stock issued for services and smaller increase in accounts payable during the 2001 period.

         The Company also reported $92,475 net cash used by investing activities in the first half of 2001 due to expenditures for property and equipment, and $191,184 net cash provided by financing activities compared to $82,148 in 2000, primarily from proceeds from notes payable.

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

         As of June 30,  2001,  the Company had total assets of  $4,380,335  and
total  stockholders'  deficit  of  $1,289,142,   compared  to  total  assets  of
$4,299,654 and total stockholders' deficit of $985,635 at December 31, 2000.

         In 1998, the Company issued $4,625,400 face value of 8% Secured Convertible Debentures Due June 30, 1999. A portion of the proceeds were used to acquire the oil and gas properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At June 30, 2001, the Company owed $331,462 in connection with the debentures consisting of $50,000 for one debenture holder that the Company has been unable to contact and $281,462 in penalties and interest.

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

Item 2.   Changes In Securities and Use of Proceeds

         During the second quarter of 2001 the Company issued 3,655,000 shares of its common stock to five persons in exchange for services valued at $.04 per share, or an aggregate of $146,200. The shares were issued pursuant to registration statements on Form S-8.

Item 3.           Defaults Upon Senior Securities

         In 1998, the Company issued $4,625,400 face value of 8% Secured Convertible Debentures due March 31, 1999 (the "Debentures") Interest on the Debentures accrued upon the date of issuance until payment in full of the principal sum was been made or duly provided for. Holders of the Debentures have the option, at any time, until maturity, to convert the principal amount of their Debenture, or any portion of the principal amount which is at least $10,000 into shares of the Company's Common Stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the Company's Common Stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the Debentures. Any accrued and unpaid interest shall be payable, at the option of the Company, in cash or in shares of the Company's Common Stock valued at the then effective conversion price. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At June 30, 2001, the Company owed $331,462 in connection with the debentures consisting of $50,000 one debenture holder and $281,462 in penalties and interest.

Item 4.           Submission of Matters to a Vote of Security Holders

         This Item is not applicable

Item 5.           Other Information

         This Item is not applicable

Item 6.           Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

                  On July 13, 2001, the Company filed a Current Report on Form 8-K reporting under Item 5 that on July 29, 2001, Gary Lawyer had resigned as a director of the Company.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    TRANS ENERGY, INC.



Date:  August 20, 2001                     By  /s/ Loren E. Bagley
                                               -------------------
                                                   LOREN E. BAGLEY, President
                                                   and Chief Executive Officer




Date:  August 20, 2001                     By  /s/ William F. Woodburn
                                               -----------------------
                                                   WILLIAM F. WOODBURN
                                                   Vice President and Director
                                                  (Principal Accounting Officer)