Form 10QSB
period 2001-09-30
TRANS ENERGY INC
filed 2001-11-14
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

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
Yes   X   No
    -----    ------

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                      Outstanding as of September 30, 2001
     ------------------------=----        ------------------------------------
     Common Stock, $.001 par value                    176,683,189


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       3

                  Consolidated Balance Sheets -- September 30, 2001 and
                    December 31, 2000................................................................       4

                  Consolidated Statements of Operations -- three and nine months ended
                    September 30, 2001and 2000.......................................................       6

                  Consolidated Statements of Stockholders' Equity (Deficit)..........................       7

                  Consolidated Statements of Cash Flows - nine months ended
                    September 30, 2001 and 2000......................................................       8

                  Notes to Consolidated Financial Statements ........................................       9

Item 2.      Management's Discussion and Analysis and Results of Operations..........................      13

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      15

Item 2.      Changes In Securities and Use of Proceeds...............................................      16

Item 3.      Defaults Upon Senior Securities.........................................................      17

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      17

Item 5.      Other Information.......................................................................      17

Item 6.      Exhibits and Reports on Form 8-K........................................................      17

             SIGNATURES..............................................................................      18

                                     PART I

Item 1.           Financial Statements

         The following unaudited Consolidated Financial Statements for the period ended September 30, 2001 have been prepared by the Company.


                               TRANS ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2001 and December 31, 2000

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                September 30,  December 31,
                                                   2001            2000
                                                -----------    -----------
                                                (Unaudited)
CURRENT ASSETS

  Accounts receivable, net                      $   226,032    $    71,006
                                                -----------    -----------

     Total Current Assets                           226,032         71,006
                                                -----------    -----------

PROPERTY AND EQUIPMENT

  Vehicles                                           59,013         59,013
  Machinery and equipment                            10,092         10,092
  Pipelines                                       2,254,908      2,254,908
  Well equipment                                     49,155         49,155
  Wells                                           3,449,540      3,315,019
  Leasehold acreage                                 180,000        180,000
  Accumulated depreciation                       (1,889,793)    (1,706,648)
                                                -----------    -----------

     Total Fixed Assets                           4,112,915      4,161,539
                                                -----------    -----------

OTHER ASSETS

  Restricted cash                                    65,689         65,689
  Deposits                                            1,420          1,420
                                                -----------    -----------

     Total Other Assets                              67,109         67,109
                                                -----------    -----------

     TOTAL ASSETS                               $ 4,406,056    $ 4,299,654
                                                ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                               September 30,    December 31,
                                                                  2001              2000
                                                               ------------    ------------
                                                               (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                              $     82,365    $     11,608
   Accounts payable - trade                                       1,699,877       1,444,692
   Accrued expenses                                                 762,930         638,466
   Salaries payable                                                 457,998         367,998
   Notes payable - current portion                                1,381,956       1,538,855
   Related party payables                                           439,132         288,042
   Debentures payable                                               331,462         331,462
                                                               ------------    ------------

     Total Current Liabilities                                    5,155,720       4,621,123
                                                               ------------    ------------

NET LIABILITIES IN EXCESS OF THE ASSETS OF
 DISCONTINUED OPERATIONS                                               --             5,400
                                                               ------------    ------------

LONG-TERM LIABILITIES

   Notes payable                                                    658,766         658,766
                                                               ------------    ------------

     Total Long-Term Liabilities                                    658,766         658,766
                                                               ------------    ------------

     Total Liabilities                                            5,814,486       5,285,289
                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares  authorized
    at $0.001 par value; 300 and
    300 shares issued and outstanding,
    respectively                                                       --              --
   Common stock; 300,000,000 shares authorized at $0.001
    par value; 176,683,189 and 172,028,189 shares issued and
    outstanding, respectively                                       176,682         172,027
   Capital in excess of par value                                22,776,278      22,608,733
   Accumulated deficit                                          (24,361,390)    (23,766,395)
                                                               ------------    ------------

     Total Stockholders' Equity (Deficit)                        (1,408,430)       (985,635)
                                                               ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                         $  4,406,056    $  4,299,654
                                                               ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                    For the                              For the
                                                                Nine Months Ended                   Three Months Ended
                                                                   September 30,                       September 30,
                                                    -----------------------------------  ------------------------------------
                                                            2001              2000                2001               2000
                                                    ----------------  -----------------  ----------------   ----------------

REVENUES                                            $      1,036,553  $         890,185  $        374,722   $        346,211
                                                    ----------------  -----------------  ----------------   ----------------

COSTS AND EXPENSES

  Cost of oil and gas                                        731,860            571,746           318,042            236,427
  Salaries and wages                                          52,053             62,718            18,086             18,640
  Depreciation, depletion and amortization                   183,145            233,051            52,252             77,684
  Selling, general and administrative                        496,099          1,222,200            73,022            135,233
                                                    ----------------  -----------------  ----------------   ----------------

     Total Costs and Expenses                              1,463,157          2,089,715           461,402            467,984
                                                    ----------------  -----------------  ----------------   ----------------

LOSS FROM OPERATIONS                                        (426,604)        (1,199,530)          (86,680)          (121,773)
                                                    ----------------  -----------------  ----------------   ----------------

OTHER INCOME (EXPENSE)

  Other income                                                 1,218              6,126                60              1,673
  Interest expense                                          (169,609)          (275,447)          (58,668)           (41,524)
                                                    ----------------  -----------------  ----------------   ----------------

     Total Other Income (Expense)                           (168,391)          (269,321)          (58,608)           (39,851)
                                                    ----------------  -----------------  ----------------   ----------------

LOSS FROM OPERATIONS BEFORE
 INCOME TAXES                                               (594,995)        (1,468,851)         (145,288)          (161,624)
                                                    ----------------  -----------------  ----------------   ----------------

INCOME TAXES                                                   --                  --                --                 --
                                                    ----------------  -----------------  ----------------   ----------------

NET LOSS                                            $       (594,995) $      (1,468,851) $       (145,288)  $       (161,624)
                                                    ================  =================  ================   ================

BASIC LOSS PER SHARE                                $          (0.00) $           (0.03) $          (0.00)  $          (0.00)
                                                    ================  =================  ================   ================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                      174,429,507         46,259,026       176,552,754         97,285,306
                                                    ================  =================  ================   ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                Preferred Stock                  Common Stock           Capital in
                                       ---------------------------  ------------------------------      Excess of      Accumulated
                                            Shares       Amount           Shares         Amount         Par Value       Deficit
                                       -------------  ------------  --------------  --------------   --------------  --------------

Balance, December 31, 1999                      --    $     --          7,107,746    $     7,107    $  15,250,242    $ (19,887,784)

Common stock issued for cash
 at $0.05 per share                             --          --          1,691,287          1,691           81,309             --

Common stock issued for services
 and conversion of debt to equity
 at $0.12 per share                             --          --         11,722,383         11,722        1,411,201             --

Common stock issued for conversion
 of debentures, penalty and interest
 at $0.04 per share                             --          --        151,930,606        151,931        5,502,060             --

Cancellation of common stock                    --          --           (423,833)          (424)             424             --

Preferred stock issued for
 acquisition                                     300        --               --             --            300,000             --

Discount for beneficial conversion
 feature of preferred stock                     --          --               --             --             60,000             --

Warrants granted below
 market value                                   --          --               --             --              3,497             --

Net loss for the year ended
 December 31, 2000                              --          --               --             --               --         (3,878,611)
                                       -------------  ------------  --------------  --------------   --------------  --------------
Balance, December 31, 2000                       300        --        172,028,189        172,027       22,608,733      (23,766,395)

Common stock issued for
 services at $0.04 per share
 (unaudited)                                    --          --          3,655,000          3,655          142,545             --

Common stock issued for
 services at $0.026 per share
 (unaudited)                                    --          --          1,000,000          1,000           25,000             --

Net loss for the nine months
 ended September 30, 2001
 (unaudited)                                    --          --               --             --               --           (594,995)
                                       -------------  ------------  --------------  --------------   --------------  --------------
Balance, September 30, 2001
 (unaudited)                                     300  $     --        176,683,189    $   176,682      $22$776,278      (24,361,390)
                                       =============  ============  ==============  ==============   ==============  ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                              For the Nine Months Ended
                                                                                     September 30,
                                                                             --------------------------
                                                                                 2001          2000
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                   $  (594,995)   $(1,468,851)
  Adjustments to reconcile net loss to net cash (used) by
   operating activities:
    Depreciation, depletion and amortization                                     183,145        233,051
    Common stock issued for services                                             172,200        434,475
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                                  (155,025)         1,448
    (Increase) decrease in restricted cash                                          --          156,184
    Decrease (increase) in prepaid and other current assets                         --         (122,485)
    Increase in accounts payable and accrued expenses                            237,846        439,201
                                                                             -----------    -----------

       Net Cash (Used) by Operating Activities                                  (156,829)      (326,977)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for property and equipment                                       (134,522)          (240)
                                                                             -----------    -----------

       Net Cash (Used) by Investing Activities                                  (134,522)          (240)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in cash overdraft                                                      70,757         30,538
  Proceeds from related party notes                                              176,477        239,540
  Proceeds from notes payable                                                    150,147        213,730
  Principal payments on notes payable                                            (85,242)      (149,578)
  Principal payments on related party notes                                      (20,788)       (20,490)
                                                                             -----------    -----------

      Net Cash Provided by Financing Activities                                  291,351        313,740
                                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                     --          (13,477)

CASH AND CASH EQUIVALENTS,  BEGINNING OF YEAR                                       --           13,477
                                                                             -----------    -----------

CASH AND CASH EQUIVALENTS,  END OF YEAR                                      $      --      $      --
                                                                             ===========    ===========

CASH PAID FOR:

  Interest                                                                   $   106,234    $   126,836
  Income taxes                                                               $      --      $      --

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for debt                                               $      --      $ 5,286,977
  Common stock issued for services                                           $   172,200    $   434,475


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 2001, and has a working capital deficit at September 30, 2001. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


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

              The Settlement Agreement provided that, subject to the approval of the Bankruptcy Court, the Company agreed to pay to the Baker Entities $759,664, plus interest at 10%. In addition to the $200,000 payable from the escrow, the Company agreed to pay to the Baker Entities an initial payment of $117,261 within fifteen days from the date of the Dismissal Order (due February 21, 2001). The Company also agreed to make additional payments of $100,000 every thirty days following the initial payment, with the first payment due beginning no later than March 23, 2001, continuing until the total obligation plus interest is paid in full. Further, the Company pledged as collateral certain properties, personal property and fixtures and two directors each pledged 750,000 shares of the Company's common stock which they personally own. The Company has only paid $50,000 subsequent to the settlement. The Company is not current with its payments related to the settlement, however, the Company and the Baker Entities are negotiating to extend the payments.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 3 -      COMMITMENTS AND CONTINGENCIES (Continued)

              On April 10, 2000, a company recorded and served its Notice and Statement of Lien in the Sixth Judicial District, Campbell County, Wyoming, against the Company for non- payment of services. The Company has recorded a liability of $78,651 which is included in accounts payable at December 31, 2000. Subsequent to year end, the Company entered into a settlement agreement wherein the Company will transfer a portion of the Powder River Basin leasehold acreage in Campbell County, Wyoming held by the Company for settlement of the liability. The Company has agreed to this settlement and the transaction should be finalized during the fourth quarter of 2001.

              On September 22, 2000, a company obtained a judgment of $46,300 plus interest in the Circuit Court of Pleasants County, West Virginia, against Tyler Construction Company for breach of contract. The Company has accrued $47,741 which is included in accounts payable at December 31, 2000.

              On February 13, 2001, Ross Forbus obtained a judgment of $428,018 against the Company to satisfy a promissory note previously entered into by the Company with Mr. Forbus on April 8, 1996. The Company has recorded the balance in notes payable at December 31, 2000. The Company is not current with its payments related to the judgment, however, the Company and Ross Forbus are negotiating to extend the payments.

              On September 28, 2001, the Securities and Exchange Commission (the "Commission") announced that it had filed a civil action in U.S. District Court for the District of Columbia (Civil Action No. 1:01CV020060) against the Company and two of its directors, Loren
              E. Bagley and William F. Woodburn. The complaint alleges violations of the anti-fraud and reporting provisions of the federal securities laws and seeks injunctive relief against the Company, Mr. Bagley and Mr. Woodburn to enjoin them from future violations of securities laws. The complaint also seeks civil penalties against Messrs. Bagley and Woodburn.

              The Commission's action is premised on the dissemination of alleged false and misleading statements through press releases, website postings and Commission filings. The complaint alleges that these statements contained misrepresentations, inaccuracies and omissions during a period when Mr. Bagley served as the Company's President and Mr. Woodburn as the Vice President and principal financial officer. The Company's counsel is actively reviewing the complaint and determining an appropriate response.

NOTE 4 -      MATERIAL EVENTS

              On July 30, 2001, the Company entered into an agreement with Millennium Energy, LLC (Millennium), whereby the Company assigned and transferred half of its 51% interest and shares in Gas & Oil, Inc. in exchange for part of Millennium's Trenton-Black River drilling rights. In accordance with APB 29, Accounting for Nonmonetary Transactions, the Company has recorded its investment in the Trenton-Black River drilling rights at the fair value of half the Company's interest in Gas & Oil, Inc. The Company previously had fully allowed for its interest in Gas & Oil, Inc. and has thus recorded the new investment in Trenton-Black River at $-0-.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 4 -      MATERIAL EVENTS (Continued)

              On September 10, 2001, Mr. Bagley resigned as President and Chief Executive Officer of the Company and Mr. Woodburn resigned as Vice President, although Mr. Woodburn continues as Secretary and Treasurer. Mr. Bagley was then appointed as a Vice President and Robert L. Richards was elected as the new President, Chief Executive Officer and a director.

Item 2.           Management's Discussion and Analysis or Plan of Operations

         The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001 and 2000. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                              Three Months Ended                  Nine months Ended
                                                     September 30,                     September 30,
                                               ------------------------         --------------------------
                                                2001             2000            2001              2000
                                                ----             ----            ----              ----
                                                      (Unaudited)                        (Unaudited)
Total revenues..............................   100%              100%           100%               100%
Total costs and expenses....................   123               135            141                235
Loss from operations........................   (23)              (35)           (41)              (135)
Other income (expense)......................   (16)              (12)           (16)               (30)
Net loss....................................   (39)              (47)           (57)              (165)


         Total revenues for the three months ("third quarter") ended September 30, 2001 increased 8% when compared with the third quarter of 2000. For the nine months ("first nine months") ended September 30, 2001, total revenues increased 16% compared to the first nine months of 2000. The increases during the 2001 periods are primarily due to higher gas sales and higher oil and gas prices. Cost of oil and gas for the third quarter and first nine months of 2001 increased 35% and 28%, respectively, from the third quarter and first nine months of 2000 due to increased sales, land lease expenses and increased gas prices to the Company. Selling, general and administrative expenses for the third quarter and first nine months of 2001 declined 46% and 59%, respectively, when compared to the third quarter and first nine months of 2000 primarily attributed to fewer stock issuances for services and a smaller working staff.

         Depreciation, depletion and amortization expenses for the third quarter and first nine months of 2001 decreased 33% and 21%, respectively, compared to the same 2000 periods. This decrease is attributed to the write-off of the Wyoming properties that were impaired during 2000. Also, salaries and wages decreased 3% and 17% for the first nine months and third quarter of 2001, respectively, compared to the 2000 period primarily due to a smaller working staff.

         Total costs and expenses as a percentage of total revenues decreased from 234% in the third quarter of 2000 to 141% for the third quarter of 2001, and from 135% for the first nine months of 2000 to 123% for the first nine months of 2001. Actual total costs and expenses decreased 1% and 30% for the third quarter and first nine months of 2001, respectively. The decreases are primarily attributed to the decreases in selling, general and administrative expenses and depreciation, depletion and amortization.

         The Company's net loss for the third quarter and first nine months of 2001 was $145,288 and $594,995, respectively, compared to $161,624 and $1,468,851 for the same 2000 period. This decrease in the Company's net loss for the 2001 periods is primarily attributed to the increase in revenues and corresponding decreases in selling, general and administrative expenses and depreciation, depletion and amortization.

         For the remainder of fiscal year 2001, management expects selling, general and administrative expenses to remain at approximately the same rate as the third quarter of 2001. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2001.

         The Company has included a footnote to its financial statements for the periods ended September 30, 2001 stating that because of the Company's continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether the Company can continue as a going concern. See
Note 2 to the consolidated financial statements.

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

         In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 or the nine month period ended September 30, 2001 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

         Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. At September 30, 2001, the Company had a working capital deficit of $4,929,688 compared to a deficit of $4,550,117 at December 31, 2000. This 8% decline in working capital is primarily attributed to the increases in trade accounts payable (18%), accrued expenses (20%), salaries payable (25%) and related party payables (52%), and was partially offset by the 218% increase in net accounts receivable.

         During the first nine months of 2001, the Company's operating activities used net cash of $156,829 compared to $326,977 net cash used in the first nine months of 2000. The Company's decrease in net loss for the first nine months of 2001 was partially offset by the decrease in common stock issued for services and smaller increase in accounts payable during the 2001 period, and decreases in payroll and in interest expenses due to conversion of debentures in 2000.

         The Company also reported $134,522 net cash used by investing activities in the first nine months of 2001 due to expenditures for property and equipment, compared to $240 expended in 2000. During the first nine months of 2001, the Company realized $291,351 in cash from financing activities compared to $313,740 realized in the 2000 period. This result is due primarily from decreased proceeds from related party notes and notes payable.

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

         As of September 30, 2001, the Company had total assets of $4,406,056 and total stockholders' deficit of $1,408,430, compared to total assets of $4,299,654 and total stockholders' deficit of $985,635 at December 31, 2000.

         In 1998, the Company issued $4,625,400 face value of 8% Secured Convertible Debentures Due September 30, 1999. A portion of the proceeds were used to acquire the oil and gas properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At September 30, 2001, the Company owed $331,462 in connection with the debentures consisting of $50,000 for one debenture holder that the Company has been unable to contact and $281,462 in penalties and interest.

Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Forward-Looking and Cautionary Statements

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

         On April 10, 2000, Bellevue Resources, Inc. recorded and served a Notice and Statement of Lien in the Sixth Judicial District, Campbell County, Wyoming, against the Company for non-payment of services. The Company recorded a liability of $78,651 in its financial statements under accounts payable for the year ended December 31, 2000 to reflect this claim. Bellevue Resources has agreed to take certain lease acreage in Campbell County, Wyoming held by the Company as payment for this liability. The Company has agreed to this settlement and the transaction should be finalized during the fourth quarter of 2001.

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

         On September 28, 2001, the Securities and Exchange Commission announced that it had filed a civil action in U.S. District Court for the District of Columbia (Civil Action No. 1:01CV020060) against the Company and two of its directors, Loren E. Bagley and William F. Woodburn. The complaint alleges violations of the anti-fraud and reporting provisions of the federal securities laws and seeks injunctive relief against the Company, Mr. Bagley and Mr. Woodburn to enjoin them from future violations of securities laws. The complaint also seeks civil penalties against Messrs. Bagley and Woodburn.

         The Commission's action is premised on the dissemination of alleged false and misleading statements through press releases, website postings and Commission filings. The complaint alleges that these statements contained misrepresentations, inaccuracies and omissions during a period when Mr. Bagley served as the Company's President and Mr. Woodburn as the Vice President and principal financial officer. The Company's counsel is actively reviewing the complaint and determining an appropriate response.

         On September 10, 2001, Mr. Bagley resigned as President and Chief Executive Officer of the Company and Mr. Woodburn resigned as Vice President, although he continues as Secretary and Treasurer. Mr. Bagley was then appointed as a Vice President and Robert I. Richards was elected as the new President, Chief Executive Officer and a director.

Item 2.   Changes In Securities and Use of Proceeds

         During the third quarter of 2001 the Company issued 1,000,000 shares of its common stock to one person in exchange for services valued at $0.026 per share, or an aggregate of $26,000. The shares were issued pursuant to a registration statement on Form S-8.

Item 3.           Defaults Upon Senior Securities

         In 1998, the Company issued $4,625,400 face value of 8% Secured Convertible Debentures due March 31, 1999 (the "Debentures") Interest on the Debentures accrued upon the date of issuance until payment in full of the principal sum was been made or duly provided for. Holders of the Debentures have the option, at any time, until maturity, to convert the principal amount of their Debenture, or any portion of the principal amount which is at least $10,000 into shares of the Company's Common Stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the Company's Common Stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the Debentures. Any accrued and unpaid interest shall be payable, at the option of the Company, in cash or in shares of the Company's Common Stock valued at the then effective conversion price. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At September 30, 2001, the Company owed $331,462 in connection with the debentures consisting of $50,000 to one debenture holder and $281,462 in penalties and interest.

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

                  On October 11, 2001, the Company filed a Current Report on Form 8-K reporting under Item 5 that on September 28, 2001 the Securities and Exchange Commission filed a complaint against the Company and two of its directors. The Report also disclosed that on September 10, 2001 the Company's President and Chief Executive Officer resigned as did the Company's Vice President, and Robert I. Richards was elected as the new President, Chief Executive Officer and a director.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRANS ENERGY, INC.



Date: November 14, 2001           By  /S/ ROBERT I. RICHARDS
                                     ---------------------------------------
                                          ROBERT I. RICHARDS, President,
                                          Chief Executive Officer and Director




Date:  November 14, 2001          By  /S/ WILLIAM F. WOODBURN
                                     -----------------------------------
                                          WILLIAM F. WOODBURN
                                          Secretary / Treasurer
                                         (Principal Accounting Officer)