Form 10KSB
period 2001-12-31
TRANS ENERGY INC
filed 2002-04-12
CIK 919721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------
(Mark One)
 [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

 [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                         Commission File Number 0-23530

                               TRANS ENERGY, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State  the  issuer's  revenues  for its  most  recent  fiscal  year.  $
1,278,227

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $2,515,749 (Based on price of $0.013 on April 8, 2002)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                           Outstanding as of December 31, 2001
   ------------------------                -----------------------------------
   Common Stock, Par Value                           176,683,189
       $.001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format.   Yes [ ]  No [X]


                               TRANS ENERGY, INC.

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----

                                                      PART I

Item 1.           Description of Business .......................................................        3

Item 2.           Description of Property........................................................        8

Item 3.           Legal Proceedings..............................................................       10

Item 4.           Submission of Matter to a Vote of Security Holders.............................       12

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................       12

Item 6.           Management's Discussion and Analysis or Plan of Operation......................       13

Item 7.           Financial Statements...........................................................       16

Item 8.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...........................................................       16

                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control persons;
                  Compliance with Section 16(a) of the Exchange Act..............................       16

Item 10.          Executive Compensation.........................................................       17

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................       18

Item 12.          Certain Relationships and Related Transactions.................................       18

                                                      PART IV

Item 13.          Exhibits and Reports on Form 8-K...............................................       20

                  Signatures.....................................................................      S-1

                                     PART I

Item 1.           Description of Business

History

         Trans Energy, Inc., a Nevada corporation (the "Company" or "TSRG"), is primarily engaged in the transportation, marketing and production of natural gas and oil, and also conducts exploration and development activities. The Company owns an interest in seven oil and gas wells in West Virginia, owns and operates one oil well in Wyoming, and owns an interest in seven oil wells in Wyoming that it does not operate. It also owns and operates an aggregate of over 100 miles of three-inch, four-inch and six-inch gas transmission lines located within West Virginia in the Counties of Ritchie, Tyler and Pleasants. This pipeline system gathers the natural gas produced from these wells and from wells owned by third parties. TSRG also has approximately 16,500 gross acres under lease in the Powder River Basin in Campbell, Crook and Weston Counties, Wyoming. In 2001, the Company participated in the drilling of three drill downs to the Benson Sand in West Virginia.

         On March 6, 1998, the Company entered into an agreement to purchase from GCRL Energy, Ltd. ("GCRL") all of GCRL's interest in the Powder River Basin in Campbell and Crook Counties, Wyoming, consisting of interests in five (5) wells, four (4) of which are producing, interests in 30,000 leasehold acres, and interests in approximately seventy-three miles of 3-D seismic data. The properties include three producing fields from Minnelusa Sandstone and were discovered on 3-D seismic. The Company made an initial payment for the properties of $332,500 and the balance of $2,987,962 was paid for with proceeds from the sale of Convertible Debentures. During 1999, the Sagebrush 3 well was drilled in the Sagebrush field in Campbell County Wyoming. It will be used as a water disposal well for the Sagebrush #1 and #2. It is anticipated that the Sagebrush #3 will be put into operation as a disposal well during the summer of 2002.

         The Company's principal executive offices are located at 210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170, and its telephone number is (304) 684-7053.

Business Development

         In 2001, management continued its interest in the Trenton - Black River deep gas field in the Appalachian Basin in West Virginia. Management believes that this area may become active in the counties in which the Company operates. The Company continues to focus much of its efforts in this area to take advantage of the situation if the opportunity becomes available. In 1999, the Company sold many of its Appalachian Basin assets and purchased 51% of a producing well in the Powder River Basin in Wyoming. The Company then focused its attention toward developing its acreage in the Powder River Basin in Wyoming and drilling for deep gas in the Trenton-Black River area.

         TSRG's business strategy is to economically increase its reserves, production and sale of gas and oil from existing and acquired properties in the Powder River Basin and Appalachian Basin and elsewhere in order to maximize shareholders' return over the long term. The Company's strategic location in West Virginia enables the Company to actively pursue the acquisition and development of producing properties in that area that will enhance the Company's revenue base without proportional increases in overhead costs.

         In September 1993, the Company acquired certain oil and gas assets including wells and pipelines, in exchange solely for shares of the Company's authorized but previously unissued common stock. These acquisitions are summarized below:

         Tyler Construction Company, Inc.

         In September 1993, the Company acquired an interest equal to 65% of the total outstanding shares of Tyler Construction Company ("Tyler Construction") from Loren E. Bagley and William F. Woodburn, both of whom are directors of the Company. Tyler Construction owns and operates a natural gas gathering pipeline system serving the industrialized Ohio Valley. Tyler Construction also owns and operates 27 miles of six-inch pipeline and 10 miles of four-inch pipeline.

         Tyler Construction's trunk line system consists of a six-inch pipeline that begins at the town of St. Marys, West Virginia, located on the Ohio River in the County of Pleasants in western West Virginia, and proceeds twenty-seven miles due east to Bradden Station, West Virginia. Near Bradden Station, the pipeline intercepts major transmission lines of Equitable Natural Gas, Dominion Transmission, Inc. and Eastern American Energy. An intercepting line consisting of ten miles of four-inch pipeline begins at a point eight miles east of St. Marys and proceeds north 10 miles to an industrial park located seven miles south of Sistersville, West Virginia. At this point, gas is delivered to OSI Specialties (formerly Union Carbide) and Consolidated Aluminum Corporation of America under a marketing agreement with Sancho. Pursuant to its agreement with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope Gas, Inc. ("Hope") in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the residential gas index and the Inside F.E.R.C. CNG Index.

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

         The Pipeline, Ltd.

         Also in September 1993, the Company acquired from Tyler Pipeline, Inc. ("Tyler Pipeline") all rights, title and interest in the natural gas gathering pipeline system known as The Pipeline, Ltd. (the name of the pipeline, not a legal entity), a four-inch pipeline that begins at Twiggs, West Virginia, nine miles east of St. Marys, West Virginia where it intercepts Tyler Construction's trunk line system and proceeds due south for a distance of six miles. The Pipeline, Ltd. system is used for purchasing gas from third party producers. Mr. Woodburn, Secretary / Treasurer and a director of the Company, is also President and owns 50% of Tyler Pipeline. Mr. Bagley, Vice President and a director of the Company, also owns 50% of Tyler Pipeline.

         Ritchie County Gathering Systems, Inc.

         In September 1993, the Company acquired all the issued and outstanding capital stock of Ritchie County Gathering Systems, Inc., a West Virginia corporation ("Ritchie County Gathering"). Ritchie County Gathering owns and operates a four-inch natural gas gathering line which begins five miles south of Cairo, West Virginia at Rutherford, and proceeds due south for 4.6 miles, crossing Mellon Ridge and ending at Macfarlan Creek approximately 1/2 mile north of the South Fork of the Hughes River. The Ritchie County Gathering pipeline is used for purchasing gas from third party producers and delivering such gas to Hope.
                                       -4-

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


         The following table sets forth information concerning the existing oil production per day of the producing wells located on the GCRL property.


                                     Gross Bbls.
Name of Well                         Oil Per Day              Net % to TSRG                       Net Bbls. to TSRG
------------                        ------------              -------------                       -----------------
Sagebrush Fed #1                            51                        48.8%                             25
Sagebrush Fed #2                            37                        47.5%                             18
Pinon Fee #1                                28                        51.2%                             14
Sandbar Boley 31-36                         11                        27.8%                              3
 includes Sandbar State
 1-36 and 2-36
Wolff 1-35                                   6                          68%                              4
                                            --                        -----                             --
        TOTAL                              133                                                          64

Current Business Activities

         The Company is operates its oil and natural gas properties and transports and markets natural gas through its transmission systems in West Virginia. Although management desires to acquire additional oil and natural gas properties and to become more involved in exploration and development, this can only be accomplished if the Company can secure future funding. Management intends to continue to develop and increase the production from the oil and natural gas properties that it currently owns.

         Although the Company will continue to transport and market natural gas through its various pipelines, there are no current plans to acquire or to lay any additional pipeline systems in 2002. Apart from one well drilled in the Powder River basin in Wyoming (Sagebrush #3) and the seven re-entry Benson wells drilled in West Virginia, the Company has not participated in any new wells in the last three years.

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

         The Company completed the drilling of the Fowler 22-8 in January 1998 and determined the well to be a dry hole and was plugged. The Company did not drill additional wells on this acreage during 1999, 2000, or 2001.

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

         Sistersville

         Effective June 1, 1995, the Company purchased approximately 2,200 acres in a known producing field located near Sistersville, West Virginia for $100,000. The Sistersville field has been in operation since the 1890's, although at a very low level for the past ten years. To date the field has produced over 13 million barrels of oil. The field contains portions of the Big Injun and Keener sands formations, both well known oil and gas bearing formations, which are the zones the Company intends to explore. These formations are approximately 1,700 feet deep. Recoverable reserves of oil in the field are estimated at several million barrels. The Company drilled a well on its Sistersville acreage in April 1997. On December 3, 1999, the Company sold the Sistersville field for $125,000 to an unaffiliated third party.

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

         Although management believes that the Company is not dependent upon any one customer, its marketing arrangement with Sancho Oil and Gas Corporation accounted for approximately 49% of the Company's revenue for the year ended December 31, 2001, and approximately 30% for the year ended December 31, 2000. This marketing agreement is in effect until September 1, 2008.

         In addition to the natural gas produced by the Company's wells, it also purchased approximately 250 Mcf of natural gas per day in 2001.

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

         Under its contract with Sancho, TSRG has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby TSRG receives the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon indices that include the residential gas commodity charge of Hope and the Inside F.E.R.C. CNG Index. Were it not for the relationship between Hope and Sancho, Hope would compete directly with TSRG for the sale of gas to certain customers, specifically OSI Specialities, Inc. and Ormet Aluminum Company.

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

         TSRG may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed operations may have upon the environment. Requirements imposed by such authorities could be costly, time-consuming and could delay continuation of production or exploration activities. Further, the cooperation of other persons or entities may be required for the Company to comply with all environmental regulations. It is conceivable that future legislation or regulations may significantly increase environmental protection requirements and, as a consequence, TSRG's activities may be more closely regulated which could significantly increase operating costs. However, management is unable to predict the cost of future compliance with environmental legislation. As of the date hereof, management believes that the Company is in compliance with all present environmental regulations. Further, the Company believes that its oil and gas explorations do not pose a threat of introducing hazardous substances into the environment. If such event should occur, the Company could be liable under certain environmental protection statutes and laws. The Company does presently carry insurance for environmental liability.

         TSRG's exploration and development operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes the requirement of permits for the drilling of wells, the regulation of the location and density of wells, limitations on the methods of casing wells, requirements for surface use and restoration of properties upon which wells are drilled, and governing the abandonment and plugging of wells. Exploration and production are also subject to property rights and other laws governing the correlative rights of surface and subsurface owners.

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

Employees

         As of the date hereof the Company employs eight people full-time, consisting of three executives, two marketing and clerical persons, and three production persons. Management presently anticipates hiring additional employees as the business warrants and as funds are available.

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

Item 2.           Description of Property

         The Company's properties consist essentially of the working and royalty interests owned by the Company in various oil and gas wells and leases located in West Virginia. The Company's proved reserves for the years ended December 31, 2001, 2000 and 1999 are set forth below:
                                       -9-


                                                                      December 31,
                                             ----------------------------------------------------
                                              2001                  2000                  1999
                                             --------           -----------           -----------
Natural Gas (MMcf)
    Developed                               1,133,839                -                    -
    Undeveloped                               -                      -                    -
     Total Proved                           1,133,839               356,196               -
Crude Oil (MBbl)
    Developed                                 147,876             1,138,144             1,225,648
    Undeveloped                               -                     210,610               210,610
     Total Proved                             147,876             1,348,754             1,436,258


         These estimates are bases primarily on the reports of Donald C. Kasterson, Certified Petroleum Geologist for natural gas, and Robert L. Richards, Geologist for oil. Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the Securities and Exchange Commission. See SFAS 69 Supplemental Disclosures included as part of the Consolidated Financial Statements of the Company.

         Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf"), produced by the Company for the past three fiscal years.


                                                                   Years ended December 31,
                                               ------------------------------------------------------------
Average sales price:                            2001                       2000                      1999
-------------------                            ------                     ------                    ------
    Gas (per mcf)                             $  5.22                 $    -                       $  3.04
    Oil (per bbl)                               16.22                      24.67                     13.83
Average cost of production:
    Gas (per mcf)                               -                      $   -                          1.31
    Oil (per bbl)                                4.05                       3.38                      7.52

         The Company has not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of the Company's last fiscal year.

         The following schedule sets forth the capitalized costs relating to oil and gas producing activities by the Company for the past three fiscal years.


                                                                         Years ended December 31,
                                                     ---------------------------------------------------------
                                                        2001                   2000                  1999
                                                   -------------         -------------        ----------------
Proved oil and gas
  producing properties
  and related lease
  and well equipment                                 $ 3,617,505           $ 3,372,880            $ 4,730,577
Unproved oil and gas
  properties                                             114,426               180,000                180,000
Accumulated depreciation
  and depletion                                       (1,009,429)             (269,365)               (25,930)
                                                     -----------           ------------           -----------
Net Capitalized Costs                                $ 2,722,502           $ 3,283,515            $ 4,884,647
                                                     ===========           ============           ===========

         The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to the Company's proved oil and gas reserves.


                                                                             Years ended December 31,
                                                       -----------------------------------------------------------
                                                            2001                 2000                    1999
                                                       --------------      ---------------         ---------------
Standardized measure,
  beginning of year                                       $4,425,778           $5,216,987               $9,495,694
Oil and gas sales, net
  of production costs                                          -                      -                   (313,619)
Sales of mineral in place                                 (1,039,658)          (1,611,730)              (3,965,088
Purchases                                                                         820,521                      -
Net change due to revisions
  in quantity estimates                                      263,874               -                       -
                                                        ------------   -------------------       ------------------
Standardized measure,
  end of year                                             $3,649,994           $4,425,778               $5,216,987
                                                          ==========           ===========              ===========

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

         (a) On February 7, 2001, the United States Bankruptcy Court, Southern District of Texas, entered an Order Granting Motion to Dismiss Chapter 7 Case in the action entitled In Re: Trans Energy, Inc., Case No. 00-39496-H4-7. The Order dismissed the involuntary bankruptcy action instituted against the Company on October 16, 2000. The sole petitioning creditor named in the Involuntary Petition was Western Atlas International, Inc. ("Western"). An Order for Relief Under Chapter 7 was entered by the Court on November 22, 2000.

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

                  The Settlement Agreement provided that, subject to the approval of the Bankruptcy Court, the Company agreed to pay to the Baker Entities $759,664.31, plus interest at 10%. In addition to the $200,000 payable from the escrow, the Company pledged as collateral certain properties, personal property and fixtures and two directors each pledged 750,000 shares of the Company's common stock which they personally own. Subsequently, the Company assigned the income stream from the sale of oil in the Pinon Fee #1, Sagebrush #1 and Sagebrush #2 to the Baker Entities as payments toward the amounts owed. Management believes that this payment will satisfy the Baker Entities until the obligation can be paid in full.

         (b) On April 10, 2000, Bellevue Resources, Inc. recorded and served a Notice and Statement of Lien in the Sixth Judicial District, Campbell County, Wyoming, against the Company for non- payment of services. The Company recorded a liability of $78,651 in its financial statements under accounts payable for the year ended December 31, 2000 to reflect this claim. Bellevue Resources has agreed to take certain lease acreage in Campbell County, Wyoming held by the Company as payment for this liability. The Company has agreed to this settlement and management anticipates the transaction will be finalized during the second quarter of 2002.

         (c) On September 22, 2000, Tioga Lumber Company obtained a judgment of $43,300 plus interest in the Circuit Court of Pleasants County, West Virginia, against Tyler Construction Company for breach of contract. The Company has accrued $47,741 which is included in the Company's financial statements for the year ended December 31, 2000 under accounts payable. Management has represented that the Company has reached a negotiated payment schedule with Tioga. The Company has made the initial payment pursuant to the settlement and management expects the full amount will be paid by the third quarter 2002.

         (d) On April 16, 2001, Ross Forbus obtained a judgment of $428,018 against the Company to satisfy a promissory note previously entered into by the Company with Mr. Forbus on April 8, 1996. The Company has agreed to payment terms and has made small payments to Mr. Forbus. Management is currently attempting to extend the term of the payments.

         (e) On December 26, 2001, George Hillyer filed a suit against the Company and William F. Wooburn and Loren E. Bagley individually. The action seeks $250,750 in connection with certain services performed for the Company. Management has indicated that the suit is not justified and that the Company and the individual defendants intend to vigorously defend the action. The Company has not accrued any amounts for these claims as of December 31, 2001 because the Company feels that the based on its defenses against the claims it will have no additional liability. Due to the early stage of the litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

         (f) In September 2001, the Securities and Exchange Commission filed a civil action in the United States District Court for the District of Columbia (Civil Action No. 1:01CV020060) against Trans Energy, Inc. (the "Company") and two of its directors, Loren E. Bagley and William
         F. Woodburn. The complaint alleged violations of the anti-fraud and reporting provisions of the federal securities laws in connection with press releases, wesbite postings, and Commission filings. The Commission's complaint sought injunctive relief and civil penalties.

                  On February 26, 2002, the District Court entered a permanent injunction against the Company, Mr. Bagley, and Mr. Woodburn, permanently enjoining them from future violations of the Securities Exchange Act of 1934 and certain rules promulgated thereunder. The Court also ordered Messrs. Bagley and Woodburn to each pay a $20,000 civil penalty. The Company, Mr. Bagley and Mr. Woodburn consented to entry of the permanent injunction and the imposition of civil penalties without admitting or denying the Commission's allegations. Messrs. Bagley and Woodburn have each paid their civil penalty.

         (g) In January 2002, a suit entitled Dennis L. Spencer vs. Trans Energy, Inc. and Messrs. Woodburn and Bagley was filed in the Circuit Court of Ritchie County, West Virginia ( Civil Action No. 02-C-02). The complaint alleges that the Company sold certain assets which Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. Management believes the suit is without merit and intends to vigorously defend the action. The Company has not accrued any amounts for these claims as of December 31, 2001 because the Company feels that the based on its defenses against the claims it will have no additional liability. Due to the early stage of the litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 2001.

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

                                            High              Low
                                            ----              ---
        2001
                First Quarter              $   .07          $   .043
                Second Quarter             $   .051             .023
                Third Quarter              $   .03          $   .01
                Fourth Quarter             $   .02          $   .007
        2000
                First Quarter              $   .35          $   .065
                Second Quarter             $   .22          $   .10
                Third Quarter              $    .155        $   .0156
                Fourth Quarter             $   .31          $   .04


         As of December 31, 2001, there were approximately 290 holders of record of the common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.
                                      -13-

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

         In 2001, the Company issued 4,655,000 shares of its common stock for services and conversion of debt valued at an average of $.03 per share, or an aggregate of $141,305. All of these shares were issued pursuant to registration statements on Form S-8.

         Except for the conversion of debentures pursuant to registration statements, issuances of securities by the Company were made in reliance upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) thereunder. Issuances of shares conversion of debentures was pursuant to the exemption provided by Section 3(a)(9) of said Act.

Item 6.           Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

                              Results of Operations

         The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Statements of Operations for the two most recent fiscal years ended December 31, 2001, and 2000. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                                                   Fiscal Years Ended
                                                                                         December 31,
                                                                                   2001            2000
                                                                                   ----            ----
Total revenues........................................................             100%             100%
Total costs and expenses..............................................             192              335
Total other income (expenses).........................................             (26)            (127)
Loss before taxes and extraordinary item .............................            (118)            (362)
Extraordinary item - gain on disposal of debt.........................               3               24
Income taxes..........................................................               -                -
Net (loss)............................................................             115              338

For the Year Ended  December  31, 2001  Compared to the Year Ended  December 31,
2000

         Total revenues of $1,278,227 for the year ended December 31, 2001 ("2001") increased 14% when compared to $1,125,257 for the year ended December 31, 2000 ("2000"). In 2001, oil made up 30% of total revenues compared to 70% in 2000. Accordingly, gas sales increased from 30% of sales in 2000 to 70% in 2001. This increase in gas revenues was due to higher gas prices and four wells drilled in 2000 and three wells in 2001.

         The Company had a net loss of $1,473,744 for 2001 compared to a net loss of $3,807,071 in 2000. The Company's total costs and expenses decreased 35% in 2001 and, as a percentage of revenues, decreased from 335% in 2000 to 192% in 2001. The cost of oil and gas increased 96% in 2001 due to increased production costs and the addition of wells. As a percentage of revenues, cost of oil increased from 30% in 2000 to 52% in 2001, due to higher production costs. Selling, general and administrative expenses decreased 77% in 2001 when compared to 2000, primarily due to fewer stock issuances for services in 2001. Salaries and wages decreased 29% in 2001 due to the elimination of one full time employee. Depreciation, depletion and amortization increased 171% in 2001 from 2000 due to the re-evaluation of reserves. Interest expense in 2001 decreased 18% from 2000 due to the pay-off of certain notes and the reduction of interest rates.

Net Operating Losses

         The Company has accumulated approximately $18,246,000 of net operating loss carryforwards as of December 31, 2001, which may be offset against future taxable income through 2021. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2001 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

                         Liquidity and Capital Resources

         Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. Working capital at December 31, 2001 was a negative $5,470,698 compared with a negative $4,550,117 at December 31, 2000. This change was primarily attributed to increases in accrued interest and accounts payable. The Company anticipates meeting its working capital needs during the 2002 fiscal year with revenues from operations and possibly from capital raised through the sale of either equity or debt securities. The Company has no other current agreements or arrangements for additional funding and there can be no assurance such funding will be available to the Company or, if available, it will be on acceptable or favorable terms to the Company.

         As of December 31, 2001, the Company had total assets of $3,641,470 and stockholders' deficit of $2,305,796 compared to total assets of $4,299,654 and total stockholders' deficit of $974,095 at December 31, 2000.

         In 1998, the Company issued $4,625,400 face value of 8% Secured Convertible Debentures Due March 31, 1999. A portion of the proceeds were used to acquire the GCRL properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At December 31, 2001, the Company owed $331,462 in connection with the debentures consisting of $50,000 for a debenture and $281,462 in penalties and interest.

         Because the Company has generated significant losses from operations through December 31, 2001, and has a working capital deficit at December 31, 2001, there exists substantial doubt about its ability to continue as a going concern. Revenues have not been sufficient to cover operating costs and to allow the Company to continue as a going concern. Potential proceeds from the future sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these endeavors are not successful, management is committed to meeting the operational cash flow needs of the Company.

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, was adopted as of April 1, 2001. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

         In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortize, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 and 142 did not affect the Company's consolidated financial statements.

         On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although management has not completed the process of determining the effect of this new accounting pronouncement, it currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long- Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect on the Company's financial statements.

Item 7.           Financial Statements

         The Company's financial statements as of and for the fiscal years ended December 31, 2001 and 2000 have all been examined to the extent indicated in their report by H J & Associates, LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         This Item is not Applicable.

                                    PART III

Item 9.           Directors,  Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, ages, and offices held with the Company by it's directors and executive officers:

         Name                 Position             Director Since           Age
         ----                 --------             --------------           ---
Robert L. Richards        President, C.E.O.        September 2001            56
                            and Director
Loren E. Bagley           Vice President           August 1991               59
                            and Director
William F. Woodburn       Secretary / Treasurer    August 1991               60
                            and Director
John B. Sims              Director                 January 1988              76

         On July 2, 2001, Gary F. Lawyer tendered his resignation as a director, effective June 29, 2001, for personal reasons and to pursue other ventures. Mr. Lawyer agreed to continue to work with Trans Energy on a consulting basis as needed. Mr. Lawyer served as a director of Trans Energy since February 1998.

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

         The business experience of each of the persons listed above during the past five years is as follows:

         Robert L. Richards became a director and was appointed President and C.E.O. of the Company in September 2001. From 1982 to the present, he has been President of Robert L. Richards, Inc. as a consulting geologist with 27 years experience in the petroleum industry. He has also served as a geologist with Exxon, exploration geologist with Union Texas Petroleum, and regional exploration manager for Carbonit Exploration, Inc. From 2000 to the present, he has been President and C.E.O. of Derma - Rx, Inc., a formulator and marketer of skin care products. Also, from 1992 to August 2000, Mr. Richards was C.E.O. of Kaire Nutraceuticals, Inc., a developer and marketer of health and nutritional products. Mr. Richards served as Vice President of Continental Tax Corporation from March 1989 to August 1992. He has five and one-half years experience in the United States Air Force as an Instructor Pilot. Mr. Richards holds a B.S. degree in geology from Brigham Young University.

         Loren E. Bagley served as President and C.E.O. of the Company from September 1993 to September 2001, at which time he resigned as President and was appointed Vice President. From 1979 to the present, Mr. Bagley has been self -employed in the oil and gas industry as president, C.E.O. or vice president of various corporations which he has either started or purchased, including Ritchie County Gathering Systems, Inc. Mr. Bagley's experience in the oil and gas industry includes acting as a lease agent, funding and drilling of oil and gas wells, supervising production of over 175 existing wells, contract negotiations for purchasing and marketing of natural gas contracts, and owning a well logging company specializing in analysis of wells. Prior to becoming involved in the oil and gas industry, Mr. Bagley was employed by the United States government with the Agriculture Department. Mr. Bagley attended Ohio University and Salem College and earned a B.S. Degree.

         William F. Woodburn has served as Vice President of the Company from August 1991 to September 2001, at which time he resigned as Vice President and was appointed Secretary / Treasurer. Mr. Woodburn has been actively engaged in the oil and gas business in various capacities for the past twenty years. For several years prior to 1991, Mr. Woodburn supervised the production of oil and natural gas and managed the pipeline operations of Tyler Construction Company, Inc. and Tyler Pipeline, Inc. Mr. Woodburn is a stockholder and serves as President of Tyler Construction Company, Inc., and is also a stockholder of Tyler Pipeline, Inc. which owns and operates oil and gas wells in addition to natural gas pipelines, and Ohio Valley Welding, Inc. which owns a fleet of heavy equipment that services the oil and gas industry. Prior to his involvement in the oil and gas industry, Mr. Woodburn was employed by the United States Army Corps of Engineers for twenty four years and was Resident Engineer on several construction projects. Mr. Woodburn graduated from West Virginia University with a B.S. in civil engineering.

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

Cash Compensation

         The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the years ended December 31, 2001, 2000 and 1999, to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                           Summary Compensation Table
                                                              Other        All
                                                             Annual       Other
Name and                                                      Compen-    Compen-
Principal Position           Year      Salary       Bonus     sation     sation
------------------          ------    -------       -----     ------     ------
Robert L. Richards            2001    $   -0-      $  -0-     $  -0-     $  -0-
  President and C.E.O.
Loren E. Bagley,              2001    $   -0-      $  -0-     $  -0-     $  -0-
  President and C.E.O.        2000    $   -0-      $  -0-     $  -0-     $  -0-
                              1999    $   -0-      $  -0-     $  -0-     $  -0-


Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best knowledge of the Company as December 31, 2001, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.

Name and Address              Amount and Nature of          Percent
of Beneficial Owner           Beneficial Ownership        of Class(1)
-------------------           --------------------        -----------
Robert L. Richards                     1,691,287(2)              1.0%
  210 Second Street
  St. Marys, WV 26170
Loren E. Bagley *                      2,074,527(3)              1.2%
  210 Second Street
  St. Marys, WV 26170
William F. Woodburn *                  2,067,394(4)              1.2%
  210 Second Street
  St. Marys, WV 26170
John B. Sims *                           302,614(5)              0.2%
  210 Second Street
  St. Marys, WV 26170
All directors and executive            6,135,822(6)              3.5%
  officers as a group
  (4 persons in group)
-----------------------
*  Director and/or executive officer
 Note: Unless otherwise indicated in the footnotes below, TSRG has been advised that each person above has sole voting power over the shares indicated above.

(1) Based upon 176,683,189 shares of common stock outstanding on December 31, 2001,but does not take into consideration stock options owned by certain officers and directors entitling the holders to purchase an aggregate of 650,000 shares of common stock and which are currently exercisable. Therefore, for purposes of the table above, 177,333,189 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange
         Commission under the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 2001 and assumes the exercise of stock options held by such person (but not by anyone else) exercisable within sixty days.
(2) Includes 1,012,670 shares held in the name of Argene Richards, wife of Mr. Richards.

(3) Includes 312,500 shares that may be acquired by Mr. Bagley pursuant to stock options exercisable at $.50 per share and 50,000 shares of common stock held in the name of Carolyn S. Bagley, wife of Mr. Bagley, over which Ms. Bagley retains voting power.
(4) Includes 312,500 shares that may be acquired by Mr. Woodburn pursuant to stock options exercisable at $.50 per share and 31,250 shares of common stock in the name of Janet L. Woodburn, wife of Mr. Woodburn, over which shares Ms. Woodburn retains voting power.
(5) Includes 25,000 shares that may be acquired by Mr. Sims pursuant to stock options exercisable at $.50 per share and 13,807 shares of common stock held jointly with Virginia Sims, wife of Mr. Sims.
(6) Includes 650,000 shares that may be acquired by certain directors pursuant to stock options exercisable at $.50 per share.

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

         (a) Loren E. Bagley is President of Sancho, a principal purchaser of The Company's natural gas. Mr. Bagley's wife, Carolyn S. Bagley is a director and owner of 33% of the outstanding capital stock of Sancho. Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index or the published Inside F.E.R.C. Index, at The Company's option, for the first 1,500 Mcf purchased per day by Hope and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for the Company there can be no assurance that prices paid by the Company to suppliers will be lower than the price which the Company would receive under the Hope arrangement. During 2001, the Company paid Sancho an aggregate of approximately $3,180 pursuant to such contract.

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

         (b)      Reports on Form 8-K

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

                               TRANS ENERGY, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

                                 C O N T E N T S


Independent Auditors' Report ........................................... F-3

Consolidated Balance Sheet ............................................. F-4

Consolidated Statements of Operations .................................. F-6

Consolidated Statements of Stockholders' Equity (Deficit)............... F-7

Consolidated Statements of Cash Flows .................................. F-8

Notes to the Consolidated Financial Statements .........................F-10

         McGLADREY NETWORK                             American Institute of
         -----------------                              Certified Public
An Independently Owned Member                             Accountants
         Worldwide Services
  Through RSM International                            Utah Association of
                                                        Certified Public
                                                           Accountants

                                                       SEC Practice Section
                                                        Private Companies
                                                        Practice Section


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Trans Energy, Inc. and Subsidiaries
St. Marys, West Virginia

We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans Energy, Inc. and Subsidiaries as of December 31, 2001 and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $25,251,849 and has a working capital deficit of $5,471,698 at December 31, 2001, which together raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/HJ & Associates, LLC
-----------------------
   HJ & Associates, LLC
   Salt Lake City, Utah
   March 15, 2002

         50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
               Telephone (801) 328-4408 * Facsimile (801) 328-4461

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                        December 31,
                                                            2001
                                                    -------------------

CURRENT ASSETS

   Cash                                             $             1,491
   Accounts receivable, net (Note 1)                            186,478
                                                    -------------------

     Total Current Assets                                       187,969
                                                    -------------------

PROPERTY AND EQUIPMENT (Note 2)

  Vehicles                                                       59,013
  Machinery and equipment                                        10,092
  Pipelines                                                   2,254,908
  Well equipment                                                 49,155
  Wells                                                       3,559,644
  Leasehold acreage                                             114,426
  Accumulated depreciation                                   (2,602,528)
                                                    -------------------

     Total Fixed Assets                                       3,444,710
                                                    -------------------

OTHER ASSETS

  Cash surrender value - life insurance (net)                     8,791
                                                    -------------------

     Total Other Assets                                           8,791
                                                    -------------------

     TOTAL ASSETS                                   $         3,641,470
                                                    ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                December 31,
                                                                    2001
                                                            -------------------

CURRENT LIABILITIES

   Accounts payable - trade                                 $           754,552
   Notes payable - convertible (Note 12)                                 41,575
   Accrued expenses                                                     619,678
   Salaries payable                                                     642,662
   Notes payable - current portion (Note 3)                           1,311,695
   Judgments payable (Note 7)                                         1,228,964
   Related party payables (Note 4)                                      704,829
   Debentures payable (Note 9)                                          331,462
   Dividends payable (Note 1)                                            23,250
                                                            -------------------

     Total Current Liabilities                                        5,658,667
                                                            -------------------

LONG-TERM LIABILITIES

   Judgments payable (Note 7)                                             6,434
   Notes payable (Note 3)                                               282,165
                                                            -------------------

     Total Long-Term Liabilities                                        288,599
                                                            -------------------

     Total Liabilities                                                5,947,266
                                                            -------------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 6)

   Preferred stock; 10,000,000 shares authorized
    at $0.001 par value; 300 shares issued
    and outstanding                                                    --
   Common stock; 500,000,000 shares authorized
    at $0.001 par value; 176,683,189 shares issued
    and outstanding                                                     176,682
   Capital in excess of par value                                    22,769,371
   Accumulated deficit                                              (25,251,849)
                                                            -------------------

     Total Stockholders' Equity (Deficit)                            (2,305,796)
                                                            -------------------

     TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY (DEFICIT)                     $         3,641,470
                                                            ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations



                                                            For the Years Ended
                                                                  December 31,
                                                       -----------------------------------
                                                            2001                2000
                                                       ---------------   -----------------
                                                                  (Restated)

 REVENUES                                              $   1,278,227    $   1,125,257
                                                         --------------    -----------


Cost of oil and gas                                          668,893          340,950
 Salaries and wages                                          275,931          383,142
 Depreciation, depletion and amortization                    895,884          330,469
 Selling, general and administrative                         617,120        2,712,591
                                                         --------------    -----------
   Total Costs and Expenses                                2,457,828        3,767,152

LOSS FROM OPERATIONS                                      (1,179,601)      (2,641,895)
                                                         --------------    -----------

OTHER INCOME (EXPENSE)
 Other income                                                 16,026           14,850
 Interest expense                                           (348,920)        (425,930)
 Loss on sale and valuation of assets (Note 1 and 2)          (2,151)      (1,020,188)
                                                         --------------    -----------

Total Other Income (Expense)                                (335,045)      (1,431,268)
                                                         -------------     -----------

LOSS FROM OPERATIONS BEFORE INCOME TAXES,
 EXTRAORDINARY ITEM AND MINORITY INTERESTS                (1,514,646)      (4,073,163)
                                                         --------------    -----------

INCOME TAXES (Note 1)                                           --               --
                                                         --------------    -----------

EXTRAORDINARY ITEM

 Gain on disposition of debt                                  40,902          266,092
                                                         --------------    -----------
MINORITY INTERESTS                                              --               --
                                                         --------------    -----------

NET LOSS - attributed to common shareholders           $  (1,473,744)   $  (3,807,071)
                                                         ==============    ===========


DIVIDEND ON PREFERRED STOCK                            $      23,250             --
                                                         ==============    ===========
BASIC LOSS PER SHARE

  Operations                                           $       (0.01)   $     (0.05)
  Gain on disposition of debt                          $        --      $      0.00

      Total Basic Loss Per Share                       $       (0.01)   $     (0/05)
                                                         ==============    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                            175,981,559       77,197,928
                                                         ==============    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                                                    Capital in
                                           Preferred Stock                 Common Stock             Excess of           Accumulated
                                       Shares          Amount         Shares         Amount         Par Value            Deficit
                                       ------          ------         ------         ------         ---------            -------

Balance, December 31, 1999                      --     $     --        7,107,746    $      7,107    $ 15,250,242   $(19,887,784)

Common stock issued for cash
  at $0.05 per share                            --           --        1,691,287           1.691          81,309           --

Common stock issued for services
  and conversion of debt to equity
  at $0.12 per share                            --           --       11,722,383          11,722       1,411,201           --

Common stock issued for conversion
  of debentures, penalty and interest
  at $0.04 per share                            --           --      151,930,806         151,931       5,502,060           --

Cancellation of common stock                    --           --         (423,833)           (424)            424           --

Preferred stock issued for
  acquisition                                    300         --             --              --           300,000           --

Discount for beneficial conversion
  feature of preferred stock                    --           --             --              --            60,000        (60,000)

Warrants granted below
  market value                                  --           --             --              --             3,497           --

Net loss for the year ended
  Decemger 31, 2000 (Restated)                  --           --             --              --              --       (3,807,071)
                                        ------------   ----------   ------------    ------------    ------------   ------------

Balance, December 1, 2000                        300   $     --      172,028,189    $    172,027    $ 22,608,733   $(23,754,855)

Common stock issued for
  services at $0.03 per share                   --           --        4,655,000           6,655         136,650           --

Discount on beneficial conversion
  feature of notes payable                      --           --             --              --            23,988           --

Dividend on preferred stock
  at 7.75%                                      --           --             --              --              --          (23,250)

Net loss for the year ended
  December 31, 2001                             --           --             --              --              --       (1,473,744)
                                        ------------   ----------   ------------    ------------    ------------   ------------

Balance, December 31, 2001                       300   $     --      176,683,189    $    176,682    $ 22,769,371   $(25,251,849)
                                        ============   ==========   ============    ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  SPLIT TABLE


                                                                                                  For the Years Ended
                                                                                                       December 31,
                                                                                    --------------------------------------------
                                                                                            2001                      2000
                                                                                    ------------------          ----------------
                                                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                            $   (1,473,744)             $   (3,807,071)
Adjustments to reconcile net loss to net cash (used) by
  operating activities:
    Depreciation, depletion and amortization                                               895,884                     330,469
    Loss on valuation of wells                                                              36,577                   1,022,287
    Loss on impairment of leases                                                            60,756                        -
    Loss (gain) on disposition of assets                                                   (95,182)                     (2,199)
    Common stock issued for services
      and beneficial conversion features                                                   165,293                   1,274,579
    Gain on disposition of debt                                                            (40,902)                   (266,092)
Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                                            (115,472)                     56,148
    Decrease in erstricted cash                                                             65,689                     196,400

    Decrease in prepaid and other current assets                                             1,420                       2,372
    Increase in accounts payable and accrued expenses                                      472,927                     852,693
    (Decrease) in judgments payable                                                       (154,625)                       -
                                                                                    ------------------          ----------------
      Net Cash (Used) by Operating Activities                                             (181,379)                   (340,314)
                                                                                    ------------------          ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property and equipment                                             100,000                      12,000
  Expenditures for property and equipment                                                 (281,203)                   (269,520)
                                                                                    ------------------          ----------------
      Net Cash (Used) by Investing Activities                                             (181,203)                   (257,520)
                                                                                    ------------------          ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase (decrease) in cash overdraft                                                    (11,608)                     11,608)
  Common stock issued for cash                                                                 -                        83,000
  Proceeds from related parties                                                            401,692                      126.572
  Principal payments on notes payable                                                     (110,871)                    (116,715)
  Proceeds from notes payable                                                               43,285                      479,892
  Proceeds from convertible notes payable                                                   41,575                          -
                                                                                    ------------------          ----------------
      Net Cash Provided by Financing Activities                                     $      364,073              $       584,357



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                                                                  For the Years Ended
                                                                                                       December 31,
                                                                                    --------------------------------------------
                                                                                            2001                      2000
                                                                                    ------------------          ----------------
                                                                                                                   (Restated)

NET INCREASE IN CASH                                                                $        1,491              $      (13,477)

CASH AND CSH EQUIVALENTS, BEGINNING OF YEAR                                                     -                       13,477
                                                                                    ------------------          ----------------
CASH AND CASH EQUIVALENTS, DNE OF YEAR                                              $         1,491             $          -
                                                                                    ==================          ================
CASH PAID FOR:
  Interest                                                                          $        87,939             $          -
  Income taxes                                                                      $           -               $          -

NON-CASH FINANCING ACTIVITIES:
  Common stock issued for services
    and beneficial conversion features                                              $       165,293             $    1,334,579
  Common stock issued for debt                                                      $       597,666             $    5,742,335
  Note payable issued for vehicle                                                   $           -               $        6,532


              T6he accompanying notes are an integral part of these
                       consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000



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

              Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company=s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              b.  Accounting Method (Continued)

              If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. During the year ended December 31, 2001, the Company sold 100% of a tract of leasehold acreage for $100,000. The sale resulted in a gain of $95,182. During the year ended December 31, 2001, the Company recognized a loss of $60,756 relating to leasehold acreage for which the leases had expired.

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

              All references to shares have been retroactively restated to reflect a 1-for-4 reverse stock split.


                                                                                 2001                   2000
                                                                         --------------------    -------------------

              Numerator:
                Loss from operations                                     $    (1,514,646)        $    (4,073,163)

                Gain on disposition of debt                              $        40,902         $       266,092

              Denominator - wedighted average shares                         175,981,559              77,197,928

              Net loss per share:
                Loss from Operations                                     $        (0.01)         $         (0.05)
                Gain on disposition of debt                                          --                     0.00

                  Total Basic Loss Per Share                             $        (0.01)         $         (0.05)


              d. Provision for Taxes

              At December 31, 2001, the Company had net operating loss carryforwards of approximately $18,246,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Provision for Taxes (Continued)

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                  For the Years Ended
                                                                       December 31,
                                                             ----------------------------
                                                                  2001            2000
                                                             ------------    ------------

              Income tax benefit at statutory rate           $    515,161       $ 384,508
              Change in valuation allowance                      (515,161)      ( 384,508)
                                                             ------------    -------------
                                                             $      --       $      --
                                                             ============    =============

              Deferred tax assets (liabilities) are comprised of the following:

                                                                  For the Years Ended
                                                                       December 31,
                                                             ------------------------------
                                                                  2001            2000
                                                             ------------    --------------

Income tax benefit at statutory rate                         $  6,933,470    $  6,418,309
Change in valuation allowance                                  (6,933,470)     (6,418,309)
                                                             ------------    --------------
                                                             $      --       $      --
                                                             ============    ==============

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

              g. Presentation

              Certain 2000 balances have been reclassified to conform to the presentation of the 2001 consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              h. Depreciation

              Fixed assets are stated at cost. Depreciation on vehicles, machinery and equipment is provided using the straight line method over expected useful lives of five years. Depreciation on pipelines and well equipment is provided using the straight-line method over the expected useful lives of fifteen years. Wells are being depreciated using the units-of-production method on the basis of total estimated units of proved reserves.

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

              k.  Changes in Accounting Principles

              The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)@ This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial- components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

              This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Changes in Accounting Principles
(Continued)

              The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. he adoption of this principle had no material effect on the Company's consolidated financial statements.

              SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

              SFAS No.  141  provides  standards  for  accounting  for  business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

              SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              k.  Changes in Accounting Principles (Continued)

              If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

              While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

              SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

              SFAS No.  144 - On  October  3,  2001,  the  Financial  Accounting
              Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS
              121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

              SFAS 144 develops one accounting model (based on the model in SFAS
              121) for long- lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              k.  Changes in Accounting Principles (Continued)

              SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred.

              Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

              l.  Accounts Receivable

              Accounts receivable are shown net of an allowance for bad debt of $1,800 at December 31, 2000.

              m.  Preferred Stock

              The Company has authorized 10,000,000 shares of $0.001 par value preferred stock. The preferred stock shall have preference as to dividends and to liquidation of the Company. The board of directors has determined that the 300 preferred shares outstanding at December 31, 2000 valued at $300,000 are convertible into common stock at a 20% discount from the closing price of the common stock on the date of conversion and bears interest at prime plus 1% (9% at December 31, 2000). The conversion discount of $60,000 has been recorded and is included in retained deficit at December 31, 2000. During the year ended December 31, 2001, the Company declared a dividend of $23,250 on the preferred stock. Subsequent to year end, the Company converted the preferred stock and accrued dividend payable into 16,835,938 shares of common stock. The common stock was valued at 80% of the closing price on August 31, 2001 which was the dividend declaration date.

NOTE 2 -      OIL AND GAS PROPERTY

              At December 31, the Company's proved properties consist of costs in the following areas net of accumulated depletion of $995,661

                                                           2001
                                                    -----------------
              Wyoming                               $       2,050,167
              West Virginia                                   513,816
                                                    -----------------
                                                    $       2,563,983

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 2 -      OIL AND GAS PROPERTY (Continued)

              Productive Gas Wells

              The following summarizes the Company's productive oil and gas wells as of December 31, 2001. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.

                                               Gross                Net
                                        ------------------  -----------------

              Productive oil wells                       6               1.93
              Productive gas wells                       7               5.25
                                        ------------------  -----------------
                                                        13               7.18
                                        ==================  =================

              The Company does not operate any of these wells.

              Oil and Gas Acreage

              The following table sets forth the undeveloped leasehold acreage, by area, held by the Company as of December 31, 2001. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which the Company has a working interest. Net acres are the sum of the Company's fractional interests owned in the gross acres. In certain leases, the Company's ownership varies at different depths; therefore, the net acres in these leases are calculated using the lowest ownership interest at any depth.

                                             Gross                Net
                                      ------------------  -----------------

              Wyoming                             16,678             13,687
              West Virginia                          424                424
                                      ------------------  -----------------

                  Total acres                     17,102             14,111
                                      ==================  =================

NOTE 3 -      LONG-TERM DEBT

              The Company had the following debt obligations at December 31, 2001:

              First National Bank of St. Marys, $9,244 payable monthly,
                12.5% interest rate, secured by equipment and personal
                guarantee of officers.                                         $         430,167

              Union Bank of Tyler County, interest at 11.5% due quarterly, renewable, due on demand, secured by equipment and
                personal guarantee of officers.                                           19,733
                                                                               -----------------

              Balance forward                                                  $         449,900
                                                                               -----------------

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 3 -      LONG-TERM DEBT (Continued)

              Balance forward                                                                    $         449,900

              Union Bank of Tyler  County,  principal  and interest  payments of
                $799 due monthly, interest rate of 14%, due September 25, 2004,
                secured by vehicle and personal guarantee of officers.                                      21,746

              Wesbanco, interest payable quarterly, prime +2%, due on demand,
                secured by officers' personal assets.                                                      300,000

              Note payable to an individual, due on demand, bearing interest at
                9.75%, interest payments due monthly, unsecured.                                           292,078

              Union Bank of Tyler County, principal and interest payments of
                $230 due monthly, interest at 16.0%, secured by vehicle of the
                Company.                                                                                     4,217

              Note due to a private individual, due on demand with interest
                at 20%, secured by personal guarantee of officers.                                         200,919

              Note payable to Raven Group, interest imputed at 10%, due on
                demand, unsecured.                                                                         325,000
                                                                                                 -----------------

                          Total                                                                          1,593,860

                          Less Current Portion                                                          (1,311,695)
                                                                                                 -----------------

                          Total Long-Term Debt                                                   $         282,165
                                                                                                 =================

              Future maturities of long-term debt are as follows:

                          2002                                                                $          1,311,695
                          2003                                                                              89,234
                          2004                                                                              96,668
                          2005                                                                              96,263
                          2006                                                                                   -
                          2007 and thereafter                                                                    -
                                                                                              --------------------

                               Total                                                          $          1,593,860
                                                                                              ====================

NOTE 4 -      RELATED PARTY TRANSACTIONS

              a. Marketing Agreement - Sancho

              Natural gas delivered through the Company's pipeline network is sold either to Sancho Oil and Gas Corporation ("Sancho"), a company owned by the President of the Company, at the industrial facilities near Sistersville, West Virginia, or to Hope, a local utility, on a year long basis ending January 31, 2002 at a variable price per month per Mcf.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000



NOTE 4 -      RELATED PARTY TRANSACTIONS (Continued)

              a. Marketing Agreement - Sancho (Continued)

              Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho.

              b.  Receivables

              The Company has various receivables from and payables to the officers and companies of the officers. These amounts have been grouped together with a net payable of $704,829 at December 31, 2001. The net payable bears interest at 10%, is due on demand and is unsecured.

NOTE 5 -      ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

              The Company's marketing arrangement with Sancho accounted for approximately 82% and 84% of the Company's revenue for the years ended December 31, 2001 and 2000, respectively in Tyler Construction Company. This marketing agreement is in effect until December 1, 2008. Another customer also generated sales of 99% and 99% of Ritchie County total sales in 2001 and 2000, respectively.

NOTE 6 -      STOCKHOLDERS' EQUITY

              In 2000, the Company issued 1,691,287 shares of common stock for cash of $83,000. The Company issued 11,722,383 shares of common stock for services and conversion of debt at approximately $0.12 per share or a total of $1,422,923. The shares for services were issued after the services had been performed and were valued at the closing prices on the dates of issue. The Company also issued 151,930,606 shares of common stock to convert debentures, interest and penalties at approximately $0.04 per share or $5,653,991 (See
              Note 9). Additionally, the Company canceled 423,833 shares of common stock that had been previously authorized but never issued, the Company does believe it has any further obligation related to these shares.

              In 2001, the Company issued 4,655,000 shares of common stock for services rendered. The shares were valued at an average price of $0.03 per share for total consideration of $141,305. The shares were issued after the services were rendered and were valued at the closing price on the dates of issue.

              A foreign judgment has been filed with the circuit court in Pleasants County, West Virginia for a judgment against the Company by Tioga Lumber Company (Tioga) rendered by the District Court in Harris County, Texas for non-payment of an accounts payable. The judgment is for $46,375 plus prejudgment interest at 10.00%.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 7 - JUDGMENTS PAYABLE (Continued)

              On February 28, 2002, the Company and Tioga reached an agreement wherein the Company would pay Tioga $10,000 by March 5, 2002 and $8,000 per month thereafter. The court appointed a special commissioner to act as an arbitrator if the Company defaults. The special commissioner would attach a lien if property is found which does not have a lien attached. At December 31, 2001, the balance due to Tioga was $47,234 and is included in judgments payable and is classified as a current liability.

              In January 2002, Dennis L. Spencer filed suit against the Company and William F. Woodburn and Loren E. Bagley in the Circuit Court of Ritchie County, West Virginia (Civil Action No. 02-C-02). The complaint alleges that the Company sold certain assets that Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. Management believes the suit is without merit and intends to vigorously defend the action. The Company has not accrued any amounts for these claims as of December 31, 2001 because the Company feels that based on its defenses against the claims that the Company will have no additional liability. Due to the early stage of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

              On December 26, 2001, George Hillyer filed a suit against the Company and William F. Woodburn and Loren E. Bagley, individually. The action seeks $250,750 in connection with certain services performed for the Company. The Company has indicated that the suit is not justified and that the Company and the individual defendants intend to vigorously defend the action. The Company has not accrued any amounts for these claims as of December 31, 2001 because the Company feels that based on its defenses against the claims that the Company will have no additional liability. Due to the early stage of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

              On April 16, 2001, Ross O. Forbus obtained a judgment against the Company for $428,018 plus post judgment interest at 10.00% per annum. The judgment was obtained to satisfy a previous note payable. The Company has accrued the balance of $428,018 plus accrued interest of $25,372. The total amount of $453,390 is included in judgments payable and is classified as a current liability.

              On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At December 31, 2001, the Company had accrued a balance of $14,669 which is included in judgments payable. $6,434 has been classified as a long-term liability.

              On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non- payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. The Company has accrued a balance of $62,880 which is included in judgment payable as a current liability.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 7 - JUDGMENTS PAYABLE (Continued)

              On April 10, 2000, Bellevue Resources recorded and served its Notice and Statement of Lien in the Sixth Judicial District, Campbell County, Wyoming, against the Company for non-payment of services. The Company had recorded a liability of $78,651 at December 31, 2000. During 2001, the Company entered into a settlement agreement wherein the Company transferred a portion of the Powder River Basin leasehold acreage in Campbell County, Wyoming. At December 31, 2001, the balance was $55,259 that is included judgments payable as a current liability.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
NOTE 7 - JUDGMENTS PAYABLE (Continued)

              The Settlement Agreement provided that, subject to the approval of the Bankruptcy Court, the Company agreed to pay to the Baker Entities $759,664, plus interest at 10%. In addition to the $200,000 payable from the escrow, the Company agreed to pay to the Baker Entities an initial payment of $117,261 within fifteen days from the date of the Dismissal Order (due February 21, 2001).

              The Company also agreed to make additional payments of $100,000 every thirty days following the initial payment, with the first payment due beginning no later than March 23, 2001, continuing until the total obligation plus interest is paid in full. Further, the Company pledged as collateral certain properties, personal property and fixtures and two directors each pledged 750,000 shares of the Company's common stock which they personally own. At December 31, 2001, the Company has a remaining liability of $601,966 which is included in judgments payable as a current liability.

              On September 28, 2001, the U.S. Securities & Exchange Commission ("SEC") filed a civil action in the U.S. District Court for the District of Columbia against the Company, Loren E. Bagley, its President and William Woodburn, its Vice President.

              The SEC sought a judgment against the Company enjoining it from future violations of Sections 10(b) and 13(a) of the Securities and Exchange Act of 1934 (Exchange Act) and Rules 10b-5, 12B-20, 13a-1, and 13a-13. Further, the SEC sought a judgment against Messrs. Bagley and Woodburn enjoining them from future violations of Section 10(b) of the Exchange Act and Rule 10b-5, from aiding and abetting future violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13, and assessing civil penalties against them.

              On February 26, 2002, the United States District Court for the District of Columbia entered a permanent injunction against the Company, its former President, Loren E. Bagley, and its former Vice President and principal financial officer, William F. Woodburn, permanently enjoining them from future violations of Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 (Exchange Act) and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder. The Court's order further enjoins Messrs. Bagley and Woodburn from aiding and abetting violations of Section 13(a) of the Exchange Act and Rules 12b- 20, 13a-1, and 13a-13 thereunder and orders Messrs. Bagley and Woodburn to each pay a $20,000 civil penalty. The Company and Messrs. Bagley and Woodburn consented to entry of the permanent injunction and the imposition of civil penalties without admitting or denying the SEC's allegations.

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2001 of $25,251,849, and has a working capital deficit at December 31, 2001 of $5,471,698.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


              Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company. (See also Notes 10 and 11).

NOTE 9 -      CONVERTIBLE DEBENTURES

              On September 10, 1998, the Company completed a debenture issue of $4,625,400 face value of 8% Secured Convertible Debentures due March 31, 1999 (the "Debentures"). Interest shall accrue from the date of issuance until payment in full of the principal sum has been made or duly provided for. Holders of the Debentures shall have the option, at any time, until maturity, to convert the principal amount of their Debenture, or any portion of the principal amount which is at least $10,000 into shares of the Company's Common Stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the Company's Common Stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the Debentures. Any accrued and unpaid interest shall be payable, at the option of the Company, in cash or in shares of the Company's Common Stock valued at the then effective conversion price.

              Pursuant to the terms of the Debentures, the Company had agreed to file a registration statement with the Commission to register the shares of the Company's Common Stock into which the Debentures may be converted. Upon effectiveness of the registration statement, the shares of the Company's Common Stock underlying the Debentures, when issued, will be deemed registered securities and will not be restricted as to the resale of such securities.

              If the Company failed to file its registration statement within forty-five (45) days from the closing of the Debenture offering, the Company would be obligated to increase by up to fifteen percent (15%) the number of shares issuable upon conversion to each holder.

              The Company failed to obtain an effective registration statement.

              The Company has accrued and fully amortized a discount on the Debentures of $1,445,480 to compensate for the seventy percent (70%) market price conversion and contributed this amount to additional paid-in capital. The Company has also accrued an additional amount of $963,653 as a penalty payable to compensate for the non-filing of the registration statement penalty of 15% and for the 5% discount on the conversion of the debentures penalty and have added these amounts to the debenture payable as of December 31, 1999. In 1999, the Company converted $469,064 of the debenture and $60,102 of the penalties and interest into 4,398,929 shares of common stock.

              In 2000, the Company converted $1,547,655 of interest and penalties and $4,106,337 of the debentures payable into 151,930,606 shares of common stock. At December 31, 2001, the Company owed $331,462 on the debentures consisting of $50,000 for a debenture and $281,462 in penalties and interest.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

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

              Certain financial information concerning the Company's operations in different industries is as follows:

                                                       For the
                                                     Years Ended   Oil and Gas         Pipeline          Corporate
                                                    December 31,      Sales          Transmission        Unallocated
                                                    ------------   ------------      ------------        -----------


Oil and gas revenue                                   2001         $   502,264    $   775,963    $          --
                                                      2000             796,390        328,867               --

Operating loss applicable to
  industry segment                                    2001           1,223,017        250,726               --
                                                      2000           3,429,277        449,336               --

General corporate expenses
 not allocated to industry
 segments                                             2001                --             --                 --
                                                      2000                --             --                 --

Interest expense                                      2001            (232,588)       (85,516)              --
                                                      2000            (380,165)       (57,305)              --

Other income (expenses)                               2001              16,026           --                 --
                                                      2000              14,850           --                 --

Assets
  (net of intercompany accounts)                      2001           3,630,556         10,914               --

Depreciation and amortization                         2001             787,142        108,742               --
                                                                          2000        221,705            108,764

Property and equipment
 acquisitions                                         2001         $   281,203           --                 --

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000



NOTE 11 - OUTSTANDING STOCK OPTIONS (Continued)

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

              Under the accounting provisions of SFAS No. 123, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                                                         December 31,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            -----------------  -------------------
              Net loss:
                As reported                                                  $ (1,473,744)       $ (3,807,071)
                Pro forma                                                    $ (1,473,744)       $ (3,819,936)

              Basic loss per share:
                As reported                                                  $      (0.01)       $      (0.06)
                Pro forma                                                    $      (0.01)       $      (0.06)

              A summary of the status of the Company's stock option plans as of December 31, 2001 and changes during the year is presented below:

                                                                                        December 31, 2000
                                                                                                     Weighted
                                                                                                     Average
                                                                                 Shares            Exercise Price
                                                                           ------------------  -------------------

Outstanding, December 31, 2000                                                  795,057        $              0.50

                  Granted                                                          --                     --
                  Canceled                                                         --                     --
                  Exercised                                                        --                     --
                                                                           ------------------  -------------------

              Outstanding, December 31, 2001                                          795,057  $              0.50
                                                                           ==================  ===================

Exercisable, December 31, 2001                                                        795,057 $               0.50
                                                                           ==================  ===================

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000



NOTE 11 - OUTSTANDING STOCK OPTIONS (Continued)

                                                        Outstanding                           Exercisable
                                           -----------------------------------------  -----------------------
                                                           Weighted
                                                           Average        Weighted                 Weighted
                                              Number       Remaining      Average      Number      Average
                                           Outstanding    Contractual     Exercise   Exercisable   Exercise
              Exercise Prices              at 12/31/00       Life          Price     at 12/31/01   Price
              ---------------              -----------    -----------     --------   -----------   --------

              $ 0.50                         795,057         2.00         $   0.50     795,057     $  0.50

              The 795,057 options were issued at $0.50 which is equal to the market price on the date of issuance. All options are fully vested and have a five year period to be exercised. The options were not issued pursuant to an employee stock option plan.

NOTE 12 -       NOTES PAYABLE - CONVERTIBLE

              Nine (9) convertible  debentures  dated between  February 21, 2001 and April 27, 2001 bearing interest at 10% with interest and principal due upon demand; unsecured; convertible into the Company's
                common stock at $0.035 per share            $       41,575
                                                            --------------

              Less current portion                                 (41,575)
                                                            --------------

              Long-term portion                             $            -
                                                            ==============

              The Company recognized an additional expense of $23,989 because of the additional beneficial feature offered to the debenture holders below the market value. This beneficial conversion feature was expensed currently pursuant to the EITF 96-18 and has been included in the general and administrative expense in the accompanying consolidated statement of operations.

NOTE 13 - PRIOR PERIOD ADJUSTMENT

              The Company has restated its consolidated financial statements for the year ended December 31, 2000 to reflect adjustments related to the preferred stock. The Company inappropriately accrued a dividend payable, when in fact the dividend was not declared until August 2001, and the Company expensed the beneficial conversion feature instead of recording the transaction in the retained deficit. The determination reduced the net loss for the year ended December 31, 2000 by $71,540 and the current liabilities by $11,540. Correction of this error had the following effect on the December 31, 2000 consolidated financial statements:

                                                             Originally             As
                                                              Reported           Restated           Difference
                                                           ---------------  ------------------  ------------------

                  Net loss                                 $    (3,878,611)     $   (3,807,071)     $       71,540
                  Accumulated deficit                          (23,766,395)        (23,754,855)             11,540
                  Loss per share                           $         (0.05)     $        (0.05)                 --


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                                   (Unaudited)



S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES

         (1)                                Capitalized Costs Relating to
                                          Oil and Gas Producing Activities

                                                                                          December 31,
                                                                             -------------------------------------
                                                                                    2001                2000
                                                                             -----------------   -----------------
         Proved oil and gas producing properties and related
           lease and well equipment                                          $      3,372,880    $      3,373,880
         Unproved oil and gas properties                                              114.426             180,000
                                                                                   (1,009,429)           (269,365)
                                                                             ----------------   -----------------
Net Capitalized Costs                                                        $      2,722,502    $      3,283,515
                                                                             ================    ================


         (2) Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

                                                                                       For the Years Ended
                                                                                          December 31,
                                                                             -------------------------------------
                                                                                    2001                2000
                                                                             -----------------   -----------------
         Acquisition of Properties
            Proved                                                           $         281,203   $         269,520
            Unproved                                                                        --                  --
         Exploration Costs                                                                  --                  --
         Development Costs                                                                  --                  --

         The Company does not have any investments accounted for by the equity method.

         (3)                                  Results of Operations for
                                                Producing Activities

                                                                                       For the Years Ended
                                                                                          December 31,
                                                                             -------------------------------------
                                                                                    2001                2000
                                                                             -----------------   -----------------

Sales                                                                        $         502,264   $         788,224
Production costs                                                                        (9,518)            (18,623)
Depreciation and depletion                                                            (603,731)           (198,857)
Income tax expenses                                                                         --                  --
                                                                             -----------------   -----------------

         Results of operations for producing activities
          (excluding the activities of the pipeline transmission
          operations, corporate overhead and interest costs                  $        (110,985)  $        570,744
                                                                             =================   ================

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2001 and 2000
                                   (Unaudited)



S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (4)                                Reserve Quantity Information

                                                                                     Oil            Gas
                                                                                     BBL            MCF
                                                                           -------------------  ------------------

         Proved developed and undeveloped reserves

End of the year 2000                                                            1,348,754            356,196

Revisions of previous estimates                                                (1,154,569)                --
Improved recovery                                                                      --                 --
Purchases of minerals in place                                                         --            831,968
Extensions and discoveries                                                             --                 --
Production                                                                        (46,309)           (54,325)
Sales of minerals in place                                                             --                 --
                                                                           -------------------  ------------------
End of the year 2001                                                              147,876          1,133,839
                                                                           ===================  ==================
         Proved developed reserves:

                                                                                     Oil            Gas
                                                                                     BBL            MCF
                                                                           -------------------  ------------------

           Beginning of the year 2001                                           1,348,754            356,196
           End of the year 2001                                                   147,876          1,133,839

         During 2001,  2000,  1998, 1996, 1995, 1992, 1991 and 1990, the Company
         had reserve studies and estimates prepared on its various properties. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2001 and 2000
                                   (Unaudited)



S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (5)                             Standardized Measure of Discounted
                                          Future Net Cash Flows Relating to
                                             Proved Oil and Gas Reserves

                              At December 31, 2001

                                                                                                  Trans Energy
                                                                                                  and
                                                                                                  Subsidiaries
                                                                                               -----------------
         Future cash inflows                                                                   $      6,582,335
         Future production and development costs                                                     (1,331,000)
         Future income tax expense                                                                            -
                                                                                               ----------------
         Future net cash flows                                                                        5,251,335
         10% annual discount for estimated timing of cash flows                                      (1,601,341)
                                                                                               ----------------

         Standardized measure of discounted future net cash flows                              $      3,649,994
                                                                                               ================

                                                At December 31, 2000
                                                                                                  Trans Energy
                                                                                                  and
                                                                                                  Subsidiaries
                                                                                               ----------------
         Future cash inflows                                                                   $     18,793,524
         Future production and development costs                                                     (6,768,854)
         Future income tax expense                                                                   (4,061,312)
                                                                                               ----------------
         Future net cash flows                                                                        7,963,358
         10% annual discount for estimated timing of cash flows                                      (3,537,580)
                                                                                               ----------------

         Standardized measure of discounted future net cash flows                              $      4,425,778
                                                                                               ================

         Future income taxes were determined by applying the statutory income tax rate to future pre- tax net cash flow relating to proved reserves.

         The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                                                                       For the Years Ended
                                                                                          December 31,
                                                                             -------------------------------------
                                                                                    2001                2000
                                                                             -----------------   -----------------

         Standardized measure, beginning of year                             $       4,425,778   $       5,216,987
         Oil and gas sales, net of production costs                                         --                  --
         Sales of mineral in place                                                  (1,039,658)         (1,611,730)
         Purchases                                                                          --             820,521
         Net change due to revisions in quantity estimates                             263,874                  --
         Accretion of discount items                                                        --                  --

         Standardized measure, end of year                                   $       3,649,994   $       4,425,778
                                                                             =================   =================

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2001 and 2000
                                   (Unaudited)



S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         The above schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and prepared using the prevailing economic conditions. These reserve estimates are made from evaluations conducted by independent geologists, of such properties and will be periodically reviewed based upon updated geological and production data. Estimates of proved reserves are inherently imprecise. The above standardized measure does not include any restoration costs due to the fact the Company does not own the land.

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

                                           TRANS ENERGY, INC.



                                          BY:     /S/ ROBERT L. RICHARDS
                                          -------------------------------
                                                      Robert L. Richards,
                                                      President and C.E.O.

Dated:  April 12, 2002

             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                       Title                      Date
---------                                       -----                      ----

                                     President, C.E.O. and              April 12, 2002
/S/ ROBERT L. RICHARDS               Director
---------------------------
    Robert L. Richards


                                     Vice President and                 April 12, 2002
/S/ LOREN E. BAGLEY                  Director
---------------------------
    Loren E. Bagley                  Principal Financial Officer


                                     Secretary Treasurer / Treasurer    April 12, 2002
/S/  WILLIAM F. WOODBURN             and Director
---------------------------
     William F. Woodburn             Chief Accounting Officer


                                                                        April 12, 2002
/S/  JOHN B. SIMS                    Director
---------------------------
     John B. Sims
