Form 10-Q
period 2002-03-31
TRANS ENERGY INC
filed 2002-05-16
CIK 919721

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from             to
                                                  ---------       ---------
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

Yes   X   No

    ----     ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                          Outstanding as of March 31, 2002
   -----------------------------             -------------------------------
   Common Stock, $.001 par value                        193,519,127


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
                                                                                                          ----
                                          PART I.  FINANCIAL INFORMATION



Item 1.      Financial Statements....................................................................       3

                  Consolidated Balance Sheets -- March 31, 2002 and December 31, 2001................       4

                  Consolidated Statements of Operations -- three months ended
                    March 31, 2002 and 2001..........................................................       6

                  Consolidated Statements of Stockholders' Equity (Deficit)..........................       7

                  Consolidated Statements of Cash Flows - three months ended
                    March 31, 2002 and 2001..........................................................       8

                  Notes to Consolidated Financial Statements ........................................      10

Item 2.      Management's Discussion and Analysis and Results of Operations..........................      14

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      16

Item 2.      Changes In Securities and Use of Proceeds...............................................      18

Item 3.      Defaults Upon Senior Securities.........................................................      18

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      19

Item 5.      Other Information.......................................................................      19

Item 6.      Exhibits and Reports on Form 8-K........................................................      19

             SIGNATURES..............................................................................      20


                                     PART I

Item 1.           Financial Statements

         The following unaudited Consolidated Financial Statements for the period ended March 31, 2002 have been prepared by the Company.

                               TRANS ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2002 and December 31, 2001

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                       March 31,    December 31,
                                                        2002         2001
                                                     -----------    -----------
                                                      (Unaudited)
CURRENT ASSETS

               Cash                                  $    13,667    $     1,491

Accounts receivable, net                                 144,304        186,478
                                                     -----------    -----------
     Total Current Assets                                157,971        187,969
                                                     -----------    -----------
PROPERTY AND EQUIPMENT

  Vehicles                                                59,013         59,013
  Machinery and equipment                                 10,092         10,092

  Pipelines                                            2,254,908      2,254,908
  Well equipment                                          49,155         49,155
  Wells                                                3,578,570      3,559,644
  Leasehold acreage                                      114,426        114,426

  Accumulated depreciation                            (2,631,375)    (2,602,528)
                                                     -----------    -----------
     Total Fixed Assets                                3,434,789      3,444,710
                                                     -----------    -----------
OTHER ASSETS

  Cash surrender value - life insurance (net)              8,791          8,791

     Total Other Assets                                    8,791          8,791

     TOTAL ASSETS                                    $ 3,601,551    $ 3,641,470
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                               March 31,
                                                              December 31,
                                                                2002               2001
                                                             ------------    ------------
                                                              (Unaudited)
CURRENT LIABILITIES

   Accounts payable - trade                                  $    654,449    $    754,552

   Notes payable - convertible                                     46,130          41,575

   Accrued expenses                                               564,396         619,678
   Salaries payable                                               684,962         642,662
   Notes payable - current portion                              1,575,854       1,311,695

   Judgments payable (Note 5)                                   1,191,754       1,228,964

   Related party payables                                         792,025         704,829

   Debentures payable                                             331,462         331,462

   Dividends payable                                                 --            23,250

   Stock subscription deposit (Note 4)                            200,000            --
                                                             ------------    ------------
     Total Current Liabilities                                  6,041,032       5,658,667
                                                             ------------    ------------
LONG-TERM LIABILITIES

   Judgments payable (Note 5)                                       6,434           6,434

   Notes payable                                                  282,165         282,165
                                                             ------------    ------------
     Total Long-Term Liabilities                                  288,599         288,599
                                                             ------------    ------------
     Total Liabilities                                          6,329,631       5,947,266
                                                             ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized at $0.001
    par value; -0- and 300 shares issued and
    outstanding, respectively                                        --              --
   Common stock; 500,000,000 shares authorized at $0.001
    par value; 193,519,127 and 176,683,189 shares issued
    and outstanding, respectively                                 193,518         176,682

   Capital in excess of par value                              22,775,785      22,769,371

   Accumulated deficit                                        (25,697,383)    (25,251,849)
                                                             ------------    ------------

     Total Stockholders' Equity (Deficit)                      (2,728,080)     (2,305,796)
                                                             ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                       $  3,601,551    $  3,641,470
                                                             ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                For the Three Months Ended
                                                         March 31,
                                                  2002              2001
                                               -----------      -----------
REVENUES                                     $     169,489    $     294,425
                                               -----------      -----------

COSTS AND EXPENSES

  Cost of oil and gas                              272,198          188,445

  Salaries and wages                                17,765           16,619

  Depreciation, depletion and amortization          53,789           60,883

  Selling, general and administrative              139,960
                                                                    140,684

     Total Costs and Expenses                      483,712          406,631
                                               -----------      -----------
LOSS FROM OPERATIONS                              (314,223)        (112,206)
                                               -----------      -----------
OTHER INCOME (EXPENSE)

  Other income                                       3,329              721
  Interest expense                                (134,640)         (61,089)
                                               -----------      -----------
     Total Other Income (Expense)                 (131,311)         (60,368)
                                               -----------      -----------
LOSS FROM OPERATIONS BEFORE INCOME TAXES
 AND MINORITY INTERESTS                           (445,534)        (172,574)
                                               -----------      -----------
INCOME TAXES                                          --               --

MINORITY INTERESTS                                    --               --

NET LOSS                                     $    (445,534)   $    (172,574)
                                               -----------      -----------
BASIC LOSS PER SHARE                         $       (0.00)   $       (0.00)
                                               -----------      -----------

WEIGHTED AVERAGE SHARES OUTSTANDING            186,784,752      173,837,689
                                               ===========      ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements


                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                     Capital In
                                             Preferred Stock                  Common Stock            Excess of      Accumulated
                                          Shares         Amount           Shares         Amount       Par Value       Deficit
                                       ------------    -------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000                      300    $        --      172,028,189   $    172,027   $ 22,608,733   $(23,754,855)


Common stock issued for services
 at $0.03 per share                            --               --        4,655,000          4,655        136,650           --

Discount on beneficial conversion
 feature of notes payable                      --               --             --             --           23,988           --

Dividend on preferred stock at 7.75%           --               --             --             --             --          (23,250)

Net loss for the year ended
 December 31, 2001                             --               --             --             --             --       (1,473,744)
                                       ------------    -------------   ------------   ------------   ------------   ------------

Balance, December 31, 2001                      300             --      176,683,189        176,682     22,769,371    (25,251,849)

Conversion of preferred stock and
 preferred dividends to common
 stock (unaudited)                             (300)            --       16,835,938         16,836          6,414           --

Net loss for the three months
 ended March 31, 2002 (unaudited)              --               --             --             --             --         (445,534)
                                       ------------    -------------   ------------   ------------   ------------   ------------

Balance, March 31, 2002 (unaudited)            --      $        --      193,519,127   $    193,518   $ 22,775,785   $(25,697,383)
                                       ============    =============   ============   ============   ============   ============


              The accompanying notes are an integral part of these
                        consolidated financial statements


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                               For the Three Months Ended
                                                                       March 31,
                                                                  2002          2001
                                                                 -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                       $(445,534)   $(172,574)
   Adjustments to reconcile net loss to net cash (used) by
    operating activities:
Depreciation, depletion and amortization                          53,789       60,883

   Changes in operating assets and liabilities:

(Increase) in accounts receivable                                 42,174      (72,558)
(Increase) in prepaid and other current assets                      --        (10,058)
Increase (decrease) in accounts payable and accrued expenses    (175,237)     142,802

Increase in cash overdraft                                          --          3,771

Net Cash (Used) by Operating Activities                         (524,808)     (47,734)
                                                                 -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for property and equipment                          (18,926)     (55,787)
                                                                 -------      -------

Net Cash (Used) by Investing Activities                          (18,926)     (55,787)
                                                                 -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Stock subscription deposit                                       200,000         --
Proceeds from related party notes                                 87,196       14,600

Proceeds from notes payable                                      268,714      108,280

Principal payments on notes payable                                 --        (19,359)
                                                                 -------      -------

Net Cash Provided by Financing Activities                        555,910      103,521
                                                                 -------      -------
NET INCREASE (DECREASE) IN CASH                                   12,176         --

CASH,  BEGINNING OF PERIOD                                         1,491         --
                                                                 -------      -------
CASH,  END OF PERIOD                                           $  13,667    $    --
                                                                 =======      =======

              The accompanying notes are an integral part of these
                        consolidated financial statements


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                             For the Three Months Ended
                                                                       March 31,
                                                                   2002       2001
                                                                  ------     ------
CASH PAID FOR:

Interest                                                          $76,043   $41,650
Income taxes                                                           $-   $  --

NON-CASH FINANCING ACTIVITIES:

Common stock issued for debt                                      $  --     $  --
Common stock issued for services                                  $  --     $  --
Common stock issued for preferred stock and preferred dividends   $23,250   $  --

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001



NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company=s most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

7NOTE 2 - GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2002 of $25,697,383, and has a working capital deficit at March 31, 2002 of $5,883,061. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

NOTE 3 -      RECLASSIFICATIONS

              Certain 2001 amounts have been reclassified to conform to the 2002 presentations.

NOTE 4 -      MATERIAL EVENTS

              Stockholders' Equity

              During February 2002, the Company converted 300 shares of preferred stock and $23,250 of cumulative preferred dividends into 16,835,938 shares of common stock. As a result of this conversion, the Company has -0- shares of preferred stock issued and outstanding at March 31, 2002.

              During February 2002, the Company received $200,000 for the purchase of 33,333,333 shares of common stock. The 33,333,333 shares have not yet been issued, and as such $200,000 is being shown as a stock subscription deposit at March 31, 2002.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


NOTE 4 -      MATERIAL EVENTS (Continued)

              Notes Payable

              During March 2002, the Company entered into a promissory note with an unrelated party for $25,000. The note is payable upon demand and accrues interest at 10% per annum.

NOTE 5 - JUDGMENTS PAYABLE

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001



NOTE 5 - JUDGMENTS PAYABLE (Continued)

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 5 - JUDGMENTS PAYABLE (Continued)

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 5 - JUDGMENTS PAYABLE (Continued)

              On February 26, 2002, the United States District Court for the District of Columbia entered a permanent injunction against the Company, its former President, Loren E. Bagley, and its former Vice President and principal financial officer, William F. Woodburn, permanently enjoining them from future violations of Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 (Exchange Act) and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder. The Court's order further enjoins Messrs. Bagley and Woodburn from aiding and abetting violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13 thereunder and orders Messrs. Bagley and Woodburn to each pay a $20,000 civil penalty. The Company and Messrs. Bagley and Woodburn consented to entry of the permanent injunction and the imposition of civil penalties without admitting or denying the SEC's allegations.

Item 2.           Management's Discussion and Analysis or Plan of Operations

         The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three month periods ended March 31, 2002 and 2001. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                    Three Months Ended
                                                          March 31,
                                                 ----------------------
                                                 2002              2001
                                                 ----              ----
                                                       (Unaudited)
         Total revenues........................   100%              100%
         Total costs and expenses..............   285               138
         Net (loss) from operations............  (185)              (38)
         Other income (expense)................   (77)              (21)
         Net (loss) before income taxes........  (262)              (59)
         Income taxes..........................   -                   -
         Net income (loss).....................  (262)              (59)


         Total revenues for the three months ("first quarter") ended March 31, 2002 decreased 42% when compared with the first quarter of 2002. The decreases during the 2002 period is primarily due to less oil production and lower oil and gas prices. Cost of oil and gas for the first quarter of 2002 increased 44% from the first quarter of 2001 due to accounting for additional drilling costs on new wells. Selling, general and administrative expenses for the first quarter of 2002 were approximately the same as for the 2001 period and salaries and wages increased a modest 7% for the period. Depreciation, depletion and amortization decreased 12% due to lower oil production and full depreciation of assets. The loss from operations for the first quarter of 2002 was $314,223 compared to $112,206 for the 2001 period, an increase of 180%.

         Total costs and expenses as a percentage of total revenues increased from 138% in the first quarter of 2001 to 285% for the first quarter of 2001. Actual total costs and expenses increased 19% for the first quarter 2002. The increase is primarily attributed to the increases in cost of oil and gas and the increase in depreciation, depletion and amortization. Other expenses also increased 118%, attributed the 119% increase in interest expense due to loans for increased drilling expenses.

         The Company's net loss for the first quarter of 2002 was $445,534 compared to $172,574 for the 2001 period. The increase is primarily attributed to the decrease in revenues and increased cost of oil and gas.

         For the remainder of fiscal year 2002, management expects selling, general and administrative expenses to remain at approximately the same rate as the first quarter of 2002. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2002.

         The Company has included a footnote to its financial statements for the periods ended March 31, 2002 stating that because of the Company's continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether the Company can continue as a going concern. See
Note 2 to the consolidated financial statements.

Net Operating Losses

         The Company has accumulated approximately $18,246,000 of net operating loss carryforwards as of December 31, 2001, which may be offset against future taxable income through the year 2021 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

         In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2001 or the three month period ended March 31, 2002 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

         Historically, the Company's working capital needs have been satisfied through its operating revenues and from borrowed funds. At March 31, 2002, the Company had a working capital deficit of $5,883,061 compared to a deficit of $5,470,698 at December 31, 2001. This 8% further decline in working capital is primarily attributed to the decrease in accounts receivable (23%) and increases in notes payable (20%) and related party payables (12%). Also, the Company recorded a $200,000 stock subscription deposit during the first quarter of 2002 related to the purchase of common stock that has not been issued. Working capital benefitted from decreases accrued expenses (9%) and judgments payable (3%).

         During the first three months of 2002, the Company's operating activities used net cash of $524,808 compared to $47,734 net cash used in the first three months of 2001. This result is attributed to the Company's increased net loss for the period.

         The Company also reported $18,926 net cash used by investing activities in the first three months of 2002 compared to $55,787 net cash used in the 2001 period. The decline is attributed to the decrease in expenditures for property and equipment during the 2002 period. During the first three months of 2002, the Company realized $555,910 in cash from financing activities compared to $103,521 realized in the 2001 period. This increase is due primarily to the stock subscription deposit and the increase in proceeds from notes payable.

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

         As of March 31, 2002,  the Company had total assets of  $3,601,551  and
total  stockholders'  deficit  of  $2,728,080,   compared  to  total  assets  of
$3,641,470 and total stockholders' deficit of $2,305,796 at December 31, 2001.

         In 1998, the Company issued $4,625,400 face value of 8% Secured Convertible Debentures Due September 30, 1999. A portion of the proceeds were used to acquire the oil and gas properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At March 31, 2002, the Company owed $331,462 in connection with the debentures consisting of $50,000 for one debenture holder that the Company has been unable to contact and $281,462 in penalties and interest.

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

         (f) In September 2001, the Securities and Exchange Commission filed a civil action in the United States District Court for the District of Columbia (Civil Action No. 1:01CV020060) against Trans Energy, Inc. (the "Company") and two of its directors, Loren E. Bagley and William
         F. Woodburn. The complaint alleged violations of the anti-fraud and reporting provisions of the federal securities laws in connection with press releases, website postings, and Commission filings. The Commission's complaint sought injunctive relief and civil penalties.

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

Item 2.           Changes In Securities and Use of Proceeds

         During the first quarter of 2002 the Company issued 16,835,938 shares of its common stock to three persons upon the conversion of preferred stock and dividends into common stock. This transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) of that Act.

Item 3.           Defaults Upon Senior Securities

         In 1998, the Company issued $4,625,400 face value of 8% Secured Convertible Debentures due March 31, 1999 (the "Debentures") Interest on the Debentures accrued upon the date of issuance until payment in full of the principal sum was been made or duly provided for. Holders of the Debentures have the option, at any time, until maturity, to convert the principal amount of their Debenture, or any portion of the principal amount which is at least $10,000 into shares of the Company's Common Stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the Company's Common Stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the Debentures. Any accrued and unpaid interest shall be payable, at the option of the Company, in cash or in shares of the Company's Common Stock valued at the then effective conversion price. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At March 31, 2002, the Company owed $331,462 in connection with the debentures consisting of $50,000 to one debenture holder and $281,462 in penalties and interest.

Item 4.           Submission of Matters to a Vote of Security Holders

         This Item is not applicable.

Item 5.           Other Information

         This Item is not applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

                  On March 5, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5 that on February 26 2002, the SEC entered an injunction against the Company and two of its directors.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRANS ENERGY, INC.



Date:  May 16, 2002                By  /S/  Robert I. Richards
                                            ROBERT I. RICHARDS, President,
                                            Chief Executive Officer and Director

Date:  May 16, 2002                By  /S/  William F. Woodburn
                                            WILLIAM F. WOODBURN
                                            Secretary / Treasurer
                                            (Principal Accounting Officer)