Form 10QSB
period 2002-06-30
TRANS ENERGY INC
filed 2002-08-14
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from             to
                                              --------       --------

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

Yes   X   No

    ----     ----
                                       APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                                Outstanding as of June 30, 2002
-------------------------------              -------------------------------
 Common Stock, $.001 par value                         199,519,127


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----

                                          PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       3

                  Consolidated Balance Sheets -- June 30, 2002 and December 31, 2001.................       4

                  Consolidated Statements of Operations -- three and six months ended
                    June 30, 2002 and 2001...........................................................       6

                  Consolidated Statements of Stockholders' Equity (Deficit)..........................       7

                  Consolidated Statements of Cash Flows - six months ended
                    June 30, 2002 and 2001...........................................................       8

                  Notes to Consolidated Financial Statements ........................................       9

Item 2.      Management's Discussion and Analysis and Results of Operations..........................      16

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      18

Item 2.      Changes In Securities and Use of Proceeds...............................................      20

Item 3.      Defaults Upon Senior Securities.........................................................      20

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      20

Item 5.      Other Information.......................................................................      20

Item 6.      Exhibits and Reports on Form 8-K........................................................      20

             SIGNATURES..............................................................................      21


                                                      PART I

Item 1.           Financial Statements

         We  have  prepared  the  following  unaudited   consolidated  financial
statements for the period ended June 30, 2002.

                               TRANS ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and December 31, 2001

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                       June 30,    December 31,
                                                        2002           2001
                                                     -----------    -----------
                                                     Unaudited)
CURRENT ASSETS

   Cash                                              $      --      $     1,491
   Accounts receivable, net                              160,897        186,478
   Prepaid expenses                                          360           --
                                                     -----------    -----------

     Total Current Assets                                161,257        187,969
                                                     -----------    -----------

PROPERTY AND EQUIPMENT

  Vehicles                                                59,013         59,013
  Machinery and equipment                                 10,092         10,092
  Pipelines                                            2,254,908      2,254,908
  Well equipment                                          49,155         49,155
  Wells                                                3,609,107      3,559,644
  Leasehold acreage                                      114,426        114,426
  Accumulated depreciation                            (2,710,233)    (2,602,528)
                                                     -----------    -----------

     Property and Equipment (net)                      3,386,468      3,444,710
                                                     -----------    -----------

OTHER ASSETS

  Cash surrender value - life insurance (net)              8,791          8,791
                                                     -----------    -----------

     Total Other Assets                                    8,791          8,791
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 3,556,516    $ 3,641,470
                                                     ===========    ===========


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                             June 30,        December 31,
                                                               2002             2001
                                                            ------------    ------------
                                                            Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                            $     16,138    $       --
   Accounts payable - trade                                       711,550         754,552
   Notes payable - convertible                                     47,377          41,575
   Accrued expenses                                               626,072         619,678
   Salaries payable                                               727,262         642,662
   Notes payable - current portion                              1,330,544       1,311,695
   Judgments payable (Note 5)                                   1,168,535       1,228,964
   Related party payables                                         953,347         704,829
   Debentures payable                                             341,462         331,462
   Dividends payable                                                 --            23,250
   Stock subscription deposit (Note 4)                            200,000            --
                                                             ------------    ------------

     Total Current Liabilities                                  6,122,287       5,658,667
                                                             ------------    ------------

LONG-TERM LIABILITIES

   Judgments payable (Note 5)                                       6,434           6,434
   Notes payable                                                  282,165         282,165
                                                             ------------    ------------

     Total Long-Term Liabilities                                  288,599         288,599
                                                             ------------    ------------

     Total Liabilities                                          6,410,886       5,947,266
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized at $0.001
    par value; -0- and 300 shares issued and
    outstanding, respectively                                        --              --
   Common stock; 500,000,000 shares authorized at $0.001
    par value; 199,519,127 and 176,683,189 shares issued
    and outstanding, respectively                                 199,518         176,682
   Capital in excess of par value                              22,846,785      22,769,371
   Accumulated deficit                                        (25,900,673)    (25,251,849)
                                                             ------------    ------------

     Total Stockholders' Equity (Deficit)                      (2,854,370)     (2,305,796)
                                                             ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                        $  3,556,516    $  3,641,470
                                                             ============    ============


                                        TRANS ENERGY, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                                    (Unaudited)

                                           For the                         For the
                                      Three Months Ended                Six Months Ended
                                           June 30,                         June 30,
                                           --------                         --------
                                    2002              2001            2002             2001
                                -------------    -------------    -------------    -------------

REVENUES                        $     176,105    $     367,406    $     345,594    $     661,831

COSTS AND EXPENSES

  Cost of oil and gas                  94,325          225,373          366,523          413,818
  Salaries and wages                  113,256           17,348          131,021           33,967
  Depreciation, depletion and
   amortization                        53,912           70,010          107,701          130,893
  Selling, general and
   administrative                      53,580          282,393          193,540          423,077
                                -------------    -------------    -------------    -------------

     Total Costs and Expenses         315,073          595,124          798,785        1,001,755
                                -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                 (138,968)        (227,718)        (453,191)        (339,924)
                                -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)

  Other income                            949              437            4,278            1,158
  Interest expense                    (65,271)         (49,852)        (199,911)        (110,941)
                                -------------    -------------    -------------    -------------

     Total Other Income

      (Expense)                       (64,322)         (49,415)        (195,633)        (109,783)
                                -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS
 BEFORE INCOME TAXES AND
 MINORITY INTERESTS                  (203,290)        (277,133)        (648,824)        (449,707)
                                -------------    -------------    -------------    -------------

INCOME TAXES                             --               --               --               --
                                -------------    -------------    -------------    -------------

MINORITY INTERESTS                       --               --               --               --
                                -------------    -------------    -------------    -------------

NET LOSS                        $    (203,290)   $    (277,133)   $    (648,824)   $    (449,707)
                                =============    =============    =============    =============

BASIC LOSS PER SHARE            $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                =============    =============    =============    =============


WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                      198,925,721      174,438,079      192,888,775      173,239,791
                                =============    =============    =============    =============


                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                     Capital in
                                             Preferred Stock                  Common Stock            Excess of    Accumulated
                                          Shares         Amount          Shares         Amount        Par Value       Deficit
                                      -----------    ------------     ------------   ------------   ------------   ------------

Balance, December 31, 2000                      300    $       --      172,028,189   $    172,027   $ 22,608,733   $(23,754,855)

Common stock issued for services
 at $0.03 per share                            --              --        4,655,000          4,655        136,650           --

Discount on beneficial conversion
 feature of notes payable                      --              --             --             --           23,988           --

Dividend on preferred stock at 7.75%           --              --             --             --             --          (23,250)

Net loss for the year ended
 December 31, 2001                             --              --             --             --             --       (1,473,744)


Balance, December 31, 2001                      300            --      176,683,189        176,682     22,769,371    (25,251,849)

Conversion of preferred stock and
 preferred dividends to common
 stock (unaudited)                             (300)           --       16,835,938         16,836          6,414           --

Conversion of notes payable to
 common stock (unaudited)                      --              --        5,000,000          5,000         45,000           --

Common stock issued for services
 (unaudited)                                   --              --        1,000,000          1,000         26,000           --

Net loss for the six months
 ended June 30, 2002 (unaudited)               --              --             --             --             --         (648,824)
                                      -----------    ------------     ------------   ------------   ------------   ------------
Balance, June 30, 2002 (unaudited)             --      $       --      199,519,127   $    199,518   $ 22,846,785   $(25,900,673)
                                      ===========    ============     ============   ============   ============   ============


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 For the
                                                                             Six Months Ended
                                                                                 June 30,
                                                                     2002         2001
                                                                   ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                         $(648,824)   $(449,707)
   Adjustments to reconcile net loss to net cash (used) by
    operating activities:
     Depreciation, depletion and amortization                         107,701      130,893
     Common stock issued for services                                  27,000      146,200
   Changes in operating assets and liabilities:

     Decrease (increase) in accounts receivable                        25,581     (105,358)
     Increase in prepaid and other current assets                        (360)     (13,742)

     Increase (decrease) in accounts payable and accrued expenses     105,886      193,005
                                                                    ---------    ---------

       Net Cash (Used) by Operating Activities                       (383,016)     (98,709)
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Expenditures for property and equipment                            (49,463)     (92,475)
                                                                    ---------    ---------

       Net Cash (Used) by Investing Activities                        (49,463)     (92,475)
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in cash overdraft                                          16,138       39,703
   Stock subscription deposit                                         200,000         --
   Proceeds from related party notes                                  361,889      101,359
   Proceeds from notes payable                                         25,000      122,943
   Principal payments on notes payable                                (58,333)     (54,395)

   Principal payments on related party notes                         (113,706)     (18,426)
                                                                    ---------    ---------


       Net Cash Provided by Financing Activities                      430,988      191,184
                                                                    ---------    ---------

NET DECREASE IN CASH                                                   (1,491)        --

CASH, BEGINNING OF PERIOD                                               1,491         --
                                                                    ---------    ---------

CASH, END OF PERIOD                                                 $    --      $    --


CASH PAID FOR:

   Interest                                                         $  67,816    $  63,970
   Income taxes                                                     $    --      $    --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt                                     $  50,000    $    --
   Common stock issued for services                                 $  27,000    $ 146,200
   Common stock issued for conversion of
    preferred stock and dividends                                   $  23,250    $    --

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2002 of $25,900,673, and has a working capital deficit at June 30, 2002 of $5,961,030. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

NOTE 3 -      RECLASSIFICATIONS

              Certain 2001 amounts have been reclassified to conform to the 2002 presentations.

NOTE 4 -      MATERIAL EVENTS

              Stockholders' Equity

              --------------------

              During February 2002, the Company converted 300 shares of preferred stock and $23,250 of cumulative preferred dividends into 16,835,938 shares of common stock. As a result of this conversion, the Company has -0- shares of preferred stock issued and outstanding at June 30, 2002.

              During February 2002, the Company received $200,000 for the purchase of 33,333,333 shares of common stock. The 33,333,333 shares have not yet been issued, and as such $200,000 is being shown as a stock subscription deposit at June 30, 2002.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 4 -      MATERIAL EVENTS (Continued)

              Stockholders' Equity (Continued)
              --------------------------------

              During April 2002, the Company issued 5,000,000 shares of its common stock for the conversion of notes payable in the amount of $50,000. The Company additionally issued 1,000,000 shares of its common stock for services rendered and valued at $27,000.

              Notes Payable

              -------------

              During March 2002, the Company entered into a promissory note with an unrelated party for $25,000. The note is payable upon demand and accrues interest at 10% per annum.

              Notes Payable - Related Parties

              During the six months ended June 30, 2002, the Company had entered into multiple promissory notes with several related parties for a total of $132,000. The notes are payable upon demand and interest is imputed at 10% per annum.

NOTE 5 - JUDGMENTS PAYABLE

              Tioga Lumber Company

              --------------------

              A foreign judgment has been filed with the circuit court in Pleasants County, West Virginia for a judgment against the Company by Tioga Lumber Company (Tioga) rendered by the Circuit Court in Pleasants County, West Virginia for non-payment of an accounts payable. The judgment is for $46,375 plus prejudgment interest at 10.00%.

              On February 28, 2002, the Company and Tioga reached an agreement wherein the Company would pay Tioga $10,000 by March 5, 2002 and $8,000 per month thereafter. The court appointed a special commissioner to act as an arbitrator if the Company defaults. The special commissioner would attach a lien if property is found which does not have a lien attached. The first payment has been made, however, the Company is currently three payments behind. Management expects this suit to be fully paid by August 2002. At June 30, 2002, the balance due to Tioga was $21,234 and is included in judgments payable and is classified as a current liability.

              Dennis L. Spencer

              -----------------

              In January 2002, Dennis L. Spencer filed suit against the Company and William F. Woodburn and Loren E. Bagley in the Circuit Court of Ritchie County, West Virginia (Civil Action No. 02-C-02). The complaint alleges that the Company sold certain assets that Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. The Company has filed its answer to the allegations and feels that the Company has met its obligations in full to Mr. Spencer. Management also believes the suit is without merit and intends to vigorously defend the action. Depositions for this suit are scheduled to take place during August 2002. The Company has not accrued any amounts for these claims as of June 30, 2002 because the Company feels that based on its defenses against the claims that the Company will have no additional liability. Due to the early stage of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 5 -      JUDGMENTS PAYABLE (Continued)

              George Hillyer

              --------------

              On December 26, 2001, George Hillyer filed a suit against the Company and William F. Woodburn and Loren E. Bagley, individually. The action seeks $250,750 in connection with certain services performed for the Company. The Company has indicated that the suit is not justified and that the Company and the individual defendants intend to vigorously defend the action. The Company has reached a tentative agreement to settle this suit with Mr. Hillyer and expects to finalize the agreement in August 2002. The Company has not accrued any amounts for these claims as of June 30, 2002 because the Company feels that based on its defenses against the claims that the Company will have no additional liability. Due to the early stage of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

              Ross O. Forbus

              --------------

              On April 16, 2001, Ross O. Forbus obtained a judgment against the Company for $428,018 plus post judgment interest at 10.00% per annum. The judgment was obtained to satisfy a previous note payable. The Company has made several small payments to Mr. Forbus and is currently negotiating with him toward extending the payments until the judgment can be paid in full. Mr. Forbus has made a demand upon the Company for payment of the full obligation. The Company has accrued the balance of $428,018 plus accrued interest. At June 30, 2002, the total amount of $442,258 is included in judgments payable and is classified as a current liability.

              Core Laboratories, Inc.
              -----------------------

              On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At June 30, 2002, the Company had accrued a balance of $12,869 which is included in judgments payable. $6,434 has been classified as a long-term liability.

              RR Donnelly

              -----------

              On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non- payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At June 30, 2002, the Company has accrued a balance of $56,792 which is included in judgment payable as a current liability.

                       TRANS ENERGY, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


              Bellevue Resources

              ------------------

              On April 10, 2000, Bellevue Resources recorded and served its Notice and Statement of Lien in the Sixth Judicial District, Campbell County, Wyoming, against the Company for non-payment of services. The Company had recorded a liability of $78,651 at December 31, 2000. During 2001, the Company has agreed to a settlement agreement wherein the Company will transfer a portion of the Powder River Basin leasehold acreage in Campbell County, Wyoming as full payment of the liability. The Company is in possession of the settlement agreement and expects to sign the document during August 2002. At June 30, 2002, the balance was $51,826 that is included judgments payable as a current liability.

              Baker Hughes Entities

              ---------------------

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001
NOTE 5 - JUDGMENTS PAYABLE (Continued)

              Baker Hughes Entities (Continued)

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

              During 2002, the Company assigned the income stream from the sale of oil from three of its wells (Pinon Fee #1, Sagebrush #1 and Sagebrush #2) to the Baker entities as payments towards the amounts owed. The Company believes that this payment will satisfy the Baker entities until the Company has paid the full obligation. At June 30, 2002, the Company has a remaining liability of $557,449 which is included in judgments payable as a current liability.

              U.S. Securities & Exchange Commission

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 5 - JUDGMENTS PAYABLE (Continued)

              U.S. Securities & Exchange Commission (Continued)
              -------------------------------------------------

              On February 26, 2002, the United States District Court for the District of Columbia entered a permanent injunction against the Company, its former President, Loren E. Bagley, and its former Vice President and principal financial officer, William F. Woodburn, permanently enjoining them from future violations of Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 (Exchange Act) and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder. The Court's order further enjoins Messrs. Bagley and Woodburn from aiding and abetting violations of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13 thereunder and orders Messrs. Bagley and Woodburn to each pay a $20,000 civil penalty. The Company and Messrs. Bagley and Woodburn consented to entry of the permanent injunction and the imposition of civil penalties without admitting or denying the SEC's allegations. On March 8, 2002, Messrs. Bagley and Woodburn each made payment to the SEC in the amount of $20,000 for the civil penalty. The case has been closed.

NOTE 6 -      BUSINESS SEGMENTS

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

              Certain financial information concerning the Company's operations in different industries is as follows:


                                                    For the Six

                                                   Months Ended          Oil and Gas        Pipeline          Corporate
                                                      June 30,             Sales         Transmission        Unallocated
                                                   ------------        ------------      ------------       ------------
Oil and gas revenue                                   2002             $ 220,866         $ 124,728          $    --
                                                      2001               278,890           382,941               --

Operating loss applicable to
 industry segment                                     2002              (363,828)          (89,363)              --
                                                      2001              (265,582)          (74,342)              --

General corporate expenses
 not allocated to industry
 segments                                             2002                  --                --                 --
                                                      2001                  --                --                 --

Interest expense                                      2002              (166,271)          (33,640)              --
                                                      2001               (71,940)          (39,001)              --

                                        TRANS ENERGY, INC. AND SUBSIDIARIES

                                  Notes to the Consolidated Financial Statements
                                        June 30, 2002 and December 31, 2001



NOTE 6 -      BUSINESS SEGMENTS (Continued)

                                                    For the Six

                                                   Months Ended          Oil and Gas        Pipeline          Corporate
                                                      June 30,             Sales         Transmission        Unallocated
                                                   ------------        ------------      ------------       ------------
              Other income (expenses)                   2002             (161,993)        (33,640)               --
                                                        2001                1,158            --                  --

              Assets

               (net of intercompany accounts)           2002            1,960,825       1,595,691
                                                        2001            3,478,801         862,233                --

              Depreciation and amortization             2002               53,330          54,371                --
                                                        2001               76,522          54,371                --

              Property and equipment

               Acquisitions                             2002               49,463            --                  --
                                                        2001               92,475            --                  --

NOTE 7-       SUBSEQUENT EVENTS

              On July 18, 2002, Lario Oil & Gas Company (Lario), the operator of the Pinon Fee #1, Sagebrush #1 and Sagebrush #2, filed a lien against the Company in the amount of $70,567 to secure payment of operating fees. Production monies have been suspended to the Baker Entities until this lien has been satisfied.

              Subsequent to June 30, 2002, the Company entered in several promissory notes with two related parties for a total of $33,000. The notes are payable upon demand and interest is imputed at 10% per annum.

Item 2.           Management's Discussion and Analysis or Plan of Operations

         The following table sets forth the percentage relationship to total revenues of principal items contained in the our consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2001. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                     Three Months Ended     Six Months Ended
                                                          June 30,               June 30,
                                                    -------------------   ---------------------
                                                    2002        2001        2002            2001
                                                    ----        ----        ----            ----
                                                       (Unaudited)              (Unaudited)
Total revenues..............................        100%        100%        100%            100%
Total costs and expenses....................        179         162         231             151
Loss from operations........................        (79)        (62)       (131)            (51)
Other income (expense)......................        (37)        (13)        (57)            (17)
Net loss....................................       (116)        (75)       (188)           (68)


         Total revenues for the three months ("second quarter") and six months ("first half") ended June 30, 2002 decreased 52% and 48% respectively, when compared with the second quarter and first half of 2001. The decreases during the 2002 period are due primarily to less oil production and lower oil and gas prices. Our cost of oil and gas for the second quarter and first half of 2002 decreased 58% and 11% from the respective 2001 periods due to decreased oil production. Selling, general and administrative expenses for the second quarter and first half of 2002 declined 81% and 54%, respectively, from the 2001 periods primarily due to decreases in legal, travel and general office expenses. Depreciation, depletion and amortization also declined in the second quarter and first half of 2002 by 23% and 18%, respectively, attributed to due to full depreciation of assets and lower oil production. Our loss from operations for the second quarter of 2002 was $138,968 compared to $227,718 for the second quarter of 2001, and was $453,191 for the first half of 2002 compared to $339,924 for the first half of 2001. Total other expenses increased 30% and 78 % for the second quarter and first half of 2002, respectively, due to increased interest expenses.

         As a percentage of total revenues, total costs and expenses increased from 162% in the second quarter of 2001 to 179% for the second quarter of 2002, and from 151% or the first half of 2001 to 231% for the first half of 2002. Actual total costs and expenses decreased 49% for the second quarter 2002 and 20% for the first half of 2002. The decrease in total costs and expenses is primarily attributed to the decreased oil production and associated costs and expenses.

         Our net loss for the second quarter of 2002 was $203,290 compared to $277,133 for the second quarter of 2001, and $648,824 for the first half of 2002 compared to $449,707 for the 2001 period.

         For the remainder of fiscal year 2002, management expects selling, general and administrative expenses to remain at approximately the same rate as the first half of 2002. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2002.

         We have included a footnote to our financial statements for the periods ended June 30, 2002 stating that because of our continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether we can continue as a going concern. See Note 2 to the consolidated financial statements.

Net Operating Losses

         We have accumulated approximately $18,917,000 of net operating loss carryforwards as of June 30, 2002, which may be offset against future taxable income through the year 2021 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

         In the event of certain changes in control of our company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2001 or the six month period ended June 30, 2002 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

         Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At June 30, 2002, we had a working capital deficit of $5,961,030 compared to a deficit of $5,470,698 at December 31, 2001. This 9% decrease in working capital is primarily attributed to the 13% increase in salaries payable and 35% increase in related party payables. Working capital was also negatively affected due to recording a $200,000 stock subscription deposit during the first quarter of 2002 related to the purchase of common stock that has not been issued. Working capital benefitted from the 5% decreases in judgments payable.

         During the first half of 2002, operating activities used net cash of $383,016 compared to $98,709 in the first half of 2001, primarily attributed to our increased net loss for the period and a decrease in common stock issued for services. Net cash used by investing activities in the first half of 2002 was $49,463, compared to $92,475 in the 2001 period. The decline is attributed to the decrease in expenditures for property and equipment during 2002. During the first half of 2002,we realized $430,988 in cash from financing activities compared to $191,184 in the first half of 2001. This increase is due primarily to the stock subscription deposit and an increase in proceeds from related party notes in the first half of 2002.

         We anticipate meeting our working capital needs during the remainder of the current fiscal year with revenues from operations, particularly from our Powder River Basin interests in Wyoming and New Benson gas wells drilled in West Virginia. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms.

         As of June 30, 2002, we had total assets of $3,556,516 and total stockholders' deficit of $2,854,370, compared to total assets of $3,641,470 and total stockholders' deficit of $2,305,796 at December 31, 2001.

         In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due September 30, 1999. A portion of the proceeds were used to acquire the oil and gas properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At June 30, 2002, we owed $341,462 in connection with the debentures consisting of $50,000 for one debenture holder that we have been unable to contact and the balance of in penalties and interest.

Inflation

         In the opinion of our management, inflation has not had a material effect on our operations.

Forward-Looking and Cautionary Statements

         Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. We advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: our ability to secure additional financing, the possibility of success in our drilling endeavors, competitive factors, and other risks detailed in the our periodic report filings with the SEC.

                                     PART II

Item 1.           Legal Proceedings

         Certain material pending legal proceedings to which we are a party or to which any of our property is subject is set forth below.

         (a) On February 7, 2001, the United States Bankruptcy Court, Southern District of Texas, entered an Order Granting Motion to Dismiss Chapter 7 Case in the action entitled In Re: Trans Energy, Inc., Case No. 00-39496-H4-7. The Order dismissed the involuntary bankruptcy action instituted against us on October 16, 2000. The sole petitioning creditor named in the Involuntary Petition was Western Atlas International, Inc. An Order for Relief Under Chapter 7 was entered by the Court on November 22, 2000.

                  On April 23, 2000, the 189th District Court of Harris County, Texas entered an Agreed Final Judgment in favor of Western against us in the amount of $600,665.36, together with post judgment interest at 10% per annum. Following the judgment, we entered into settlement negotiations with Western concerning our satisfaction of the judgment through payments over a four to five month period together with the pledge of collateral on certain unencumbered assets. Previously, on or about July 9, 1998, a judgment had been entered in the 152nd District Court of Harris County, Texas against us in favor of Baker Hughes Oilfield Operations, Inc. d/b/a/ Baker Hughes Inteq. Western Geophysical ("Baker"), a division of Western Atlas International, Inc., in the amount of $41,142.00, together with interest and attorney fees. This judgment was outstanding at the time of the filing of the Involuntary Petition.

                  During its negotiations with Western for settlement of the Judgment, we made a $200,000 "good faith payment" to Western's counsel on October 23, 2000. On December 12, 2000, Joe Hill was named as the Chapter 7 Trustee. Subsequently, Western's counsel delivered the $200,000 to the Trustee.

                  On January 19, 2001, we filed with the Bankruptcy Court the Motion to Dismiss Chapter 7 Case. The reasons we cited in support of our Motion to Dismiss included, but were not limited to, (i) the Texas Court being an improper venue for the action, and (ii) our never receiving the Involuntary Petition and Summons notifying it of the action. In anticipation of the Bankruptcy Court dismissing the Involuntary Petition, on February 2, 2001, we entered into a Settlement Agreement with Baker Hughes Oilfield Operation, Inc., d/b/a/ Baker Hughes Inteq. Western Geophysical, a division of Western Atlas International, Inc. (the "Baker Entities").

         In entering its order on February 7, 2001 to dismiss the action, the Court ordered the Trustee to retain $17,694.80 for satisfaction of administrative fees and expenses, and to pay to Western and Baker the sum of $182,736.66, on behalf of us and pursuant to the terms of the Settlement Agreement.

                  The Settlement Agreement provided that, subject to the approval of the Bankruptcy Court, we agreed to pay to the Baker Entities $759,664.31, plus interest at 10%. In addition to the $200,000 payable from the escrow, we pledged as collateral certain properties, personal property and fixtures and two directors each pledged 750,000 shares of our common stock which they personally own. Subsequently, we assigned the income stream from the sale of oil in the Pinon Fee #1, Sagebrush #1 and Sagebrush #2 to the Baker Entities as payments toward the amounts owed. Management believes that this payment will satisfy the Baker Entities until the obligation can be paid in full.

         (b) On April 10, 2000, Bellevue Resources, Inc. recorded and served a Notice and Statement of Lien in the Sixth Judicial District, Campbell County, Wyoming, against us for non-payment of services. We recorded a liability of $78,651 in its financial statements under accounts payable for the year ended December 31, 2000 to reflect this claim. Bellevue Resources has agreed to take certain lease acreage in Campbell County, Wyoming held by us as payment for this liability. We have agreed to this settlement and management anticipates the transaction will be finalized during the third quarter of 2002.

         (c) On September 22, 2000, Tioga Lumber Company obtained a judgment of $43,300 plus interest in the Circuit Court of Pleasants County, West Virginia, against Tyler Construction Company for breach of contract. We have accrued $47,741 which is included in our financial statements for the year ended December 31, 2000 under accounts payable. On February 26, 2002, we reached a negotiated payment schedule with Tioga. We have made the initial payment pursuant to the settlement and expect the full amount will be paid by the third quarter 2002.

         (d) On April 16, 2001, Ross Forbus obtained a judgment of $428,018 against us to satisfy a promissory note that we previously entered into with Mr. Forbus on April 8, 1996. We agreed to payment terms and made several payments to Mr. Forbus. We are presently negotiating to extend the term of the payments until the judgment is paid in full. Mr. Forbus has made a demand upon for payment in full.

         (e) On December 26, 2001, George Hillyer filed a suit against us and William F. Woodburn and Loren E. Bagley individually. The action seeks $250,750 in connection with certain services performed for us. We have reached a tentative agreement to settle the suit and expect to finalize the settlement in the third quarter 2002.

         (f) In January 2002, a suit entitled Dennis L. Spencer vs. Trans Energy, Inc. and Messrs. Woodburn and Bagley was filed in the Circuit Court of Ritchie County, West Virginia ( Civil Action No. 02-C-02). The complaint alleges that we sold certain assets which Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. Management believes the suit is without merit and intends to vigorously defend the action. We have not accrued any amounts for these claims as of December 31, 2001 because we feel that based on our defenses against the claims we will have no additional liability. Due to the early stage of the litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

Item 2.           Changes In Securities and Use of Proceeds

         During the second quarter of 2002, we issued 5,000,000 shares of common stock to one person upon the conversion of notes payable, valued at $50,000. This transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) of that Act. Also during the second quarter of 2002, we issued 1,000,000 to one person in exchange for services valued at $27,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3.           Defaults Upon Senior Securities

         In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due June 30, 1999. Interest on the debentures accrued upon the date of issuance until payment in full of the principal sum was been made or duly provided for. Holders of the debentures have the option, at any time, until maturity, to convert the principal amount of their debenture, or any portion of the principal amount which is at least $10,000 into shares of the our common stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the our stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the debentures. Any accrued and unpaid interest shall be payable, at our option, in cash or in shares of our common stock valued at the then effective conversion price. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At June 30, 2002, we owed $341,462 in connection with the debentures consisting of $50,000 to one debenture holder and $291,462 in penalties and interest.

Item 4.           Submission of Matters to a Vote of Security Holders

         This Item is not applicable.

Item 5.           Other Information

         This Item is not applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 99.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                                    Section  906  of the  Sarbanes-Oxley  Act of
                                    2002

                  Exhibit 99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANS ENERGY, INC.



Date:  August 13, 2002         By  /S/  ROBERT I. RICHARDS
                                  -------------------------------------------
                                        ROBERT I. RICHARDS, President,
                                        Chief Executive Officer and Director

Date:  August 13, 2002         By  /S/  WILLIAM F. WOODBURN
                                  -------------------------------------------
                                        WILLIAM F. WOODBURN
                                        Secretary / Treasurer
                                        (Principal Accounting Officer)