Form 10QSB
period 2002-09-30
TRANS ENERGY INC
filed 2002-11-18
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2002

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
Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                     Outstanding as of September 30, 2002
    -----------------------------       ------------------------------------
    Common Stock, $.001 par value                   237,019,127


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       3

                  Consolidated Balance Sheets -- September 30, 2002 and December 31, 2001............       4

                  Consolidated Statements of Operations -- three and nine months ended
                    September 30, 2002 and 2001......................................................       6

                  Consolidated Statements of Stockholders' Equity (Deficit)..........................       7

                  Consolidated Statements of Cash Flows - nine months ended
                    September 30, 2002 and 2001......................................................       8

                  Notes to Consolidated Financial Statements ........................................       9

Item 2.      Management's Discussion and Analysis and Results of Operations..........................      15

Item 3.      Controls and Procedures.................................................................      17

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      17

Item 2.      Changes In Securities and Use of Proceeds...............................................      19

Item 3.      Defaults Upon Senior Securities.........................................................      19

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      19

Item 5.      Other Information.......................................................................      20

Item 6.      Exhibits and Reports on Form 8-K........................................................      20

             Signatures..............................................................................      21

             Certifications..........................................................................      22

                                                      PART I

Item 1.           Financial Statements

         We  have  prepared  the  following  unaudited   consolidated  financial
statements for the period ended September 30, 2002.



                               TRANS ENERGY, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2002 and December 31, 2001


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------


                                                       September 30,  December 31,
                                                          2002           2001
                                                       -----------    -----------
                                                       (Unaudited)
CURRENT ASSETS

Cash                                                   $      --      $     1,491
Accounts receivable, net                                   197,216        186,478
Prepaid expenses                                               360           --
                                                       -----------    -----------
Total Current Assets                                       197,576        187,969
                                                       -----------    -----------
PROPERTY AND EQUIPMENT

Vehicles                                                    59,013         59,013
Machinery and equipment                                     10,092         10,092
Pipelines                                                2,254,908      2,254,908
Well equipment                                              49,155         49,155
Wells                                                    3,523,731      3,559,644
Leasehold acreage                                          114,426        114,426
Accumulated depreciation, depletion and amortization
                                                        (3,101,728)    (2,602,528)
                                                       -----------    -----------

Total Property and Equipment, net                        2,909,597      3,444,710

OTHER ASSETS

Cash surrender value - life insurance, net                   5,795          8,791
                                                       -----------    -----------

Total Other Assets                                           5,795          8,791
                                                       -----------    -----------
TOTAL ASSETS                                           $ 3,112,968    $ 3,641,470
                                                       ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                             September 30,    December 31,
                                                                 2002            2001
                                                             ------------    ------------
                                                                     (Unaudited)
CURRENT LIABILITIES

Cash overdraft                                               $      3,370    $       --
Accounts payable - trade                                          774,357         754,552
Notes payable - convertible                                        48,570          41,575
Accrued expenses                                                  619,824         619,678
Salaries payable                                                  769,562         642,662
Notes payable - current portion                                 1,299,241       1,311,695
Judgments payable (Note 5)                                      1,140,840       1,228,964
Notes payable - related party                                   1,001,323         704,829
Debentures payable                                                346,462         331,462
Dividends payable                                                    --            23,250

Total Current Liabilities                                       6,003,549       5,658,667
                                                             ------------    ------------
LONG-TERM LIABILITIES

Judgments payable (Note 5)                                          6,434           6,434
Notes payable                                                     282,165         282,165
                                                             ------------    ------------
Total Long-Term Liabilities                                       288,599         288,599

Total Liabilities                                               6,292,148       5,947,266
                                                             ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized at $0.001
par value; -0- and 300 shares issued and
outstanding, respectively                                            --              --
   Common stock; 500,000,000 shares authorized at $0.001
par value; 237,019,127 and 176,683,189 shares issued
and outstanding, respectively                                     237,018         176,682
Capital in excess of par value                                 23,034,285      22,769,371
Accumulated deficit                                           (26,450,483)    (25,251,849)
                                                             ------------    ------------
Total Stockholders' Equity (Deficit)                           (3,179,180)     (2,305,796)
                                                             ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                             $  3,112,968    $  3,641,470
                                                             ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                           For the                          For the
                                      Three Months Ended                Nine Months Ended
                                         September 30,                    September 30,
                                        -------------                     -------------
                                   2002              2001             2002            2001
                                -----------      -----------      -----------      -----------

REVENUES                      $     283,478    $     374,722    $     629,072    $   1,036,553
                                -----------      -----------      -----------      -----------
COSTS AND EXPENSES

Cost of oil and gas                 191,675          318,042          558,198          731,860
Salaries and wages                   65,713           65,371          196,734          192,545
Depreciation, depletion and
amortization                        418,547           52,252          526,248          183,145
Selling, general and
administrative                       30,677           25,737          224,217          355,607
                                -----------      -----------      -----------      -----------
Total Costs and Expenses            706,612          461,402        1,505,397        1,463,157
                                -----------      -----------      -----------      -----------
LOSS FROM OPERATIONS               (423,134)         (86,680)        (876,325)        (426,604)
                                -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE)

Other income                          4,826               60            9,104            1,218
Interest expense                    (66,920)         (58,668)        (266,831)        (169,609)
Settlement expense (Note 5)         (64,582)            --            (64,582)            --
                                -----------      -----------      -----------      -----------
Total Other Income
(Expense)                          (126,676)         (58,608)        (322,309)        (168,391)
                                -----------      -----------      -----------      -----------
LOSS FROM OPERATIONS
 BEFORE INCOME TAXES AND
 MINORITY INTERESTS                (549,810)        (145,288)      (1,198,634)        (594,995)
                                -----------      -----------      -----------      -----------
INCOME TAXES                           --               --               --               --
                                -----------      -----------      -----------      -----------
MINORITY INTERESTS                     --               --               --               --
                                -----------      -----------      -----------      -----------

NET LOSS                      $    (549,810)   $    (145,288)   $  (1,198,634)   $    (594,995)
                                ===========      ===========      ===========      ===========

BASIC LOSS PER SHARE          $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)
                                ===========      ===========      ===========      ===========
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                     207,671,301      176,552,754      197,870,431      174,429,507
                                ===========      ===========      ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                             Preferred Stock           Common Stock            Capital In
                                       -------------------------  --------------------------    Excess of      Accumulated
                                           Shares      Amount        Shares      Amount         Par Value       Deficit
                                       -----------  ------------  -----------   ------------   ------------   ------------

Balance, December 31, 2000                      300    $  --      172,028,189   $    172,027   $ 22,608,733   $(23,754,855)

Common stock issued for services
 at $0.03 per share                            --         --        4,655,000          4,655        136,650           --

Discount on beneficial conversion
 feature of notes payable                      --         --             --             --           23,988           --

Dividend on preferred stock at 7.75%           --         --             --             --             --          (23,250)

Net loss for the year ended
 December 31, 2001                             --         --             --             --             --       (1,473,744)
                                       -----------  ------------  -----------   ------------   ------------   ------------
Balance, December 31, 2001                      300       --      176,683,189        176,682     22,769,371    (25,251,849)

Conversion of preferred stock and
 preferred dividends to common
 stock (unaudited)                             (300)      --       16,835,938         16,836          6,414           --

Conversion of notes payable to
 common stock (unaudited)                      --         --        5,000,000          5,000         45,000           --

Common stock issued for services
 (unaudited)                                   --         --        1,000,000          1,000         26,000           --

Conversion of notes payable to
 common stock (unaudited)                      --         --        4,166,667          4,167         20,833           --

Common stock issued for cash
 (unaudited)                                   --         --       33,333,333         33,333        166,667           --

Net loss for the nine months
 ended September 30, 2002
 (unaudited)                                   --         --             --             --             --       (1,198,634)
                                       -----------  ------------  -----------   ------------   ------------   ------------
Balance, September 30, 2002
 (unaudited)                                   --      $  --      237,019,127   $    237,018   $ 23,034,285   $(26,450,483)
                                       ===========  ============  ===========   ============   ============   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 For the
                                                            Nine Months Ended
                                                             September 30,
                                                             -------------
                                                           2002        2001
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                              $ (1,198,634)    (594,995)
   Adjustments to reconcile net loss
   to net cash used by operating activities:
Depreciation, depletion and amortization                   526,248      183,145
     Common stock issued for services                       27,000      172,200
     Settlement expense                                     64,582         --
   Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable                 (10,738)    (155,025)
Increase in prepaid and other current assets                 2,636         --
Increase (decrease) in accounts payable and accrued
expenses                                                   347,205      237,846
                                                         ---------    ---------
Net Cash Used by Operating Activities                     (241,701)    (156,829)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for property and equipment                    (49,463)    (134,522)
                                                         ---------    ---------

Net Cash Used by Investing Activities                      (49,463)    (134,522)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in cash overdraft                                   3,370       70,757
Common stock issued for cash                               200,000         --
Proceeds from related party notes                          366,431      176,477
Proceeds from notes payable                                 25,000      150,147
Principal payments on notes payable
                                                          (130,136)     (85,242)
Principal payments on related party notes                 (174,992)     (20,788)
                                                         ---------    ---------

Net Cash Provided by Financing Activities                  289,673      291,351
                                                         ---------    ---------

NET DECREASE IN CASH                                        (1,491)        --

CASH, BEGINNING OF PERIOD                                    1,491         --

CASH, END OF PERIOD                                      $    --      $    --

CASH PAID FOR:

Interest                                                 $    --      $ 106,234
Income taxes $ - $ -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for debt reduction                   $  25,000    $    --
Common stock issued for services                         $  27,000    $ 172,200
Common stock issued for conversion of
preferred stock and dividends                            $  23,250    $    --



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001



NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 2002 of $26,450,483, and has a working capital deficit at September 30, 2002 of $5,805,973. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

NOTE 3 -      RECLASSIFICATIONS

              Certain 2001 amounts have been reclassified to conform to the 2002 presentations.

NOTE 4 -      MATERIAL EVENTS

              Lario Oil & Gas Company

              On July 18, 2002, Lario Oil & Gas Company (Lario), the operator of the Pinon Fee #1, Sagebrush #1 and Sagebrush #2, filed a lien against the Company in the amount of $70,567 to secure payment of operating fees. Production monies have been suspended to the Baker Entities until this lien has been satisfied.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001



NOTE 4 -      MATERIAL EVENTS (Continued)

              Stockholders' Equity

              During February 2002, the Company converted 300 shares of preferred stock and $23,250 of cumulative preferred dividends into 16,835,938 shares of common stock. As a result of this conversion, the Company has -0- shares of preferred stock issued and outstanding at September 30, 2002.

              During February 2002, the Company received $200,000 for the purchase of 33,333,333 shares of common stock. During September 2002, the Company issued the 33,333,333 shares and at September 30, 2002 the stock subscription deposit has been reduced to $-0-.

              During April 2002, the Company issued 5,000,000 shares of its common stock for the conversion of notes payable in the amount of $50,000. The Company additionally issued 1,000,000 shares of its common stock for services rendered and valued at $27,000.

              Notes Payable

              During March 2002, the Company entered into a promissory note with an unrelated party for $25,000. The note is payable upon demand and accrues interest at 10% per annum. During September 2002, the Company issued 4,166,667 shares of its common stock for the conversion of notes payable for this amount.

              Notes Payable - Related Party

              During the nine months ended September 30, 2002, the Company had entered into multiple promissory notes with several related parties for a total of $165,000. The notes are payable upon demand and interest is imputed at 10% per annum.

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

              On February 28, 2002, the Company and Tioga reached an agreement wherein the Company would pay Tioga $10,000 by March 5, 2002 and $8,000 per month thereafter. The court appointed a special commissioner to act as an arbitrator if the Company defaults. The special commissioner would attach a lien if property is found which does not have a lien attached. The first payment has been made, however, the Company is currently three payments behind. At September 30, 2002, the balance due to Tioga was $21,234 and is included in judgments payable and is classified as a current liability.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001



NOTE 5 -      JUDGMENTS PAYABLE (Continued)

              Dennis L. Spencer

              In January 2002, Dennis L. Spencer filed suit against the Company and William F. Woodburn and Loren E. Bagley in the Circuit Court of Ritchie County, West Virginia (Civil Action No. 02-C-02). The complaint alleges that the Company sold certain assets that Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. The Company has filed its answer to the allegations and feels that the Company has met its obligations in full to Mr. Spencer. Management also believes the suit is without merit and intends to vigorously defend the action. The Company has not accrued any amounts for these claims as of September 30, 2002 because the Company feels that based on its defenses against the claims that the Company will have no additional liability. Due to the early stage of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

              George Hillyer

              On December 26, 2001, George Hillyer filed a suit against the Company and William F. Woodburn and Loren E. Bagley, individually. The action seeks $250,750 in connection with certain services performed for the Company. The Company has indicated that the suit is not justified and that the Company and the individual defendants intend to vigorously defend the action. On September 3, 2002, the Company entered into a Mutual Settlement Agreement and Release of All Claims whereby the Company conveyed a 240-acre lease and a well located in Campbell County Wyoming in release of all claims and dismissal of the suit by Mr. Hillyer. The court dismissed the case on September 20, 2002. The well given to Mr. Hillyer was valued at $64,582 which was included in the statement of operations as an expense.

              Ross O. Forbus

              On April 16, 2001, Ross O. Forbus obtained a judgment against the Company for $428,018 plus post judgment interest at 10.00% per annum. The judgment was obtained to satisfy a previous note payable. The Company has made several small payments to Mr. Forbus and is currently negotiating with him toward extending the payments until the judgment can be paid in full. Mr. Forbus has made a demand upon the Company for payment of the full obligation. The Company has accrued the balance of $428,018 plus accrued interest. At September 30, 2002, the total amount of $450,603 is included in judgments payable and is classified as a current liability.

              Core Laboratories, Inc.

              On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At September 30, 2002, the Company had accrued a balance of $12,869 which is included in judgments payable. $6,434 has been classified as a long-term liability.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001



NOTE 5 -      JUDGMENTS PAYABLE (Continued)

              RR Donnelly

              On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At September 30, 2002, the Company has accrued a balance of $56,792 which is included in judgment payable as a current liability.

              Bellevue Resources

              On April 10, 2000, Bellevue Resources recorded and served its Notice and Statement of Lien in the Sixth Judicial District, Campbell County, Wyoming, against the Company for non-payment of services. The Company had recorded a liability of $78,651 at December 31, 2000. During 2001, the Company has agreed to a settlement agreement wherein the Company will transfer a portion of the Powder River Basin leasehold acreage in Campbell County, Wyoming as full payment of the liability. The Company has executed the settlement agreement and expects to have it completed during the fourth quarter 2002. At September 30, 2002, the balance was $48,134 that is included judgments payable as a current liability.

              Baker Hughes Entities

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001



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

              During 2002, the Company assigned the income stream from the sale of oil from three of its wells (Pinon Fee #1, Sagebrush #1 and Sagebrush #2) to the Baker entities as payments towards the amounts owed. The Company believes that this payment will satisfy the Baker Entities until the Company has paid the full obligation. The Baker Entities continue its proceedings to enforce a foreign judgment against the Company in Pleasants County, West Virginia. At September 30, 2002, the Company has a remaining liability of $557,642 which is included in judgments payable as a current liability.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001



NOTE 6 -      BUSINESS SEGMENTS (Continued)


              Certain financial information  concerning the Company's operations in different industries is as follows:
                                                    For the Nine
                                                    Months Ended         Oil and Gas     Pipeline            Corporate
                                                    September 30,           Sales      Transmission        Unallocated
                                                    -------------           -----      ------------        -----------
              Oil and gas revenue                       2002       $      359,568  $      269,504  $             -
                                                        2001              392,439         644,114                -

              Operating loss applicable to
               industry segment                         2002             (697,869)       (178,456)               -
                                                        2001             (278,144)       (148,460)               -

              General corporate expenses
               not allocated to industry
               segments                                 2002                    -               -                -
                                                        2001                    -               -                -

              Interest expense                          2002             (219,412)        (47,419)               -
                                                        2001             (107,863)        (61,746)               -

              Other income (expenses)                   2002             (274,890)        (47,419)               -
                                                        2001             (106,645)        (61,746)               -

              Assets
               (net of intercompany accounts)           2002            2,303,279         809,689
                                                        2001            3,460,669         945,387                -

              Depreciation and amortization             2002              444,692          81,556                -
                                                        2001              101,589          81,556

              Property and equipment
               Acquisitions                             2002               49,463               -                -
                                                        2001              134,522               -                -

Item 2.  Management's Discussion and Analysis or Plan of Operations

         The following table sets forth the percentage relationship to total revenues of principal items contained in the our consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                                   Three Months Ended        Nine Months Ended
                                                      September 30,             September 30,
                                              ------------------------ --------------------------
                                                   2002          2001       2002         2001
                                                   ----          ----       ----         ----
                                                       (Unaudited)             (Unaudited)
Total revenues..............................       100%          100%       100%         100%
Total costs and expenses....................       249           123        239          141
Loss from operations........................      (149)          (23)      (139)         (41)
Other income (expense)......................       (45)          (16)       (51)         (16)
Net loss....................................      (194)          (39)      (190)         (57)


         Total revenues for the three months ("third quarter") and nine months ended September 30, 2002 decreased 24% and 39% respectively, when compared with the third quarter and first nine months of 2001. The decreases during the 2002 periods are due primarily to less oil production and lower oil and gas prices. Our cost of oil and gas for the third quarter and first nine months of 2002 decreased 40% and 24% from the respective 2001 periods due to decreased oil production. Selling, general and administrative expenses for the third quarter of 2002 increased 19% due to increased cost of insurance benefits, and decreased 37% for the first nine months of 2002 attributed to decreases in legal, travel, accounting consulting and general office expenses. Depreciation, depletion and amortization increased in the third quarter and first nine months of 2002 by 701% and 187%, respectively, attributed to increased depletion of oil and gas wells based on estimated oil and gas reserves.

         Our loss from operations for the third quarter of 2002 was $423,134 compared to $86,680 for the third quarter of 2001, and was $876,325 for the first nine months of 2002 compared to $426,604 for the first nine months of 2001. Total other expenses increased 116% and 91 % for the third quarter and first nine months of 2002, respectively, due primarily to increased interest expenses.

         As a percentage of total revenues, total costs and expenses increased from 123% in the third quarter of 2001 to 249% for the third quarter of 2002, and from 141% or the first nine months of 2001 to 239% for the first nine months of 2002. Actual total costs and expenses increased 53% for the third quarter 2002 and 3% for the first nine months of 2002. The increase in total costs and expenses is primarily attributed to increased depreciation, depletion and amortization.

         Our net loss for the third quarter of 2002 was $549,810 compared to $145,288 for the third quarter of 2001, and $1,198,634 for the first nine months of 2002 compared to $594,995 for the 2001 period.

         For the remainder of fiscal year 2002, management expects selling, general and administrative expenses to remain at approximately the same rate as the first nine months of 2002. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2002.

         We have included a footnote to our financial statements for the periods ended September 30, 2002 stating that because of our continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether we can continue as a going concern. See Note 2 to the consolidated financial statements.

Net Operating Losses

         We have accumulated approximately $19,400,000 of net operating loss carryforwards as of September 30, 2002, which may be offset against future taxable income through the year 2021 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

         In the event of certain changes in control of our company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2001 or the nine month period ended September 30, 2002 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

         Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At September 30, 2002, we had a working capital deficit of $5,805,973 compared to a deficit of $5,470,698 at December 31, 2001. This 6% decrease in working capital is primarily attributed to the 20% increase in salaries payable and 42% increase in related party payables.

         During the first nine months of 2002, operating activities used net cash of $241,701 compared to $156,829 in the first nine months of 2001, primarily attributed to our increased net loss for the period and a decrease in common stock issued for services. Net cash used by investing activities in the first nine months of 2002 was $49,463, compared to $134,522 in the 2001 period. The decline is attributed to the decrease in expenditures for property and equipment during 2002. During the first nine months of 2002,we realized a net $289,673 in cash from financing activities compared to $291,351 in the first nine months of 2001. During this period, we realized $200,000 from common stock issued for cash and proceeds from related party notes increased 108% in the first nine months of 2002.

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

         As of September 30, 2002, we had total assets of $3,112,968 and total stockholders' deficit of $3,179,180, compared to total assets of $3,641,470 and total stockholders' deficit of $2,305,796 at December 31, 2001.

         In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due September 30, 1999. A portion of the proceeds were used to acquire the oil and gas properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At September 30, 2002, we owed $346,462 in connection with the debentures consisting of $50,000 for one debenture holder that we have been unable to contact and the balance in penalties and interest.

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


Item 3.           Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-QSB, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

         Changes in Internal Controls. Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


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

                  The Settlement Agreement provided that, subject to the approval of the Bankruptcy Court, we agreed to pay to the Baker Entities $759,664.31, plus interest at 10%. In addition to the $200,000 payable from the escrow, we pledged as collateral certain properties, personal property and fixtures and two directors each pledged 750,000 shares of our common stock which they personally own. Subsequently, we assigned the income stream from the sale of oil in the Pinon Fee #1, Sagebrush #1 and Sagebrush #2 to the Baker Entities as payments toward the amounts owed. Management believes that this payment will satisfy the Baker Entities until the obligation can be paid in full. The Baker Entities continue its proceedings to enforce a foreign judgment against us in Pleasants County, West Virginia. At September 30, 2002, there was a remaining liability of $557,642 which is included in judgments payable as a current liability.

         (b) On April 10, 2000, Bellevue Resources, Inc. recorded and served a Notice and Statement of Lien in the Sixth Judicial District, Campbell County, Wyoming, against us for non-payment of services. We recorded a liability of $78,651 in its financial statements under accounts payable for the year ended December 31, 2000 to reflect this claim. Bellevue Resources has agreed to take certain lease acreage in Campbell County, Wyoming held by us as payment for this liability. We have executed the settlement agreement and expect to have it completed during the fourth quarter 2002. At September 30, 2002, the balance of $48,134 has been included in our financial statements as a current liability under judgments payable.

         (c) On September 22, 2000, Tioga Lumber Company obtained a judgment of $43,300 plus interest in the Circuit Court of Pleasants County, West Virginia, against Tyler Construction Company for breach of contract. We have accrued $47,741 which is included in our financial statements for the year ended December 31, 2000 under accounts payable. On February 28, 2002, we reached a negotiated payment schedule with Tioga. We have made the initial payment, however, we are currently three payments behind. At September 30, 2002, the balance due to Tioga was $21,234 and is included in judgments payable and classified as a current liability.

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

         (e) On December 26, 2001, George Hillyer filed a suit against us and William F. Woodburn and Loren E. Bagley individually. The action seeks $250,750 in connection with certain services performed for us. On September 3, 2002, we entered into a Mutual Settlement Agreement and Release of All Claims whereby we conveyed a 240-acre lease and a well located in Campbell County Wyoming in release of all claims and dismissal of the suit by Mr. Hillyer. The court dismissed the case on September 20, 2002.

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


Item 2.           Changes In Securities and Use of Proceeds

         During the third quarter of 2002, we issued 4,166,667 shares of common stock to two persons upon the conversion of notes payable, valued at $25,000. This transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) of that Act. Also during the third quarter of 2002, we issued 33,333,333 to one person for cash in the amount of $200,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The cash realized from the sale of shares was used for general operating expenses.


Item 3.           Defaults Upon Senior Securities

         In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due June 30, 1999. Interest on the debentures accrued upon the date of issuance until payment in full of the principal sum was been made or duly provided for. Holders of the debentures have the option, at any time, until maturity, to convert the principal amount of their debenture, or any portion of the principal amount which is at least $10,000 into shares of the our common stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the our stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the debentures. Any accrued and unpaid interest shall be payable, at our option, in cash or in shares of our common stock valued at the then effective conversion price. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At September 30, 2002, we owed $346,462 in connection with the debentures consisting of $50,000 to one debenture holder and $296,462 in penalties and interest.


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

                  There were no current reports filed on Form 8-K for the three month period ended September 30, 2002.

                                                    SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TRANS ENERGY, INC.



Date:  November 15, 2002     By  /S/  ROBERT I. RICHARDS
                                -----------------------------------------------
                                      ROBERT I. RICHARDS, President,
                                      Chief Executive Officer and Director




Date:  November 15, 2002     By  /S/  WILLIAM F. WOODBURN
                                -----------------------------------------------
                                      WILLIAM F. WOODBURN
                                      Secretary / Treasurer
                                      (Principal Accounting Officer)

                                 Certifications

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert I. Richards, Chief Executive Officer of the Trans Energy, Inc. (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Trans Energy, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 15, 2002


/s/   ROBERT I. RICHARDS
-----------------------------
      Robert I. Richards
      Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, William F. Woodburn, Principal Accounting Officer of the Trans Energy, Inc. (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Trans Energy, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 15, 2002


/s/   WILLIAM F. WOODBURN
-----------------------------
      William F. Woodburn
      Principal Accounting Officer