Form 10KSB
period 2002-12-31
TRANS ENERGY INC
filed 2003-03-28
CIK 919721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

(Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                           For the Fiscal Year Ended December 31, 2002

   [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                         Commission File Number 0-23530

                               TRANS ENERGY, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                           93-0997412
--------------------------------                         -------------------
 (State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

         210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170
         ---------------------------------------------------------------
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.                   [X]

         State the issuer's revenues for its most recent fiscal year.  $ 889,764

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $696,100 (Based on price of $0.003 on March 25, 2003)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                         Outstanding as of December 31, 2002
     -----------------------                -----------------------------------
     Common Stock, Par Value                           237,519,127
         $.001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

         A description of "Documents  Incorporated by Reference" is contained in
Part III, Item 13.

Transitional Small Business Disclosure Format.      Yes [ ]           No [X]


                               TRANS ENERGY, INC.

                                TABLE OF CONTENTS

                                                                                                 Page

                                                      PART I

Item 1.     Description of Business .......................................................        3

Item 2.     Description of Property........................................................       11

Item 3.     Legal Proceedings..............................................................       12

Item 4.     Submission of Matter to a Vote of Security Holders.............................       14

                                                PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.......................       14

Item 6.     Management's Discussion and Analysis or Plan of Operation......................       15

Item 7.     Financial Statements...........................................................       19

Item 8.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...........................................................       19

                                               PART III

Item 9.     Directors, Executive Officers, Promoters and Control persons;
            Compliance with Section 16(a) of the Exchange Act..............................       19

Item 10.    Executive Compensation.........................................................       20

Item 11.    Security Ownership of Certain Beneficial Owners and Management.................       21

Item 12.    Certain Relationships and Related Transactions.................................       22

Item 13.    Exhibits and Reports on Form 8-K...............................................       23

Item 14.    Controls and Procedures........................................................       23


            Signatures.....................................................................       24

            Certifications.................................................................       25


                                     PART I

Item 1.  Description of Business

History

         Trans Energy, Inc. is engaged in the transportation, marketing and production of natural gas and oil, and certain exploration and development activities. We own interests in seven oil and gas wells in West Virginia and an interest in seven oil wells in Wyoming that we do not operate. We also own and operate an aggregate of over 100 miles of three-inch, four-inch and six-inch gas transmission lines located within West Virginia in the Counties of Ritchie, Tyler and Pleasants. This pipeline system gathers the natural gas produced from these wells and from wells owned by third parties. We also have approximately 14,000 gross acres under lease in the Powder River Basin in Campbell, Crook and Weston Counties, Wyoming.

         In 1998, we purchased from GCRL Energy, Ltd. all of its interest in the Powder River Basin in Campbell and Crook Counties, Wyoming, consisting of interests in five (5) wells, four (4) of which are producing, interests in 30,000 leasehold acres, and interests in approximately seventy-three miles of 3-D seismic data. The properties include three producing fields from Minnelusa Sandstone and were discovered on 3-D seismic. During 1999, the Sagebrush 3 well was drilled in the Sagebrush field in Campbell County Wyoming. It will be used as a water disposal well for the Sagebrush #1 and #2. It is anticipated that the Sagebrush #3 will be put into operation as a injection well during the summer of 2003.

         Our principal executive offices are located at 210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170, and our telephone number is (304) 684-7053.

Business Development

         In 2001, we continued our interest in the Trenton - Black River deep gas field in the Appalachian Basin in West Virginia. We believes that this area may become active in the counties in which we operate. We continue to focus much of our efforts in this area to take advantage of the situation if the opportunity becomes available. In 1999, we sold many of our Appalachian Basin assets and purchased 51% of a producing well in the Powder River Basin in Wyoming. We then focused our attention toward developing our acreage in the Powder River Basin in Wyoming and drilling for deep gas in the Trenton- Black River area.

         Our business strategy is to economically increase reserves, production and the sale of gas and oil from existing and acquired properties in the Powder River Basin, Appalachian Basin and elsewhere, in order to maximize shareholders' return over the long term. Our strategic location in West Virginia enables us to actively pursue the acquisition and development of producing properties in that area that will enhance our revenue base without proportional increases in overhead costs.

         In September 1993, we acquired certain oil and gas assets including wells and pipelines, in exchange solely for shares of our authorized, but previously unissued common stock. These acquisitions are summarized below:

         Tyler Construction Company, Inc.

         We acquired an interest equal to 65% of the total outstanding shares of Tyler Construction Company from Loren E. Bagley and William F. Woodburn, both of whom are directors of Trans Energy. Tyler Construction owns and operates a natural gas gathering pipeline system serving the industrialized Ohio Valley. Tyler Construction also owns and operates 27 miles of six-inch pipeline and 10 miles of four-inch pipeline.

         Tyler Construction's trunk line system consists of a six-inch pipeline that begins at the town of St. Marys, West Virginia, located on the Ohio River in the County of Pleasants in western West Virginia, and proceeds twenty-seven miles due east to Bradden Station, West Virginia. Near Bradden Station, the pipeline intercepts major transmission lines of Equitable Natural Gas, Dominion Transmission, Inc. and Eastern American Energy. An intercepting line consisting of ten miles of four-inch pipeline begins at a point eight miles east of St. Marys and proceeds north 10 miles to an industrial park located seven miles south of Sistersville, West Virginia. At this point, gas is delivered to OSI Specialties (formerly Union Carbide) and Consolidated Aluminum Corporation of America under a marketing agreement with Sancho. Pursuant to our agreement with Sancho, we have the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope Gas, Inc. in 1988. This agreement is a flexible volume supply agreement whereby we receive the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the residential gas index and the Inside F.E.R.C. CNG Index.

         On February 28, 2003, we sold 7.6 miles of the 6-inch pipeline to PC Pipeline, Inc., located in Morgantown, West Virginia. In consideration for the sale, we received 35% of the outstanding stock of Tyler Construction from Ecological Energy, Inc., an affiliate of PC Pipeline. As a result of the transaction, we now own 100% of the capital stock of Tyler Construction.

         Also on February 28, 2003, we sold 10 miles of the 4-inch pipeline to Triad Energy Corporation, located in Marietta, Ohio, for the cash consideration of $270,000. Proceeds from the sale are being used to pay down existing short and long-term debt.

         Spencer Wells

         We acquired all rights, title and interest to six producing oil and gas wells located in West Virginia, in exchange for shares of Trans Energy common stock. Five of the wells identified as "Fowler," "Goff," "Locke," "McGill" and "Workman" are situated in Ritchie County in a proven reservoir field. The remaining well identified as "Spencer," is located in Tyler County. All six wells were completed in 1991 and have been producing oil and gas through the date hereof. In 1999, five of these wells were sold to an unaffiliated third party and in 2000, the sixth well was sold to an unaffiliated third party.

         The Pipeline, Ltd.

         We acquired from Tyler Pipeline, Inc. all rights, title and interest in the natural gas gathering pipeline system known as The Pipeline, Ltd. (the name of the pipeline, not a legal entity), a four-inch pipeline that begins at Twiggs, West Virginia, nine miles east of St. Marys, West Virginia where it intercepts Tyler Construction's trunk line system and proceeds due south for a distance of six miles. The Pipeline, Ltd. system is used for purchasing gas from third party producers. Mr. Woodburn, our Secretary / Treasurer and a director, is also President and owns 50% of Tyler Pipeline. Mr. Bagley, our Vice President and a director, also owns 50% of Tyler Pipeline.

         Ritchie County Gathering Systems, Inc.

         We acquired all the issued and outstanding capital stock of Ritchie County Gathering Systems, Inc., a West Virginia corporation. Ritchie County Gathering owns and operates a four-inch natural gas gathering line which begins five miles south of Cairo, West Virginia at Rutherford, and proceeds due south for 4.6 miles, crossing Mellon Ridge and ending at Macfarlan Creek approximately 1/2 mile north of the South Fork of the Hughes River. The Ritchie County Gathering pipeline is used for purchasing gas from third party producers and delivering such gas to Hope Gas.

         Powder River Basin Wyoming

         On March 6, 1998, we entered into an agreement to purchase from GCRL Energy, Ltd. all of its interest in the Powder River Basin in Campbell and Crook Counties, Wyoming, consisting of interests in five (5) wells, four (4) of which are producing, interests in 30,000 leasehold acres, and interests in approximately seventy-three miles of 3-D seismic data. The properties include three producing fields from Minnelusa Sandstone and were discovered on 3-D seismic. We made an initial payment for the properties of $50,000 and the balance of $2,987,962 was paid for with proceeds from the sale of debentures.

         The following table sets forth information concerning the existing oil production per day of the producing wells located on the GCRL property.

                                     Gross Bbls.
Name of Well                         Oil Per Day        Net % to TSRG          Net Bbls. to TSRG
------------                        ------------        -------------          -----------------
Sagebrush Fed #1                            48                  48.8%                23
Sagebrush Fed #2                            21                  47.5%                10
Pinon Fee #1                                24                  51.2%                12
Sandbar Boley 31-36                         25                  27.8%                 7
                                         -----                                     ----
  includes Sandbar State
  1-36 and 2-36

Current Business Activities

         We operate our oil and natural gas properties and transports and markets natural gas through our transmission systems in West Virginia. Although management desires to acquire additional oil and natural gas properties and to become more involved in exploration and development, this can only be accomplished if we can secure future funding. Management intends to continue to develop and increase the production from the oil and natural gas properties that it currently owns.

         Although we will continue to transport and market natural gas through our various pipelines, there are no current plans to acquire or to lay any additional pipeline systems in 2003. Apart from one well drilled in the Powder River basin in Wyoming (Sagebrush #3) and the seven re-entry Benson wells drilled in West Virginia, we have not participated in any new wells in the last four years.

         Powder River Basin Wyoming - Prima

         On December 28, 1996, we purchased 420 acres in the Powder River basin in Wyoming for $50,000 from an unaffiliated third party. Included in the purchase price was a condition that the previous owners would provide all of the geologic and geophysical work as part of the purchase price. On February 3, 1997 we leased an additional 480 acres that joined with our acreage position. The target formation is the Minnelusa "B1" sand. There presently are no producing wells on such acreage and no proved reserves located on the acreage owned by us.

         Five two-dimensional ("2-D") seismic lines and a 6-square mile three-dimensional ("3-D") seismic program have been shot across the acreage now held by us. Unlike 2-D seismic testing which provides a cross-sectional view of the subsurface of the Earth, 3-D testing provided a full, three- dimensional view of the subsurface. Such views allow for greater precision in the location of potential drilling sites. 3-D testing allows potential drillers to obtain accurate estimates of the size of oil and gas bearing structures and the profile of the structure. 2-D testing only informs the driller that an oil and gas bearing structure is in a particular area, without giving information as to size and shape. Without an accurate estimate of the size of the oil and gas bearing structures, it is difficult to accurately estimate the reserves in the structure, and, thus, the economic viability of drilling into a particular structure. Without an accurate profile of the structure, a driller may not hit the most economic portion of the structure.

         Water pressure primarily is responsible for the movement of oil within the area of our acreage. Where water pressure is the cause of oil movement, finding the apex of the oil bearing structure is critical. Drilling into the apex of such a structure usually assures that a maximum amount of oil, and a minimal amount of water, will be recovered from a well. Hitting such a zone elsewhere than at the apex will result in a lower proportion of oil to water and reduced rates of recovery.

         We completed drilling the Fowler 22-8 in January 1998 and determined the well to be a dry hole and was plugged. We have not done further drilling on the acreage.

         Powder River Basin Wyoming - Wolffe Prospect

         In 1997, we purchased a 30% working interest in the Wolffe Prospect in the Powder River Basin in Campbell County, Wyoming for $65,000 from an unaffiliated third party. Included in the purchase price was a 30% working interest in the Wolffe #1-35 well and 30% interest in 240 acres. In October 1997, we participated in our share of the drilling of the Horizon 32-35 well. The target formation was the Minnelusa "B1" sand. The well was determined to be a dry hole and plugged. On November 15, 1999, we purchased for $16,000 an additional 51% working interest in the Wolff 1-35 well from Renor Exploration Limited. In September 2002, we transferred this well to an unaffiliated third party in settlement of a lawsuit.

         Sistersville

         In 1995, we purchased approximately 2,200 acres in a known producing field located near Sistersville, West Virginia for $100,000. The Sistersville field has been in operation since the 1890's, although at a very low level for the past several years. To date the field has produced over 13 million barrels of oil. The field contains portions of the Big Injun and Keener sands formations, both well known oil and gas bearing formations, which are the zones we intend to explore. These formations are approximately 1,700 feet deep. Recoverable reserves of oil in the field are estimated at several million barrels. We drilled a well on the Sistersville acreage in April 1997. In 1999, we sold the Sistersville field for $125,000 to an unaffiliated third party.

Research and Development

         We have not allocated funds for conducting research and development activities and, due to the nature of our business. We do not anticipate allocating funds for research and development in the immediate future.

Marketing

         We operate exclusively in the oil and gas industry. Natural gas production from wells owned by us is generally sold to various intrastate and interstate pipeline companies and natural gas marketing companies. Sales are generally made on the spot market or under short-term contracts (one year or less) providing for variable or market sensitive prices. These prices often are tied to natural gas futures contracts as posted in national publications.

         Natural gas delivered through our pipeline network is sold through the Sancho Oil and Gas Corporation contract to the industrial facilities near Sistersville, West Virginia, or to Hope Gas, a local utility. Some of the gas is sold at a fixed price on a year long basis and some at a variable price per month per Mcf. Under our contract with Sancho, we have the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope Gas in 1988. This agreement is a flexible volume supply agreement whereby we receive the full price which Sancho charges the end user less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index and published Inside F.E.R.C. Index, at our option, for the first 1,500 Mcf purchased per day by Hope Gas and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for us, there can be no assurance that prices paid by us to suppliers will be lower than the price which we would receive under the Hope Gas arrangement. Prior to June 1, 1996, the price was the residential gas commodity index and when the market price of gas rose above such index, our ability to purchase gas from third parties was adversely effected.

         We sell our oil production to third party purchasers under agreements at posted field prices. These third parties purchase the oil at the various locations where the oil is produced.

         Although management believes that we are not dependent upon any one customer, our marketing arrangement with Sancho accounted for approximately 26% of our revenue for the year ended December 31, 2002, and approximately 49% for the year ended December 31, 2001. This marketing agreement is in effect until September 1, 2008.

         In addition to the natural gas produced by our wells, we also purchased approximately 250 Mcf of natural gas per day in 2002.

Competition

         We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of the Appalachian and Powder River Basins and elsewhere, and competing for customers. Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that there exists a viable market place for smaller producers of natural gas and oil and for operators of smaller natural gas transmission systems.

         Under our contract with Sancho, we have the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope Gas in 1988. This agreement is a flexible volume supply agreement whereby we receive the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon indices that include the residential gas commodity charge of Hope Gas and the Inside F.E.R.C. CNG Index. Were it not for the relationship between Hope Gas and Sancho, Hope Gas would compete directly with us for the sale of gas to certain customers, specifically OSI Specialities, Inc. and Ormet Aluminum Company.

Government Regulation

         The oil and gas industry is extensively regulated by federal, state and local authorities. The scope and applicability of legislation is constantly monitored for change and expansion. Numerous agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for noncompliance. To date, these mandates have had no material effect on our capital expenditures, earnings or competitive position.

         Legislation and implementing regulations adopted or proposed to be adopted by the Environmental Protection Agency ("EPA") and by comparable state agencies, directly and indirectly affect our operations. We are required to operate in compliance with certain air quality standards, water pollution limitations, solid waste regulations and other controls related to the discharging of materials into, and otherwise protecting the environment. These regulations also relate to the rights of adjoining property owners and to the drilling and production operations and activities in connection with the storage and transportation of natural gas and oil.

         We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed operations may have upon the environment. Requirements imposed by such authorities could be costly, time-consuming and could delay continuation of production or exploration activities. Further, the cooperation of other persons or entities may be required for us to comply with all environmental regulations. It is conceivable that future legislation or regulations may significantly increase environmental protection requirements and, as a consequence, our activities may be more closely regulated which could significantly increase operating costs. However, management is unable to predict the cost of future compliance with environmental legislation. As of the date hereof, management believes that we are in compliance with all present environmental regulations. Further, we believe that our oil and gas explorations do not pose a threat of introducing hazardous substances into the environment. If such event should occur, we could be liable under certain environmental protection statutes and laws. We presently carry insurance for environmental liability.

         Our exploration and development operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes the requirement of permits for the drilling of wells, the regulation of the location and density of wells, limitations on the methods of casing wells, requirements for surface use and restoration of properties upon which wells are drilled, and governing the abandonment and plugging of wells. Exploration and production are also subject to property rights and other laws governing the correlative rights of surface and subsurface owners.

         We are subject to the requirements of the Occupational Safety and Health Act, as well as other state and local labor laws, rules and regulations. The cost of compliance with the health and safety requirements is not expected to have a material impact on our aggregate production expenses. Nevertheless, we are unable to predict the ultimate cost of compliance.

         Although past sales of natural gas and oil were subject to maximum price controls, such controls are no longer in effect. Other federal, state and local legislation, while not directly applicable to us, may have an indirect effect on the cost of, or the demand for, natural gas and oil.

Employees

         As of the date hereof we employ eight people full-time, consisting of three executives, two marketing and clerical persons, and three production persons. Management presently anticipates hiring additional employees as business conditions warrant and as funds are available.

Facilities

         We currently occupy approximately 4,000 square feet of office space in St. Marys, West Virginia, which we share with our subsidiaries, Tyler Construction Company and Ritchie County Gathering Systems. We lease an aggregate of approximately 4,000 square feet from an unaffiliated third party under a verbal arrangement for $1,400 per month, inclusive of utilities. Management believes that our present office facilities are adequate for our current business operations.

Industry Segments

         No information is presented as to industry segments. We are presently engaged in the principal business of the exploration, development, production, transportation and marketing of natural gas and oil. Reference is made to the statements of operations contained in the financial statements included herewith for a statement of our revenues and operating loss for the past two fiscal years.

Risk Factors

         You should carefully consider the risks and uncertainties described below and other information in this report. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results, would likely suffer. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or operating results.

         We have a history of losses and anticipate future losses
--------------------------------------------------------------------------------
         Our revenues declined 33% during the fiscal year ended December 31, 2002, and we may not achieve, or subsequently maintain profitability if anticipated revenues do not increase in the future. We have experienced operating losses, negative cash flow from operations and net losses in each quarterly and annual period for the past several years. As of December 31, 2002, our net operating loss carryforward was approximately $19.7 million and our accumulated deficit was approximately $27.2 million. We expect to continue to incur significant expenses in connection with

         *    exploration and development of new and existing properties,
         *    costs of sales and marketing efforts,
         *    additional personnel, and
         *    increased general and administrative expenses.

         Accordingly, we will need to generate significant revenues to achieve and attain, and eventually sustain profitability. If revenues do not increase, we may be unable to attain or sustain profitability on a quarterly or annual basis. Any of these factors could cause the price of our stock to decline.

         There are many competitors in the oil and gas industry
--------------------------------------------------------------------------------
         We encounter many competitors in the oil and gas industry, both in the exploration and development of properties and in the sale of oil and gas. Management expects competition to continue and intensify in the future. If we are unable to successfully compete with other oil and gas companies, our business will be adversely affected.

         Our operating results are likely to fluctuate significantly and cause our stock price to be volatile which could cause the value of your investment in our shares to decline
--------------------------------------------------------------------------------
         Quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could significantly decline which may cause the value of your investment to decline. Some of the factors that could affect quarterly or annual operating results or impact the market price of our common stock include:

         *    our ability to develop properties and to market our oil and gas;

         * the timing and amount of, or cancellation or rescheduling of, orders for our oil and gas;

         * our ability to retain key management, sales and marketing and engineering personnel;

         *    a decrease in the prices of oil and gas; and

         *    changes in costs of exploration or marketing oil and gas.

         Due to these and other factors, quarterly and annual revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

         Additional share issuances could be dilutive
--------------------------------------------------------------------------------
         If we do not generate necessary cash from our operations to finance future business, we may need to raise additional funds through public or private financing opportunities. Selling additional stock could dilute the equity interests of existing stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit operating flexibility. We may not be able to obtain funds needed to finance operations at all, or may be able to obtain funds only on very unattractive terms. Management may also explore other alternatives such as a joint venture with other oil and gas companies. There can be no assurances, however, that we will conclude any such transaction.

         Outside factors may influence our business development
--------------------------------------------------------------------------------
         We expect to experience significant fluctuations in future results of operations due to a variety of factors, many of which are outside of our control, including:

         *    demand for oil and gas;
         *    attempts to expand into new markets;
         *    competitive factors that affect pricing;
         * the timing and magnitude of capital expenditures, including costs relating to the expansion of operations;
         *    hiring and retention of key personnel;
         * changes in generally accepted accounting policies, especially those related to the oil and gas industry; and
         *    new government legislation or regulation.

         Any of the above factors could have a negative effect on our business and on the price of our common stock.

         If we lose key personnel, we may be unable to successfully operate
--------------------------------------------------------------------------------
         We depend on the continued contributions of our executive officers and other technical and marketing personnel to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

         Going concern issue
--------------------------------------------------------------------------------
         Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependant upon our ability to achieve a profitable level of operations. Management will need, among other things, additional capital resources which it may seek through loans from shareholders. We expect that we will need approximately $300,000 to cover our negative cash flow through fiscal 2003. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Risks relating to ownership of our common stock

         The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all.

--------------------------------------------------------------------------------
         Our common stock is presently traded on the OTC Bulletin Board, although there is no assurance that a viable market will continue. The price of our shares in the public market is highly volatile and may fluctuate substantially because of:

         *    actual or anticipated fluctuations in our operating results;

         *    changes in or failure to meet market expectations;

         *    conditions and trends in the oil and gas industry; and

         * fluctuations in stock market price and volume, which are particularly common among securities of small capitalization companies.

         We do not intend to pay dividends
--------------------------------------------------------------------------------
         To date, we have never declared or paid a cash dividend on shares of our common stock. We currently intend to retain any future earnings for growth and development of business and, therefore, do not anticipate paying any dividends in the foreseeable future.

         Possible "Penny Stock" Regulation
--------------------------------------------------------------------------------
         Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

         * make a special suitability determination for purchasers of penny stocks;
         * receive the purchaser's written consent to the transaction prior to the purchase; and
         * deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

         Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.


Item 2.  Description of Property

         Our properties consist essentially of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia. Our proved reserves for the years ended December 31, 2002, 2001 and 2000 are set forth below:

                                                    December 31,
                                    ------------------------------------------
                                       2002             2001            2000
                                    ---------        ---------       ---------
Natural Gas (MMcf)
    Developed                       1,131,415        1,133,839         -
    Undeveloped                                        -               -
     Total Proved                   1,131,415        1,133,839         356,196
Crude Oil (MBbl)
    Developed                         113,406          147,876       1,138,144
    Undeveloped                                        -               210,610
     Total Proved                     113,406          147,876       1,348,754

         These estimates are bases primarily on the reports of Donald C. Kesterson, Certified Petroleum Geologist for natural gas, and Robert L. Richards, Geologist for oil. Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the SEC. See SFAS 69 Supplemental Disclosures included as part of our consolidated financial statements.

         Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf"), produced by us for the past three fiscal years.

                                                 Years ended December 31,
                                        ----------------------------------------
Average sales price:                     2002          2001               2000
-------------------                     ------        ------             ------
    Gas (per mcf)                      $  4.73       $  5.22         $    -
    Oil (per bbl)                        17.91         16.22              24.67
Average cost of production:
    Gas (per mcf)                        --            --            $    --
    Oil (per bbl)                         5.03          4.05               3.38

         We have not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of our last fiscal year.

         The following schedule sets forth the capitalized costs relating to oil and gas producing activities by us for the past three fiscal years.


                                   Years ended December 31,
                           -----------------------------------------
                              2002           2001           2000
                           ===========    -----------    -----------
Proved oil and gas
  producing properties
  and related lease
  and well equipment       $ 3,678,730    $ 3,617,505    $ 3,372,880
Unproved oil and gas
  properties                    95,945        114,426        180,000
Accumulated depreciation
  and depletion             (1,839,295)    (1,009,429)      (269,365)
                           -----------    -----------    -----------
Net Capitalized Costs      $ 1,935,380    $ 2,722,502    $ 3,283,515
                           ===========    -----------    -----------

         The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to our proved oil and gas reserves.

                                      Years ended December 31,
                              -----------------------------------------
                                 2002           2001           2000
                              ===========    -----------    -----------
Standardized measure,
  beginning of year           $ 3,649,994   $ 4,425,778    $ 5,216,987
Oil and gas sales, net
  of production costs                --            --             --
Sales of mineral in place            --      (1,039,658)    (1,611,730)
Purchases                            --            --          820,521
Net change due to revisions
  in quantity estimates           664,947       263,874           --
                              -----------   -----------    -----------
Standardized measure,
  end of year                 $ 4,314,941   $ 3,649,994    $ 4,425,778
                              ===========   ===========    ===========

         We do not anticipate investing in or purchasing assets and/or property for the purpose of capital gains. It is our intention to purchase assets and/or property for the purpose of enhancing our primary business operations. We are not limited as to the percentage amount of our assets we may use to purchase any additional assets or properties.


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

         On April 23, 2000, the 189th District Court of Harris County, Texas entered an Agreed Final Judgment in favor of Western against us in the amount of $600,665.36, together with post judgment interest at 10% per annum. Following the judgment, we entered into settlement negotiations with Western concerning our satisfaction of the judgment through payments over a four to five month period, together with the pledge of collateral on certain unencumbered assets. Previously, on or about July 9, 1998, a judgment had been entered in the 152nd District Court of Harris County, Texas against us in favor of Baker Hughes Oilfield Operations, Inc. d/b/a/ Baker Hughes Inteq. Western Geophysical ("Baker"), a division of Western Atlas International, Inc., in the amount of $41,142.00, together with interest and attorney fees. This judgment was outstanding at the time of the filing of the Involuntary Petition.

         During our negotiations with Western for settlement of the Judgment, we made a $200,000 "good faith payment" to Western's counsel on October 23, 2000. On December 12, 2000, Joe Hill was named as the Chapter 7 Trustee. Subsequently, Western's counsel delivered the $200,000 to the Trustee.

         On January 19, 2001, we filed with the Bankruptcy Court the Motion to Dismiss Chapter 7 Case. The reasons cited in support of the Motion to Dismiss included, but were not limited to, (i) the Texas Court being an improper venue for the action, and (ii) we never receiving the Involuntary Petition and Summons notifying it of the action. In anticipation of the Bankruptcy Court dismissing the Involuntary Petition, on February 2, 2001, we entered into a Settlement Agreement with Baker Hughes Oilfield Operation, Inc., d/b/a/ Baker Hughes Inteq. Western Geophysical, a division of Western Atlas International, Inc. (the "Baker Entities"). In entering its order on February 7, 2001 to dismiss the action, the Court ordered the Trustee to retain $17,694.80 for satisfaction of administrative fees and expenses, and to pay to Western and Baker the sum of $182,736.66, on our behalf and pursuant to the terms of the Settlement Agreement.

         The Settlement Agreement provided that, subject to the approval of the Bankruptcy Court, we agreed to pay to the Baker Entities $759,664.31, plus interest at 10%. In addition to the $200,000 payable from the escrow, we pledged as collateral certain properties, personal property and fixtures and two directors each pledged 750,000 shares of our common stock which they personally own. Subsequently, we assigned the income stream from the sale of oil in the Pinon Fee #1, Sagebrush #1 and Sagebrush #2 to the Baker Entities as payments toward the amounts owed. The Baker Entities continue their proceedings to enforce a foreign judgment against us in Pleasants County, West Virginia.

         (b) On April 10, 2000, Bellevue Resources, Inc. recorded and served a Notice and Statement of Lien in the Sixth Judicial District, Campbell County, Wyoming, against us for nonpayment of services. We recorded a liability of $78,651 in our financial statements under accounts payable for the year ended December 31, 2000 to reflect this claim. Bellevue Resources has agreed to take certain lease acreage in Campbell County, Wyoming held by us as payment for this liability. We executed the settlement agreement and management considered the case closed on December 18, 2002.

         (c) On September 22, 2000, Tioga Lumber Company obtained a judgment of $43,300 plus interest in the Circuit Court of Pleasants County, West Virginia, against Tyler Construction Company for breach of contract. On February 28, 2002, we reached a negotiated payment schedule with Tioga and made the initial payment. The current balance owed to Tioga is $26,091.58.

         (d) On April 16, 2001, Ross Forbus obtained a judgment of $428,018 against us to satisfy a promissory note previously entered into with Mr. Forbus on April 8, 1996. We agreed to payment terms and has made several payments to Mr. Forbus. Mr. Forbus has made a demand upon for payment in full. We are not currently making payments.

         (e) In September 2001, the SEC filed a civil action in the United States District Court for the District of Columbia (Civil Action No. 1:01CV020060) against us and two of our directors, Loren E. Bagley and William F. Woodburn. The complaint alleged violations of the anti-fraud and reporting provisions of the federal securities laws in connection with press releases, wesbite postings, and SEC filings. The complaint sought injunctive relief and civil penalties.

         On February 26, 2002, the District Court entered a permanent injunction against Trans Energy, Mr. Bagley, and Mr. Woodburn, permanently enjoining them from future violations of the Securities Exchange Act of 1934 and certain rules promulgated thereunder. The Court also ordered Messrs. Bagley and Woodburn to each pay a $20,000 civil penalty. Trans Energy, Mr. Bagley and Mr. Woodburn consented to entry of the permanent injunction and the imposition of civil penalties without admitting or denying the Commission's allegations. Messrs. Bagley and Woodburn have each paid their civil penalty.

         (f) On December 26, 2001, George Hillyer filed a suit against Trans Energy and William F. Woodburn and Loren E. Bagley individually. The action seeks $250,750 in connection with certain services performed for us. On September 3, 2002, we entered into a Mutual Settlement Agreement and Release of All Claims whereby we conveyed a 240-acre lease and a well located in Campbell County Wyoming in release of all claims and dismissal of the suit by Mr. Hillyer. The Court dismissed the case on September 20, 2002.

         (g) In January 2002, a suit entitled Dennis L. Spencer vs. Trans Energy, Inc. and Messrs. Woodburn and Bagley was filed in the Circuit Court of Ritchie County, West Virginia ( Civil Action No. 02-C-02). The complaint alleges that we sold certain assets which Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. We have filed an answer to the complaint and the matter is still pending.

         (h) On January 15, 2003, a suit against us entitled Lario Oil & Gas Company vs. Trans Energy, Inc. (Civil Action No. 24575) was initiated in the Sixth District Court of Campbell County, Wyoming. Lario's suit asks for $50,692.10 which it claims we owe for operating fees on the Sagebrush #1 and #2 and the Pinon Fee #1 wells, operated by Lario and in which we have working interests. We are preparing an answer to the complaint and are asking for a complete accounting of all monies owed. Lario is retaining our share of monthly oil production monies and applying them to the amount owed.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2002.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Our common stock is quoted on the OTC Bulletin Board under the symbol "TSRG." Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the Nasdaq Small-Cap Market and the OTC Bulletin Board for the past two fiscal years.

                                                      High              Low
                  2002
                          First Quarter              $   .026             .005
                          Second Quarter             $   .019             .007
                          Third Quarter              $   .012             .002
                          Fourth Quarter             $   .009             .002
                  2001
                          First Quarter              $   .07          $   .043
                          Second Quarter             $   .051         $   .023
                          Third Quarter              $   .03          $   .01
                          Fourth Quarter             $   .02          $   .007


         As of December 31, 2002, there were approximately 290 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Dividend Policy

         We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intends to retain and reinvest future earnings to finance operations.

Recent Sales of Unregistered Securities

         In 2000, we issued 1,691,287 share of common stock for cash at $.05 per share, or an aggregate of $83,000. We also issued 11,722,383 shares for services and conversion of debt valued at an average of $.12 per share, or an aggregate of $1,422,923. We further issued 151,930,606 shares upon conversion of convertible debentures valued at $5,653,991, or an average of $.04 per share.

         In 2001, we issued 4,655,000 shares of common stock for services valued at an average of $.03 per share, or an aggregate of $141,305. All of these shares were issued pursuant to registration statements on Form S-8.

         During 2002, we issued 60,835,938 shares of common stock for cash, services and conversion of debt at an average of $.01 per share, or an aggregate of $337,250.

         Except for the conversion of debentures pursuant to registration statements, issuances of securities by us were made in reliance upon the exemption from registration under the Securities Act of 1933, provided by
Section 4(2) thereunder. Issuances of shares conversion of debentures was pursuant to the exemption provided by Section 3(a)(9) of said Act.


Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

                              Results of Operations

         The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the two most recent fiscal years ended December 31, 2002, and 2001. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                           Fiscal Years Ended
                                                                 December 31,
                                                          2002          2001
                                                         -----          ----
Total revenues.........................................   100%          100%
Total costs and expenses...............................   257            190
Total other income (expenses)..........................   (62)           (23)
Loss before taxes and minority interests ..............  (219)          (113)
Income taxes...........................................    -               -
Minority interests.....................................    -               -
Net (loss).............................................  (219)          (113)


For the Year Ended  December  31, 2002  Compared to the Year Ended  December 31,
2001
--------------------------------------------------------------------------------
         Total revenues of $889,764 for the year ended December 31, 2002 ("2002") decreased 33% when compared to $1,320,868 for the year ended December 31, 2001 ("2001"). In 2002, oil made up 31% of total revenues compared to 29% in 2001, and gas sales represented 67% of sales in 2002 compared to 70% in 2001. The changes were considered minimal representing only a slight difference in percentage points.

         We had a net loss of $1,946,959 for 2002 compared to a net loss of $1,496,958 in 2001. Total costs and expenses decreased 9% in 2002 primarily due to the 29% decrease in cost of oil and gas, attributed to lower sales and production costs. As a percentage of revenues, total costs and expenses increased from 190% in 2001 to 257% in 2002, which reflects the total lower sales. Salaries and wages increased 38% in 2002 due to the accrual of an additional officer's salary. Selling, general and administrative expenses decreased 18% in 2002 when compared to 2001, primarily due to the decrease in specific area of legal, travel, accounting, consulting and general office expenses. Depreciation, depletion and amortization was relatively stable in 2002 increasing only 1%.

         Interest expense in 2002 increased 35% in 2002 due to additional debt and other liabilities in 2002. We also realized a gain on disposition of assets of $82,522 in 2002, compared to $40,902 in 2001, which was offset by a loss on sale and valuation of assets in 2002 of $103,103.

         Our net loss for 2002 was $1,946,959 versus a net loss of $1,496,958 for 2001. The increase in net loss in 2002 is primarily attributed to the decreased revenues and increased interest expense.

Net Operating Losses

         We have accumulated approximately $19.7 million of net operating loss carryforwards as of December 31, 2002, which may be offset against future taxable income through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2002 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

                         Liquidity and Capital Resources

         Historically, working capital needs have been satisfied through our operating revenues and from borrowed funds. Working capital at December 31, 2002 was a negative $6,332,583 compared with a negative $5,470,698 at December 31, 2001. This decrease in working capital was primarily attributed to increases in accrued expenses, interest, salaries payable and related party payables. We anticipate meeting working capital needs during the 2003 fiscal year with revenues from operations and possibly from capital raised through the sale of either equity or debt securities. We have no other current agreements or arrangements for additional funding and there can be no assurance such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

         As of December 31, 2002, we had total assets of $2,747,636 and stockholders' deficit of $3,938,719 compared to total assets of $3,641,470 and total stockholders' deficit of $2,305,796 at December 31, 2001.

         In 1998, we issued $4,625,400 face value of 8% Secured Convertible Debentures Due March 31, 1999. A portion of the proceeds were used to acquire the GCRL properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At December 31, 2002, we owed $331,462 in connection with the debentures consisting of $50,000 for a debenture and $281,462 in penalties and interest.

         Because we have generated significant losses from operations through December 31, 2002, and has a working capital deficit at December 31, 2002, there exists substantial doubt about our ability to continue as a going concern. Revenues have not been sufficient to cover operating costs and to allow us to continue as a going concern. Potential proceeds from the future sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.

         In the opinion of management, inflation has not had a material effect on the operations of Trans Energy.

Forward-Looking and Cautionary Statements

         This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of our business and acceptance of our products and services; (iii) volatility of the stock market, particularly within the technology sector; and (iv) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Recent Accounting Pronouncements

         On August 16, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this new accounting pronouncement, it currently expects that the effect of SFAS No. 143 on the consolidated financial statements, when it becomes effective, will not be significant.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect on our consolidated financial statements.

         In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Management is currently reviewing SFAS 146.

         In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. Management does not expect that the adoption of SFAS 147 will have a material effect on its consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.


Item 7.  Financial Statements

         Our financial statements as of and for the fiscal years ended December 31, 2002 and 2001 have been examined to the extent indicated in their report by H J & Associates, LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         This Item is not Applicable.


                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, ages, and offices held by our directors and executive officers:

         Name                 Position             Director Since       Age
         ----                 --------             --------------       ---
Robert L. Richards        President, C.E.O.        September 2001        57
                            and Director
Loren E. Bagley           Vice President           August 1991           60
                            and Director
William F. Woodburn       Secretary / Treasurer    August 1991           61
                            and Director
John B. Sims              Director                 January 1988          77

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our directors for service on the Board of Directors or any committee thereof, but directors are reimbursed for expenses incurred for attendance at meetings of the Board and any committee thereof. Executive officers are appointed annually by the Board and each executive officer serves at the discretion of the Board. The Executive Committee of the Board of Directors, to the extent permitted under Nevada law, exercises all of the power and authority of the Board in the management of the business and affairs of Trans Energy between meetings of the Board.

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

         Loren E. Bagley served as our President and C.E.O. from September 1993 to September 2001, at which time he resigned as President and was appointed Vice President. From 1979 to the present, Mr. Bagley has been self-employed in the oil and gas industry as president, C.E.O. or vice president of various corporations which he has either started or purchased, including Ritchie County Gathering Systems, Inc. Mr. Bagley's experience in the oil and gas industry includes acting as a lease agent, funding and drilling of oil and gas wells, supervising production of over 175 existing wells, contract negotiations for purchasing and marketing of natural gas contracts, and owning a well logging company specializing in analysis of wells. Prior to becoming involved in the oil and gas industry, Mr. Bagley was employed by the United States government with the Agriculture Department. Mr. Bagley attended Ohio University and Salem College and earned a B.S. Degree.

         William F. Woodburn has served as our Vice President from August 1991 to September 2001, at which time he resigned as Vice President and was appointed Secretary / Treasurer. Mr. Woodburn has been actively engaged in the oil and gas business in various capacities for the past twenty years. For several years prior to 1991, Mr. Woodburn supervised the production of oil and natural gas and managed the pipeline operations of Tyler Construction Company, Inc. and Tyler Pipeline, Inc. Mr. Woodburn is a stockholder and serves as President of Tyler Construction Company, Inc., and is also a stockholder of Tyler Pipeline, Inc. which owns and operates oil and gas wells in addition to natural gas pipelines, and Ohio Valley Welding, Inc. which owns a fleet of heavy equipment that services the oil and gas industry. Prior to his involvement in the oil and gas industry, Mr. Woodburn was employed by the United States Army Corps of Engineers for twenty four years and was Resident Engineer on several construction projects. Mr. Woodburn graduated from West Virginia University with a B.S. in civil engineering.

         John B. Sims served as our President, C.E.O. and a director from 1988 to September, 1993 and currently is a director. Prior to joining Trans Energy and from 1984 to 1988, Mr. Sims was the General Partner of Ben's Run Oil Company which was acquired by the Company in January, 1988. Mr. Sims has also been the general partner for fourteen limited partnerships from 1977 to 1984 drilling a total of twenty eight wells. Prior to his involvement in the oil and gas business, Mr. Sims was a real estate developer for twenty years as well as an exclusive real estate broker for Ednam Forrest in Charlottesville, Virginia. During 1994, Mr. Sims voluntarily initiated a personal bankruptcy proceeding pursuant to Chapter 7 of the United States Bankruptcy Code. Pursuant to the terms of such proceeding, Mr. Sims was discharged of certain of his debts which were incurred as a consequence of his personal guarantees of certain business related debts, not related to Trans Energy, upon which the primary obligor defaulted.


Item 10. Executive Compensation

         We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors, nor have we entered into employment contracts with any of the aforementioned persons.

Cash Compensation

         The following table sets forth all cash compensation paid by us for services rendered for the years ended December 31, 2002, 2001 and 2000, to our Chief Executive Officer. No executive officer has earned a salary greater than $100,000 annually for any of the periods depicted.

                                            Summary Compensation Table
                                                            Other         All
                                                            Annual      Other
Name and                                                    Compen-    Compen-
Principal Position         Year      Salary      Bonus      sation      sation
------------------        ------    -------      -----      ------      ------
Robert L. Richards          2000    $   -0-     $  -0-      $  -0-     $  -0-
  President and C.E.O.      2001        -0-        -0-         -0-        -0-

Loren E. Bagley,            2002    $   -0-     $  -0-      $  -0-     $  -0-
  President and C.E.O.      2001        -0-        -0-         -0-        -0-
                            2000        -0-        -0-         -0-        -0-


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best of our knowledge as December 31, 2002, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, each director and all directors and officers as a group.

Name and Address                             Amount and Nature of      Percent
of Beneficial Owner                          Beneficial Ownership    of Class(1)
-------------------                         ---------------------    -----------
Robert L. Richards 1,691,287(2) 0.7%
  210 Second Street
  St. Marys, WV 26170
Loren E. Bagley *                              2,074,527(3)            0.9%
  210 Second Street
  St. Marys, WV 26170
William F. Woodburn *                          2,067,394(4)            0.9%
  210 Second Street
  St. Marys, WV 26170
John B. Sims *                                   302,614(5)            0.1%
  210 Second Street
  St. Marys, WV 26170
All directors and executive                    6,135,822(6)            2.6%
  officers as a group
  (4 persons in group)
-----------------------------

*  Director and/or executive officer

 Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

(1) Based upon 237,519,127 shares of common stock outstanding on December 31, 2002,but does not take into consideration stock options owned by certain officers and directors entitling the holders to purchase an aggregate of 650,000 shares of common stock and which are currently exercisable. Therefore, for purposes of the table above, 238,169,127 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the SEC under the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 2002 and assumes the exercise of stock options held by such person (but not by anyone else) exercisable within sixty days.
(2) Includes 1,012,670 shares held in the name of Argene Richards, wife of Mr. Richards. (3) Includes 312,500 shares that may be acquired by Mr. Bagley pursuant to stock options exercisable at $.50 per share and 50,000 shares of common stock held in the name of Carolyn S. Bagley, wife of Mr. Bagley, over which Ms. Bagley retains voting power.

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


Item 12. Certain Relationships and Related Transactions

         During the past two fiscal years, there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

         (a) Loren E. Bagley is President of Sancho, a principal purchaser of our natural gas. Mr. Bagley's wife, Carolyn S. Bagley is a director and owner of 33% of the outstanding capital stock of Sancho. Under our contract with Sancho, we have the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope Gas in 1988. This agreement is a flexible volume supply agreement whereby we receive the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index or the published Inside F.E.R.C. Index, at our option, for the first 1,500 Mcf purchased per day by Hope Gas and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for us there can be no assurance that prices paid by us to suppliers will be lower than the price which we would receive under the Hope Gas arrangement. During 2002, we paid Sancho an aggregate of approximately $5,956 pursuant to such contract.

         (b) On May 7, 1996, we borrowed $100,000 from William Stevenson. Such amount is repayable in one installment of principal and interest of $110,000 on November 7, 1996. Messrs. Bagley, William F. Woodburn and John B. Sims are jointly and severally liable with us for the repayment of such obligation. Such obligation is secured by the pledge of 50,000 shares of common stock owned by Mr. Woodburn's wife, Janet L. Woodburn. The loan remains outstanding.

         We occupy approximately 4,000 square feet of office space in St. Marys, West Virginia, which we share with Tyler Construction and Ritchie County Gathering Systems. Prior to 1997, the office space was paid for by Sancho and we used the office space rent free. We believe that the foregoing transactions with Sancho were made on terms no less favorable to us than those available from unaffiliated third parties.

         It is our policy that any future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

Item 13.          Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.                                        Exhibit Name
-----------                                        ------------
    *2.1      Stock Acquisition Agreement between Trans Energy and Loren E. Bagley and William F.
              Woodburn
    *2.2      Asset Acquisition Agreement between Trans Energy and Dennis L. Spencer
    *2.3      Asset Acquisition Agreement between Trans Energy and Tyler Pipeline, Inc.
    *2.4      Stock Exchange Agreement between Trans Energy and Ritchie County Gathering Systems,
              Inc.
    *2.5      Plan and Agreement of Merger between Trans Energy, Inc. (Nevada) and Apple Corp.
              (Idaho), to facilitate the change of our corporate domicile to Nevada
   **2.6      Agreements related to acquisition of Vulcan Energy Corporation
    *3.1      Articles of Incorporation and all amendments pertaining thereto, for Apple Corp., an Idaho corporation
    *3.2      Articles of Incorporation for Trans Energy, Inc., a Nevada corporation
    *3.3      Articles of Merger for the States of Nevada and Idaho
    *3.4      By-Laws
    *4.1      Specimen Stock Certificate
   *10.1      Marketing Agreement with Sancho Oil and Gas Corporation
   *10.2      Gas Purchase Agreement with Central Trading Company
   *10.3      Price Agreement with Key Oil Company
   *21.1      Subsidiaries Schedule
   *99.1      Reserve Estimate and Evaluation of oil and gas properties
   *99.2      Reserve Estimate and Evaluation for Dennis L. Spencer wells
    99.3      Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002
    99.4      Certification of C.F.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

----------------
 * Previously  filed as Exhibit to Form 10-SB.
** Previously filed as Exhibit to Form 8-K dated August 7, 1995.

         (b)      Reports on Form 8-K

         On March 14, 2003, we filed a Current Report on Form 8-K reporting under Item 2 that our subsidiary, Tyler Construction Company, Inc., had sold certain pipeline assets.


Item 14. Controls and Procedures

         Evaluation  of  Disclosure   Controls  and  Procedures.   Based  on  an
evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

                                   SIGNATURES
                                   ----------

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

Dated: March 28, 2003

             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                 Date
---------                       -----                                 ----


                                President, C.E.O. and            March 28, 2003
/S/ ROBERT L. RICHARDS          Director
-----------------------------
         Robert L. Richards


                                Vice President and               March 28, 2003
/S/ LOREN E. BAGLEY             Director
-----------------------------
         Loren E. Bagley        Principal Financial Officer


                                Secretary Treasurer/            March 28, 2003
/S/  WILLIAM F. WOODBURN        Treasurer and Director
-----------------------------
         William F. Woodburn    Chief Accounting Officer


                                                                 March 28, 2003
/S/  JOHN B. SIMS               Director
-----------------------------
         John B. Sims

                                                                  Certifications
                                                                  --------------


                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert I. Richards, Chief Executive Officer of the Trans Energy, Inc. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-KSB of Trans Energy, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 28, 2003


/s/   ROBERT I. RICHARDS
------------------------------
      Robert I. Richards
      Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, William F. Woodburn, Principal Accounting Officer of the Trans Energy, Inc. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-KSB of Trans Energy, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 28, 2003


/s/   WILLIAM F. WOODBURN
----------------------------------
      William F. Woodburn
      Principal Accounting Officer

                               TRANS ENERGY, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

                                 C O N T E N T S


Independent Auditors' Report ............................................... F-3

Consolidated Balance Sheet ................................................. F-4

Consolidated Statements of Operations ...................................... F-6

Consolidated Statements of Stockholders' Equity (Deficit)................... F-7

Consolidated Statements of Cash Flows ...................................... F-8

Notes to the Consolidated Financial Statements .............................F-10

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Trans Energy, Inc. and Subsidiaries
St. Marys, West Virginia

We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans Energy, Inc. and Subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $27,222,022 and has a working capital deficit of $6,332,583 at December 31, 2002, which together raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13 to the consolidated financial statements, certain errors were discovered by management during the current year resulting in the understatement of previously reported amounts in wells, accumulated depletion, related party payables, and accrued expenses as of December 31, 2001. Accordingly, adjustments have been made to the above mentioned accounts. These adjustments increased the net loss and accumulated deficit as of and for the year ended December 31, 2001.




HJ & Associates, LLC
Salt Lake City, Utah
March 4, 2003

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet



                                     ASSETS

                                                                December 31,
                                                                    2002
                                                                ------------
CURRENT ASSETS

   Cash                                                         $    12,227
   Accounts receivable, net (Note 1)                                138,621
   Prepaid expenses                                                     360
                                                                -----------

     Total Current Assets                                           151,208
                                                                -----------

PROPERTY AND EQUIPMENT (Note 2)

  Vehicles                                                           59,830
  Machinery and equipment                                            10,092
  Pipelines                                                       2,254,908
  Well equipment                                                     49,155
  Wells                                                           3,620,868
  Leasehold acreage                                                  95,945
  Accumulated depreciation                                       (3,496,460)
                                                                -----------

     Total Fixed Assets                                           2,594,338
                                                                -----------

OTHER ASSETS

  Cash surrender value - life insurance (net)                         2,090
                                                                -----------

     Total Other Assets                                               2,090
                                                                -----------

     TOTAL ASSETS                                               $ 2,747,636
                                                                ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 December 31,
                                                                      2002
                                                                 ------------
CURRENT LIABILITIES

   Accounts payable - trade                                      $    701,791
   Notes payable - convertible (Note 12)                               41,575
   Accrued expenses                                                   921,420
   Salaries payable                                                   969,529
   Notes payable - current portion (Note 3)                         1,327,333
   Judgments payable (Note 7)                                       1,115,094
   Related party payables (Note 4)                                  1,075,587
   Debentures payable (Note 9)                                        331,462
                                                                 ------------

     Total Current Liabilities                                      6,483,791
                                                                 ------------

LONG-TERM LIABILITIES

   Judgments payable (Note 7)                                           2,702
   Notes payable (Note 3)                                             199,862
                                                                 ------------

     Total Long-Term Liabilities                                      202,564
                                                                 ------------

     Total Liabilities                                              6,686,355
                                                                 ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 6)

   Preferred stock; 10,000,000 shares authorized at $0.001 par
    value; -0- shares issued and outstanding                             --
   Common stock; 500,000,000 shares authorized at $0.001 par
    value; 237,519,127 shares issued and outstanding                  237,518
   Capital in excess of par value                                  23,045,785
   Accumulated deficit                                            (27,222,022)
                                                                 ------------

     Total Stockholders' Equity (Deficit)                          (3,938,719)
                                                                 ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $  2,747,636
                                                                 ============




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                             For the Years Ended
                                                                 December 31,
                                                        ------------------------------
                                                             2002                2001
                                                        -------------    -------------
                                                                           (Restated)
REVENUES                                                $     889,764    $   1,320,868
                                                        -------------    -------------

COSTS AND EXPENSES

Cost of oil and gas                                           662,958          934,678
Salaries and wages                                            382,117          275,931
Depreciation, depletion and amortization                      919,364          906,931
Selling, general and administrative                           324,874          393,976
                                                        -------------    -------------

Total Costs and Expenses                                    2,289,313        2,511,516
                                                        -------------    -------------

LOSS FROM OPERATIONS                                       (1,399,549)      (1,190,648)
                                                        -------------    -------------

OTHER INCOME (EXPENSE)
  Other income                                                 22,537           16,026
  Gain on disposition of debt                                  82,522           40,902
  Interest expense                                            (488,87         (361,087)
  Loss on sale and valuation of assets (Note 1 and 2)        (103,103)          (2,151)
  Settlement expense                                          (60,489)            --
                                                        -------------    -------------

    Total Other Income (Expense)                             (547,410)        (306,310
                                                        -------------    -------------



NET LOSS BEFORE INCOME TAXES,
 AND MINORITY INTERESTS                                    (1,946,959)      (1,496,958)
                                                        -------------    -------------

INCOME TAXES (Note 1)                                            --               --
                                                        -------------    -------------

MINORITY INTERESTS                                               --               --
                                                        -------------    -------------

NET LOSS - attributed to common shareholders            $  (1,946,959)   $  (1,496,958)
                                                        =============    =============

DIVIDEND ON PREFERRED STOCK                             $        --      $     (23,250)
                                                        =============    =============

BASIC LOSS PER SHARE (Note 1)

   Operations                                           $       (0.01)       $ (0.01 )
                                                        -------------    -------------

      Total Basic Loss Per Share                        $       (0.01)   $       (0.01)
                                                        =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                             207,824,349      175,981,559
                                                        =============    =============

                   The accompanying notes are an integral part of these consolidate financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                  Capital in
                                             Preferred Stock               Common Stock           Excess of      Accumulated
                                          Shares        Amount       Shares           Amount      Par Value         Deficit
                                        -----------  ------------  ------------    ------------   ------------   ------------

Balance, December 31, 2000                      300          --      172,028,189   $    172,027   $ 22,608,733   $(23,754,855)


Common stock issued for services               --            --        4,655,000          4,655        136,650           --

Discount on beneficial conversion
 feature of notes payable                      --            --             --             --           23,988           --

Dividend on preferred stock at 7.75%           --            --             --             --             --          (23,250)

Net loss for the year ended
 December 31, 2001 (Restated)                  --            --             --             --             --       (1,496,958)
                                        -----------  ------------  ------------    ------------   ------------   ------------

Balance, December 31, 2001
 (Restated)                                     300          --      176,683,189        176,682     22,769,371    (25,275,063)

Conversion of preferred stock and
 preferred dividends to common
 stock                                         (300)         --       16,835,938         16,836          6,414           --

Conversion of notes payable to
 common stock                                  --            --        5,000,000          5,000         45,000           --

Common stock issued for services               --            --        1,000,000          1,000         28,000           --

Conversion of notes payable to
 common stock                                  --            --        4,166,667          4,167         20,833           --

Common stock issued for cash                   --            --       33,333,333         33,333        166,667           --

Common stock issued for services               --            --          500,000            500          9,500           --

Net loss for the year ended
 December 31, 2002                             --            --             --             --             --       (1,946,959)
                                        -----------  ------------  ------------    ------------   ------------   ------------

Balance, December 31, 2002                     --          $ --      237,519,127   $    237,518   $ 23,045,785   $(27,222,022)
                                        ===========  ============  ============    ============   ============   ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                For the Years Ended
                                                                    December 31,
                                                            --------------------------
                                                                2002          2001
                                                            -----------    -----------
                                                                           (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                  $(1,946,959)   $(1,496,958)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
  Depreciation, depletion and amortization                      919,364        906,931
  Loss on valuation of wells                                    103,103         36,577
  Loss on impairment of leases                                     --           60,756
  Gain on disposition of assets                                  (2,650)       (95,182)
  Common stock issued for services &
    beneficial conversion features                               39,000        165,293
  Gain on disposition of debt                                   (82,522)       (40,902)
  Settlement expense                                             54,489           --
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                     45,612       (115,472)
  Decrease in restricted cash                                      --           65,689
  (Increase) decrease in prepaid and other current assets         6,341         (7,371)
  Increase in accounts payable and accrued expenses             656,705        461,344
  Decrease in judgments payable                                 (61,625)      (122,084)

    Net Cash Used by Operating Activities                      (269,142)      (181,379)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property and equipment                    2,650        100,000
  Expenditures for property and equipment                       (10,249)      (522,819)
                                                            -----------    -----------

    Net Cash Used by Investing Activities                        (7,599)      (422,819)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Decrease in cash overdraft                                       --          (11,608)
  Common stock issued for cash                                  200,000           --
  Principal payments to related parties                        (208,754)       (57,879)
  Proceeds from related parties                                 337,896        643,308
  Principal payments on notes payable                           (76,968)       (52,992)
  Proceeds from notes payable                                    35,303         43,285

  Proceeds from convertible notes payable                          --           41,575
                                                            -----------    -----------
    Net Cash Provided by Financing Activities               $   287,477    $   605,689
                                                            -----------    -----------


                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


NET INCREASE IN CASH                                        $ 10,736        $  1,491

CASH, BEGINNING OF YEAR                                        1,491            --

CASH, END OF YEAR                                           $ 12,227        $  1,491
                                                            ========        ========
CASH PAID FOR:
  Interest                                                  $288,561        $ 87,939
  Income taxes                                              $   --          $   --

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services
    and beneficial conversion features                      $ 39,000        $165,293
  Common stock issued for conversion
    of debt and interest                                    $ 75,000        $597,666
  Common stock issued for conversion
    of preferred stock and dividends                        $ 23,250        $   --


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001



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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001



NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            b. Accounting Method (Continued)

            If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. During the year ended December 31, 2001, the Company sold 100% of a tract of leasehold acreage for $100,000. The sale resulted in a gain of $95,182. During the year ended December 31, 2001, the Company recognized a loss of $60,756 relating to leasehold acreage for which the leases had expired. During the year ended December 31, 2002, the Company transferred 240 acres and one of its wells as settlement with George Hillyer for an expense of $54,489. Also during 2002, the Company recognized an impairment loss of $103,103 on one of its natural gas wells in West Virginia that was shut down.

            The Company has elected a December 31 year-end.

            c. Basic Loss per Share of Common Stock

            The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. Fully diluted loss per share of common stock is not disclosed as the common stock equivalents are antidilutive in nature.

                                              For the Years Ended
                                                  December 31,
                                        ---------------- -------------
                                              2002             2001
                                        -------------    -------------

Numerator:
  Loss from operations                  $  (1,946,959)   $  (1,496,958)
                                        -------------    -------------

Net Loss                                $  (1,946,959)   $ (1,496,958 )
                                        =============    =============

Denominator - weighted average shares     207,824,349      175,981,559
                                        =============    =============

Net loss per share:
Loss from Operations                    $       (0.01)       $ (0.01 )
                                        -------------    -------------

Total Basic Loss Per Share              $       (0.01)   $       (0.01)
                                        =============    =============

            d. Provision for Taxes

            Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001



NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            d. Provision for Taxes (Continued)

            Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:
                                            2002          2001
                                        -----------    -----------
           Deferred tax assets
               NOL Carryover            $ 7,682,610    $ 6,933,470
                                        -----------    -----------
                                               --             --
                                        -----------    -----------
            Deferred tax liabilities:
               Accrued wages               (378,116)          --

            Valuation allowance          (7,304,494)    (6,933,470)
                                        -----------    -----------
            Net deferred tax asset      $      --      $      --
                                        ===========    ===========

            The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                    2002         2001
                                                 ---------    ---------

            Book loss                            $(759,314)   $(583,820)
            Other                                       94       34,525
            Penalties                               64,620        7,820
            Officer insurance                        4,610      (38,146)
            Stock for services/options expense      15,200       64,460
            Accrued wages                          127,478         --

            Valuation allowance                    547,312      515,161
                                                 ---------    ---------
                                                 $    --      $    --
                                                 =========    =========

            At December 31, 2002, the Company had net operating loss carryforwards of approximately $19,700,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

            Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001



NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            e. Principles of Consolidation

            The consolidated financial statements include the Company and its wholly owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc. and its 65% owned subsidiary, Tyler Construction Company, Inc. All significant intercompany accounts and transactions have been eliminated.

            f. Presentation

            Certain 2001 balances have been reclassified to conform to the presentation of the 2002 consolidated financial statements.

            g. Depreciation

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

            h. Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            i. Long Lived Assets

            The Company reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values (based upon discounted cash flows).

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            j. Newly Issued Accounting Pronouncements

            SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale- leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale- Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material effect on its financial performance or results of operations.

            SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a material effect on its financial performance or results of operations.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            j. Newly Issued Accounting Pronouncements (Continued)

            SFAS No. 147 -- In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS
            147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or
            Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The Company does not expect that the adoption of SFAS 147 will have a material effect on its consolidated financial statements.

            SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.

            k. Accounts Receivable

            Accounts receivable are shown net of an allowance for bad debt of $2,000 at December 31, 2002.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            l. Preferred Stock

            The Company has authorized 10,000,000 shares of $0.001 par value preferred stock. The preferred stock shall have preference as to dividends and to liquidation of the Company. The board of directors has determined that the 300 preferred shares outstanding at December 31, 2000 valued at $300,000 are convertible into common stock at a 20% discount from the closing price of the common stock on the date of conversion and bears interest at prime plus 1%. The conversion discount of $60,000 has been recorded and is included in retained deficit at December 31, 2000. During the year ended December 31, 2001, the Company declared a dividend of $23,250 on the preferred stock. During the year ended December 31, 2002, the Company converted the preferred stock and accrued dividend payable into 16,835,938 shares of common stock. The common stock was valued at 80% of the closing price on August 31, 2001 which was the dividend declaration date.

NOTE 2 -    OIL AND GAS PROPERTY

            At December 31, 2002 the Company's proved properties consist of costs in the following areas net of accumulated depletion of $1,781,433.

            Wyoming                              $    1,229,293
            West Virginia                               610,142
                                                 --------------
                                                 $    1,839,435
                                                 ==============

            Productive Gas Wells

            The following summarizes the Company's productive oil and gas wells as of December 31, 2002. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.

                                                Gross               Net
                                                -----              ----

            Productive oil wells                   6               1.93
            Productive gas wells                   7               5.25
                                                   -               ----
                                                  13               7.18
                                                ====               ====

            The Company does not operate any of these wells.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001



NOTE 2 -    OIL AND GAS PROPERTY (Continued)

            Oil and Gas Acreage

            The following table sets forth the undeveloped leasehold acreage, by area, held by the Company as of December 31, 2002. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which the Company has a working interest. Net acres are the sum of the Company's fractional interests owned in the gross acres. In certain leases, the Company's ownership varies at different depths; therefore, the net acres in these leases are calculated using the lowest ownership interest at any depth.

                                              Gross                Net
                                              -----              -----

            Wyoming                           14,305             12,315
            West Virginia                        424                424
                                              ------             -------

                  Total acres                 14,729             12,739
                                              ======             ======

NOTE 3 -    LONG-TERM DEBT

            The Company had the following debt obligations at December 31, 2002:

            First National Bank of St. Marys, $9,244 payable monthly,
              prime plus 2% interest rate, secured by equipment and personal
              guarantee of officers.                                                $   362,407

            Union Bank of Tyler County, $332 due monthly, 10% interest
              rate, due November 20, 2005, secured by vehicle.                           10,303

            Union Bank of Tyler County, interest at 10% due quarterly,
              renewable, due on demand, unsecured                                        19,683
                                                                                    -----------

              Balance forward                                                       $   392,393
                                                                                    -----------

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 3 -    LONG-TERM DEBT (Continued)

            Balance forward                                                         $   392,393

            Union Bank of Tyler  County,  principal  and interest  payments of
              $799 due monthly,  interest  rate of 14.4%,  due  September  25,
              2004, secured by vehicle and personal guarantee of officers.               14,831

            Wesbanco, interest payable quarterly, prime +1%, due on demand,
              secured by officers' personal assets.                                     300,000

            Note payable to an individual,  due on demand, bearing interest at
              NY prime +1%, interest payments due monthly, secured by
              equipment.                                                                292,078

            Union Bank of Tyler County, principal and interest payments of
              $230 due monthly, interest at 16.0%, secured by vehicle of the
              Company.                                                                    1,974

            Note due to a private individual, due on demand with interest
              at 20%, secured by personal guarantee of officers.                        200,919

            Note payable to Raven Group, interest imputed at 10%,
              due on demand, unsecured.                                                 325,000
                                                                                    -----------

                    Total                                                             1,527,195

                    Less Current Portion                                             (1,327,333)
                                                                                    -----------

                          Total Long-Term Debt                                      $   199,862
                                                                                    ===========

            Future maturities of long-term debt are as follows:

                          2003                                                      $ 1,327,333
                          2004                                                          100,119
                          2005                                                           99,743
                          2006                                                             --
                          2007                                                             --
                          2008 and thereafter                                              --
                                                                                           --
                                                                                    -----------
                               Total                                                $ 1,527,195
                                                                                    ===========

         At December 31, 2002, total interest accrued for these debt obligations was $106,692.

NOTE 4 -    RELATED PARTY TRANSACTIONS

            a. Marketing Agreement - Sancho

            Natural gas delivered through the Company's pipeline network is sold either to Sancho Oil and Gas Corporation ("Sancho"), a company controlled by the Vice President of the Company, at the industrial facilities near Sistersville, West Virginia, or to Dominion Gas, a local utility, on an on-going basis at a variable price per month per Mcf.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 4 -    RELATED PARTY TRANSACTIONS (Continued)

            a. Marketing Agreement - Sancho (Continued)

            Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho.

            b. Well Drilling and Operating Agreement

            In June 2000, the Company entered into a well drillin and operating agreement with Sancho Oil and Gas Corporation ("Sancho"), a company controlled by the Vice President of the Company, on an on-going basis. Sancho provided seven drill-down wells located in Tyler County, West Virginia and the Company was to pay 100% of the cost of drilling and completing the well including any topside equipment needed and other related equipment. The Company will receive 75% of the working interest in each of the wells competed.

            c. Receivables and Payables

            The Company has various receivables from and payables to the officers and companies of the officers. These amounts have been grouped together with a net payable of $1,075,587 at December 31, 2002. The net payable bears interest at 10%, is due on demand and is unsecured. At December 31, 2002, total interest accrued in the net related party payable was $191,945 and is included in accrued expenses.

NOTE 5 -    ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

            The Company's marketing arrangement with Sancho accounted for approximately 82% and 82% of the Company's revenue for the years ended December 31, 2002 and 2001, respectively in Tyler Construction Company. This marketing agreement is in effect until December 1, 2008. Another customer also generated sales of 99% and 99% of Ritchie County total sales in 2002 and 2001, respectively.

NOTE 6 -    STOCKHOLDERS' EQUITY

            In 2001, the Company issued 4,655,000 shares of common stock for services rendered. The shares were valued at an average price of $0.03 per share for total consideration of $141,305. The shares were issued after the services were rendered and were valued at the closing price on the dates of issue.

            During February 2002, the Company converted 300 shares of preferred stock and $23,250 of cumulative preferred dividends into 16,835,938 shares of common stock. As a result of this conversion, the Company has -0- shares of preferred stock issued and outstanding at December 31, 2002.

            During February 2002, the Company received $200,000 for the purchase of 33,333,333 shares of common stock and was shown as a stock subscription deposit. During September 2002, the Company issued the 33,333,333 shares and at September 30, 2002 the stock subscription deposit was reduced to $-0-.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 6 -    STOCKHOLDERS' EQUITY (Continued)

            During March 2002, the Company entered into a promissory note with an unrelated party for $25,000. The note is payable upon demand and accrues interest at 10% per annum. During September 2002, the Company issued 4,166,667 shares of its common stock for the conversion of notes payable for this amount.

            During April 2002, the Company issued 5,000,000 shares of its common stock for the conversion of notes payable in the amount of $50,000. The Company additionally issued 1,000,000 shares of its common stock for services rendered and valued at $29,000.

            During October 2002, the Company entered into an agreement for a proposed private offering of either its debt or equity securities with an investment banking firm. The Company was required to pay $10,000 at the time of the agreement as an advance towards expenses. The advance may be paid using cash and/or the Company's common stock not to exceed 500,000 shares regardless of the market value of the stock at the time of issuance. During October 2002, the Company issued 500,000 shares of its common stock valued at $10,000 as an advance in accordance with the agreement. The Company later decided not to proceed with the proposed private offering and forfeited the $10,000 advance as per the terms of the agreement.

NOTE 7 -    JUDGMENTS PAYABLE

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

            On February 28, 2002, the Company and Tioga reached an agreement wherein the Company would pay Tioga $10,000 by March 5, 2002 and $8,000 per month thereafter. The court appointed a special commissioner to act as an arbitrator if the Company defaults. The special commissioner would attach a lien if property is found which does not have a lien attached. The first payment has been made, and at December 31, 2002, the balance due including interest to Tioga was $26,092 and is included in judgments payable and is classified as a current liability.

            Dennis L. Spencer
            -----------------

            In January 2002, Dennis L. Spencer filed suit against the Company and William F. Woodburn and Loren E. Bagley in the Circuit Court of Ritchie County, West Virginia (Civil Action No. 02-C-02). The complaint alleges that the Company sold certain assets that Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. The Company has filed its answer to the allegations and feels that the Company has met its obligations in full to Mr. Spencer. Management also believes the suit is without merit and intends to vigorously defend the action. The Company has not accrued any amounts for these claims as of December 31, 2002 because the Company feels that based on its defenses against the claims that the Company will have no additional liability. Due to the early stage of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 7 -    JUDGMENTS PAYABLE (Continued)

            George Hillyer
            --------------

            On December 26, 2001, George Hillyer filed a suit against the Company and William F. Woodburn and Loren E. Bagley, individually. The action seeks $250,750 in connection with certain services performed for the Company. On September 3, 2002, the Company entered into a Mutual Settlement Agreement and Release of All Claims whereby the Company conveyed a 240-acre lease and a well located in Campbell County Wyoming in release of all claims and dismissal of the suit by Mr. Hillyer. The court dismissed the case on September 20, 2002. The well given to Mr. Hillyer was valued at $54,489 which was included in the statement of operations as an expense.

            Ross O. Forbus
            --------------

            On April 16, 2001, Ross O. Forbus obtained a judgment against the Company for $428,018 plus post judgment interest at 10.00% per annum. The judgment was obtained to satisfy a previous note payable. The Company has made several small payments to Mr. Forbus and is currently negotiating with him toward extending the payments until the judgment can be paid in full. Mr. Forbus has made a demand upon the Company for payment of the full obligation. The Company has accrued the balance of $428,018 plus accrued interest. At December 31, 2002, the total amount including interest of $479,647 is included in judgments payable and is classified as a current liability.

            Core Laboratories, Inc.
            -----------------------

            On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At December 31, 2002, the Company had accrued a balance including interest of $15,310 which is included in judgments payable.

            RR Donnelly
            -----------

            On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At December 31, 2002, the Company has accrued a balance including interest of $68,559 which is included in judgment payable as a current liability.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 7 -    JUDGMENTS PAYABLE (Continued)

            Bellevue Resources
            ------------------

            On April 10, 2000, Bellevue Resources recorded and served its Notice and Statement of Lien in the Sixth Judicial District, Campbell County, Wyoming, against the Company for non-payment of services. The Company had recorded a liability of $78,651 at December 31, 2000. During 2001, the Company has agreed to a settlement agreement wherein the Company will transfer a portion of the Powder River Basin leasehold acreage in Campbell County, Wyoming as full payment of the liability. The Company recognized a gain of $38,784 on the disposition of the debt. The Company has executed the settlement agreement and the court dismissed the case on December 18, 2002.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 7 - JUDGMENTS PAYABLE (Continued)

            Baker Hughes Entities (Continued)
            ---------------------------------

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

            During 2002, the Company assigned the income stream from the sale of oil from three of its wells (Pinon Fee #1, Sagebrush #1 and Sagebrush #2) to the Baker entities as payments towards the amounts owed. The Company believes that this payment will satisfy the Baker Entities until the Company has paid the full obligation. The Baker Entities continue its proceedings to enforce a foreign judgment against the Company in Pleasants County, West Virginia. At December 31, 2002, the Company has a remaining liability including interest of $522,189 which is included in judgments payable as a current liability.

            Lario Oil & Gas Company
            -----------------------

            On January 15, 2003, Lario Oil & Gas Company ("Lario") filed a suit against the Company in the Sixth District Court of Campbell County, Wyoming (Civil Action No. 24575). Lario asks for $50,692, which it claims the Company owes for operating fees on the Pinon Fee #1, Sagebrush #1 and Sagebrush #2 wells, operated by Lario and in which the Company has working interests. The Company is preparing an answer to the complaint and is asking for a complete accounting of all monies owed. Lario is retaining a portion of the Company's share of the monthly oil production monies and applying them to the amount owed. At December 31, 2002, the Company has accrued $50,692, which is included in accounts payable as a current liability.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 7 -    JUDGMENTS PAYABLE (Continued)

            O.C. Smith
            ----------

            On February 5, 2003, O.C. Smith obtained a judgment against the Company for $6,000 as ordered by the Circuit Court of Ritchie
            County, West Virginia. Mr. Smith had brought suit against the Company, successor of Apple Corporation, for an accounting of all gas purchased by the Company as well as judgment for all amounts still owing. The Company had acquired all of Apple Corporation's interest in this gas and management determined that there was an unpaid balance still owing Mr. Smith. The $6,000 is payable in three monthly installments beginning on April 25, 2003. At December 31, 2002, the Company had accrued the total amount of $6,000 and has included it in judgments payable and has classified it as a current liability.

NOTE 8 - GOING CONCERN

            The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2002 of $27,222,022, and has a working capital deficit at December 31, 2002 of $6,332,583.

            Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. The
            Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 9 -    CONVERTIBLE DEBENTURES (Continued)

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

            In 2000, the Company converted $1,547,655 of interest and penalties and $4,106,337 of the debentures payable into 151,930,606 shares of common stock. At December 31, 2002, the Company owed $331,462 on the debentures consisting of $50,000 for a debenture and $281,462 in penalties.

NOTE 10 -   BUSINESS SEGMENTS

            The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company conducts its operations principally as oil and gas sales with Trans Energy and Prima Oil and pipeline transmission with Ritchie County and Tyler Construction.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 10 -   BUSINESS SEGMENTS (Continued)

            Certain financial information concerning the Company's operations in different industries is as follows:

                                              For the
                                            Years Ended      Oil and Gas           Pipelines          Corporate
                                            December 31,        Sales            Transmission        Unallocated
                                            ------------     -----------         ------------        -----------

            Oil and gas revenue                2002         $   454,288          $   435,476          $     --
                                               2001             544,905              775,963                --

            Operating loss applicable to
              industry segment                 2002           1,137,369              262,180                --
                                               2001           1,005,198              185,450                --

            General corporate expenses
              not allocated to industry
              segments                         2002                --                   --                  --
                                               2001                --                   --                  --

            Interest expense                   2002            (390,687)             (98,190)               --
                                               2001            (275,571)             (85,516)               --

            Other income (expenses)            2002              19,669                2,868                --
                                               2001              16,026                 --                  --

            Assets
              (net of intercompany accounts)   2002           2,250,407              497,229                --
                                               2001           3,079,204              792,831                --

            Depreciation and amortization      2002             810,451              108,913                --
                                               2001             798,189              108,742                --

            Property and equipment
             acquisitions                      2002                --                 10,249                --
                                               2001             281,203                 --                  --

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 11 -   OUTSTANDING STOCK OPTIONS (Continued)

            FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

            A summary of the status of the Company's stock option plans as of December 31, 2002 and changes during the year is presented below:

                                                                Weighted
                                                                Average
                                                     Shares   Exercise Price
                                                     -------  ---------------
            Outstanding, December 31, 2001           795,057   $   0.50

                  Granted                               --      --
                  Canceled/Expired                      --      --
                  Exercised                             --      --
                                                     -------   --------

             Outstanding, December 31, 2002          795,057   $   0.50
                                                     =======   ========

            Exercisable, December 31, 2002           795,057   $   0.50
                                                     =======   ========


                                                 Outstanding                      Exercisable
                                                 -----------                      -----------
                                                  Weighted
                                                   Average       Weighted                   Weighted
                                     Number       Remaining      Average      Number        Average
                                  Outstanding    Contractual     Exercise     Exercisable   Exercise
            Exercise Prices       at 12/31/01       Life         Price        at 12/31/02   Price
            ---------------       -----------       ----         --------     -----------   --------

            $ 0.50                795,057           1.00         $ 0.50       795,057       $ 0.50

            The 795,057 options were issued at $0.50, which is equal to the market price on the date of issuance. All options are fully vested, have a five-year period to be exercised and will expire on December 31, 2003. The options were not issued pursuant to an employee stock option plan.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 12 -   NOTES PAYABLE - CONVERTIBLE

            Nine (9) convertible  debentures  dated between  February 21, 2001 and April 27, 2001 bearing interest at 10% with interest and principal due upon demand; unsecured; convertible into the
              Company's common stock at $0.035 per share            $  41,575
                                                                    ---------

              Less current portion                                    (41,575)
                                                                    ---------

              Long-term portion                                     $    --

            The Company recognized an additional expense of $23,989 because of the additional beneficial feature offered to the debenture holders below the market value. This beneficial conversion feature was expensed during the year ended December 31, 2001 pursuant to the EITF 96-18 and has been included in the general and administrative expense in the accompanying consolidated statement of operations.

NOTE 13-    CORRECTION OF AN ERROR

            The Company has restated its consolidated financial statements for the year ended December 31, 2001 to reflect adjustments made to capitalize well costs under the successful efforts method of accounting for oil and gas producing activities and properly record its corresponding liabilities. The Company determined that under its agreement with Sancho Oil and Gas Corporation, a related party, the Company is responsible to pay 100% of the cost of drilling and completing seven natural gas wells in Tyler County, West Virginia. The Company had previously recognized only 75% of the costs incurred in drilling the wells. Additionally the Company also determined that they had not recognized its proportional share of all the expenses in its joint working interest, with Sancho, in operating these same seven wells.

            These adjustments increased the previously reported wells at December 31, 2001 by $241,616, increased the accumulated depreciation/depletion on the wells by $11,047, increased related party payable by $241,616, increased accrued expenses by $12,167, increased revenues by $42,641, and increased cost of oil and gas by $42,641. These adjustments had increased the net loss and accumulated deficit by $23,214 for the year ended December 31, 2001. A summary of the changes is as follows:

                       Originally           As
                        Reported         Restated       Difference
                        --------         --------       ----------

Total Assets          $  3,641,470    $  3,872,035    $    230,565
Total Liabilities        5,947,266       6,201,045         253,779
Accumulated deficit    (25,251,849)    (25,275,063)        (23,214)

Net loss                (1,473,744)     (1,496,958)        (23,214)
Loss per share               (0.01)          (0.01)           --

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 14 -   SUBSEQUENT EVENTS

            On January 31, 2003, the Company entered into an Agreement of Sale and Exchange with PC Pipeline, Inc. ("Purchaser") for 7.6 miles of Tyler Construction's six-inch natural gas pipeline in Pleasants County, West Virginia in exchange for the remaining 35% of the outstanding common stock of Tyler Construction Company. This now makes Tyler Construction Company a wholly-owned subsidiary of the Company.

            On February 27, 2003, the Company entered into an Asset Purchase Agreement with Triad Energy Corporation ("Triad") and Sancho Oil & Gas Corporation ("Sancho") whereby Tyler Construction Company ("Tyler") sold 55,000 feet of gas pipeline located in Tyler and Pleasants County, West Virginia for $270,000. $240,000 was paid at the time of closing and the remaining $30,000 was payable 60 days from closing. As part of the Agreement, Tyler assigned its right-of-ways and its gas purchase contract with Sancho, along with an agreement for Traid to use Tyler's right to transport gas which right is not assignable.

            During February 2003, the Company filed Form S-8 with the Securities and Exchange Commission for the registration of 3,500,000 shares of the Company's common stock to be issued to A. Thomas Crompton for consulting services that were performed during the fourth quarter of 2002. The shares were valued at $0.003, which was the trading price at the time the shares were registered, for a total value of $10,500. This amount has been accrued at December 31, 2002, and is included in accrued expenses as a current liability.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001
                                   (Unaudited)


S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES

         (1)                 Capitalized Costs Relating to
                           Oil and Gas Producing Activities

                                                                                  December 31,
                                                                           2002                 2001
                                                                       ------------         ------------
         Proved oil and gas producing properties and related
         lease and well equipment                                      $  3,678,730         $  3,617,50
         Unproved oil and gas properties                                     95,945              114,426
         Accumulated depreciation and depletion                          (1,839,295)          (1,060,552)
                                                                       ------------         ------------

         Net Capitalized Costs                                         $  1,935,380         $  2,671,379
                                                                       ============         ============

         (2)                 Costs Incurred in Oil and Gas Property
                      Acquisition, Exploration, and Development Activities

                                                                             For the Years Ended
                                                                                  December 31,
                                                                           2002                 2001
                                                                       ------------         ------------
         Acquisition of Properties
            Proved                                                     $       --           $    522,819
            Unproved                                                           --                   --
         Exploration Costs                                                     --                   --
         Development Costs                                                     --                   --

         The Company does not have any investments accounted for by the equity method.

         (3)                   Results of Operations for
                                 Producing Activities

                                                                               For the Years Ended
                                                                                    December 31,
                                                                           2002                 2001
                                                                       ------------         ------------
         Sales                                                         $    454,288         $    544,905

         Production costs                                                  (277,125)            (263,643)
         Depreciation and depletion                                        (801,776)            (782,921)
         Income tax expenses                                                --                   --

         Results of operations for producing activities
           (excluding the activities of the pipeline transmission
           operations, corporate overhead and interest costs$
                                                                       $   (624,613)        $    (501,65)
                                                                       ============         ============

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2002 and 2001
                                   (Unaudited)


S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (4)              Reserve Quantity Information

                                                                           Oil                  Gas
                                                                           BBL                   MCF
                                                                       ------------         ------------
         Proved developed and undeveloped reserves
         End of the year 2001                                               147,876            1,133,839

         Revisions of previous estimates                                      1,928               52,048
         Improved recovery                                                     --                   --
         Purchases of minerals in place                                        --                   --
         Extensions and discoveries                                            --                   --
         Production                                                         (36,398)             (54,472)
         Sales of minerals in place                                            --                   --
                                                                       ------------         ------------

         End of the year 2002                                               113,406            1,131,415
                                                                       ============         =============
         Proved developed reserves:
                                                                           Oil                  Gas
                                                                           BBL                   MCF
                                                                       ------------         ------------

            End of the year 2001                                            147,876            1,133,839
            End of the year 2002                                            113,406            1,131,415

            During the years ended December 31, 2002 and 2001, the Company had reserve studies and estimates prepared on its various properties. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2002 and 2001
                                   (Unaudited)


S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (5)                Standardized Measure of Discounted
                            Future Net Cash Flows Relating to
                              Proved Oil and Gas Reserves

                                  At December 31, 2002

                                                                     Trans Energy
                                                                     and
                                                                     Subsidiaries
                                                                     ------------

          Future cash inflows                                        $ 8,063,052
          Future production and development costs                     (1,854,502)
          Future income tax expense                                         --
                                                                     -----------
          Future net cash flows                                        6,208,550
          10% annual discount for estimated timing of cash flows      (1,438,849)
                                                                     -----------

          Standardized measure of discounted future net cash flows   $ 4,314,941
                                                                     ===========


                                  At December 31, 2001
                                                                     Trans Energy
                                                                     and
                                                                     Subsidiaries
                                                                     ------------

          Future cash inflows                                        $ 6,582,335
          Future production and development costs                     (1,331,000)
          Future income tax expense                                        --
                                                                      -----------
          Future net cash flows                                        5,251,335
          10% annual discount for estimated timing of cash flows      (1,601,341)
                                                                      -----------

          Standardized measure of discounted future net cash flows   $ 3,649,994
                                                                      ===========


         Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

         The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                                                         For the Years Ended
                                                                             December 31,
                                                                     --------------------------
                                                                         2002            2001
                                                                     -----------    -----------
          Standardized measure, beginning of year                    $ 3,649,994    $ 4,425,778
          Oil and gas sales, net of production costs                        --             --
          Sales of mineral in place                                         --       (1,039,658)
          Purchases                                                         --             --
          Net change due to revisions in quantity estimates              664,947        263,874
          Accretion of discount items                                       --             --
                                                                     -----------    -----------

          Standardized measure, end of year                          $ 4,314,941    $ 3,649,994
                                                                     ==========     ===========

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2002 and 2001
                                   (Unaudited)

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