Form 10QSB
period 2003-03-31
TRANS ENERGY INC
filed 2003-05-16
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2003

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                         Commission File Number 0-23530

                               TRANS ENERGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                                93-0997412
-------------------------------                            ---------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding as of May 15, 2003
------------------------------                ------------------------------
 Common Stock, $.001 par value                         241,019,127


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       3

                  Consolidated Balance Sheets - March 31, 2003 (Unaudited) and
                    December 31, 2002................................................................       4

                  Consolidated Statements of Operations - three months ended
                    March 31, 2003 and 2002 (Unaudited)..............................................       6

                  Consolidated Statements of Stockholders' Equity (Deficit)..........................       7

                  Consolidated Statements of Cash Flows - three months ended
                    March 31, 2003 and 2002 (Unaudited)..............................................       8

                  Notes to Consolidated Financial Statements ........................................      10

Item 2.      Management's Discussion and Analysis and Results of Operations..........................      17

Item 3.      Controls and Procedures.................................................................      19

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      19

Item 2.      Changes In Securities and Use of Proceeds...............................................      21

Item 3.      Defaults Upon Senior Securities.........................................................      21

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      21

Item 5.      Other Information.......................................................................      21

Item 6.      Exhibits and Reports on Form 8-K........................................................      22

             Signatures..............................................................................      23

             Certifications..........................................................................      24

                                     PART I

Item 1.           Financial Statements

         The accompanying balance sheets of Trans Energy, Inc. at March 31, 2003 and December 31, 2002, related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2003 and 2002, have been prepared by our management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.









                               TRANS ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2003 and December 31, 2002

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                March 31,      December 31,
                                                 2003             2002
                                               -----------     ------------
                                               (Unaudited)

CURRENT ASSETS

   Cash                                         $     6,648    $    12,227
   Accounts receivable, net                         239,469        128,621
   Other receivable                                  30,000           --
   Prepaid expenses                                     990            360
                                                -----------    -----------
     Total Current Assets                           276,107        151,208

PROPERTY AND EQUIPMENT

  Vehicles                                           59,830         59,830
  Machinery and equipment                            10,092         10,092
  Pipelines                                       1,745,217      2,254,908
  Well equipment                                     49,155         49,155
  Wells                                           3,620,868      3,620,868
  Leasehold acreage                                  95,945         95,945
  Accumulated depreciation                       (3,403,574)    (3,496,460)
                                                -----------    -----------
     Total Fixed Assets                           2,177,533      2,594,338

OTHER ASSETS

  Cash surrender value - life insurance (net)         2,090          2,090

     Total Other Assets                               2,090          2,090
                                                -----------    -----------
     TOTAL ASSETS                               $ 2,455,730    $ 2,747,636
                                                ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                            TRANS ENERGY, INC. AND SU
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                            March 31,       December 31,
                                                              2003              2002
                                                          ------------    ------------
                                                           (Unaudited)
CURRENT LIABILITIES
Accounts payable - trade                                  $    866,779    $    701,791
Notes payable - convertible                                     41,575          41,575
Accrued expenses                                               960,980         921,420
Salaries payable                                             1,041,829         969,529
Notes payable - current portion                              1,356,215       1,327,333
Judgments payable (Note 5)                                   1,140,636       1,115,094
Related party payables                                         951,748       1,075,587
Debentures payable                                             331,462         331,462
                                                          ------------    ------------

Total Current Liabilities                                    6,691,224       6,483,791
                                                          ------------    ------------
LONG-TERM LIABILITIES

Judgments payable (Note 5)                                        --             2,702
Notes payable                                                     --           199,862
                                                          ------------    ------------
Total Long-Term Liabilities                                       --           202,564

Total Liabilities                                            6,691,224       6,686,355


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized at $0.001
  par value; -0- and 300 shares issued and
  outstanding, respectively                                       --              --
Common stock; 500,000,000 shares authorized at $0.001
  par value; 241,019,127 and 237,519,127 shares issued
  and outstanding, respectively                                241,018         237,518
Capital in excess of par value                              23,052,785      23,045,785
Accumulated deficit                                        (27,529,297)    (27,222,022)

Total Stockholders' Equity (Deficit)                        (4,235,494)     (3,938,719)
                                                          ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                     $  2,455,730    $  2,747,636
                                                          ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                               For the Three Months Ended
                                                        March 31,
                                             ------------------------------
                                                  2003             2002
                                             -------------    -------------

REVENUES                                     $     417,063    $     169,489
                                             -------------    -------------

COSTS AND EXPENSES

  Cost of oil and gas                              323,992          272,198
  Salaries and wages                                95,893           83,765
  Depreciation, depletion and amortization         253,233           53,789
  Selling, general and administrative               56,225           73,960
                                             -------------    -------------

     Total Costs and Expenses                      729,343          483,712
                                             -------------    -------------

LOSS FROM OPERATIONS                              (312,280)        (314,223)
                                             -------------    -------------

OTHER INCOME (EXPENSE)

  Gain on disposal of asset                        112,235             --
  Loss on sale of asset                             (5,807)            --
 Other income                                          773            3,329
 Interest expense                                 (102,196)        (134,640)
                                             -------------    -------------

     Total Other Income (Expense)                    5,005         (131,311)
                                             -------------    -------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES
 AND MINORITY INTERESTS                           (307,275)        (445,534)
                                             -------------    -------------

INCOME TAXES                                          --               --
                                             -------------    -------------

MINORITY INTERESTS                                    --               --
                                             -------------    -------------

NET LOSS                                     $    (307,275)   $    (445,534)
                                             =============    =============

BASIC LOSS PER SHARE                         $       (0.00)   $       (0.00)
                                             =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING            239,308,016      186,784,752
                                             =============    =============



                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                             Preferred Stock           Common Stock            Capital In
                                       -------------------------  --------------------------    Excess of      Accumulated
                                           Shares      Amount        Shares      Amount         Par Value       Deficit
                                       -----------  ------------  -----------   ------------   ------------   ------------

Balance, December 31, 2001                      300       --      176,683,189        176,682     22,769,371    (25,251,849)

Conversion of preferred stock and
 preferred dividends to common
 stock                                         (300)      --       16,835,938         16,836          6,414           --

Conversion of notes payable to
 common stock                                  --         --        5,000,000          5,000         45,000           --

Common stock issued for services               --         --       1,000,000          1,000         26,000           --

Conversion of notes payable to
 common stock                                  --         --        4,166,667          4,167         20,833           --

Common stock issued for cash                   --         --       33,333,333         33,333        166,667           --

Common stock issued for services               --         --          600,000            500          9,500           --

Net loss for the year
 ended December 31, 2002                       --         --             --             --             --       (1,946,959)
                                       -----------  ------------  -----------   ------------   ------------   ------------
Balance, December 31, 2002                     --         --      237,519,127   $    237,518   $ 23,045,785   $(27,222,022)

Common stock issued for conversion
 of debt to equity (unaudited)                 --         --        3,500,000          3,500          7,000           --

Net loss for the three months ended
 March 31, 2003 (unaudited)                    --         --             --             --             --         (307,275)
                                       -----------  ------------  -----------   ------------   ------------   ------------

Balance, March 31, 2003 (unaudited)            --   $     --      241,019,127   $    241,018   $ 23,052,785   $(27,529,297)
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


                                        TRANS ENERGY, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)



                                                            For the Three Months Ended
                                                                      March 31,
                                                                2003           2002
                                                           -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(307,275)   $(445,534)
   Adjustments to reconcile net loss to net cash
    (used) by perating activities:
     Depreciation, depletion and amortization                  253,233       53,789
     Net gain from sale of assets                             (106,428)        --
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                        (100,849)      42,174
     (Increase) in prepaid and other current assets               (630)        --
     Increase (decrease) in accounts payable and
      current liabilities                                      315,992     (175,237)
                                                             ---------    ---------

       Net Cash Provided (Used) by Operating Activities         54,043     (524,808)
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of assets                                240,000         --
   Expenditures for property and equipment                        --        (18,926)
                                                             ---------    ---------

       Net Cash Provided (Used) by Investing Activities        240,000      (18,926)
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments on related party payables                         (123,838)        --
   Stock subscription deposit                                     --        200,000
   Proceeds from related party notes                              --         87,196
   Proceeds from notes payable                                    --        268,714
   Principal payments on notes payable                        (176,784)        --
                                                             ---------    ---------

       Net Cash Provided (Used) by Financing Activities       (300,622)     555,910
                                                             ---------    ---------

NET INCREASE (DECREASE) IN CASH                                 (6,579)      12,176

CASH, BEGINNING OF PERIOD                                       12,227        1,491
                                                             ---------    ---------

CASH, END OF PERIOD                                          $   5,648    $  13,667
                                                             =========    =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                        For the Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                            2003        2002
                                                        ----------   -------------

CASH PAID FOR:
   Interest                                                $56,527   $76,043
   Income taxes                                            $  --     $  --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt                            $10,500   $  --
   Common stock issued for preferred stock and preferred
    dividends                                              $  --     $23,250



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002



NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -      GOING CONCERN

              The Company's  condensed  consolidated  financial  statements  are prepared using  accounting  principles  generally  accepted in the
              United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2002 of $27,529,297, and has a working capital deficit at March 31, 2002 of $6,415,117. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

NOTE 3 -      RECLASSIFICATIONS

              Certain 2002 amounts have been reclassified to conform to the 2003 presentations.

NOTE 4 -      MATERIAL EVENTS

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 4 -      MATERIAL EVENTS (Continued)

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

              On February 28, 2002, the Company and Tioga reached an agreement wherein the Company would pay Tioga $10,000 by March 5, 2002 and $8,000 per month thereafter. The court appointed a special commissioner to act as an arbitrator if the Company defaults. The special commissioner would attach a lien if property is found which does not have a lien attached. The first payment has been made, and at March 31, 2003, the balance due including interest to Tioga was $26,092 and is included in judgments payable and is classified as a current liability.

              Dennis L. Spencer
              -----------------

              In January 2002, Dennis L. Spencer filed suit against the Company and William F. Woodburn and Loren E. Bagley in the Circuit Court of Ritchie County, West Virginia (Civil Action No. 02-C-02). The complaint alleges that the Company sold certain assets that Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. The Company has filed its answer to the allegations and feels that the Company has met its obligations in full to Mr. Spencer. Management also believes the suit is without merit and intends to vigorously defend the action. The Company has not accrued any amounts for these claims as of March 31, 2003 because the Company feels that based on its defenses against the claims that the Company will have no additional liability. Due to the early stage of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 5 -      JUDGMENTS PAYABLE (Continued)

              Ross O. Forbus
              --------------

              On April 16, 2001, Ross O. Forbus obtained a judgment against the Company for $428,018 plus post judgment interest at 10.00% per annum. The judgment was obtained to satisfy a previous note payable. The Company has made several small payments to Mr. Forbus and is currently negotiating with him toward extending the payments until the judgment can be paid in full. Mr. Forbus has made a demand upon the Company for payment of the full obligation. The Company has accrued the balance of $428,018 plus accrued interest. At March 31, 2003, the total amount including interest of $487,641 is included in judgments payable and is classified as a current liability.

              Core Laboratories, Inc.
              -----------------------

              On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At March 31, 2003, the Company had accrued a balance including interest of $16,637 which is included in judgments payable.

              RR Donnelly
              -----------

              On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At March 31, 2003, the Company has accrued a balance including interest of $69,979 which is included in judgment payable as a current liability.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002



NOTE 5 -      JUDGMENTS PAYABLE (Continued)

              Baker Hughes Entities (Continued)
              ---------------------------------

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 5 -      JUDGMENTS PAYABLE (Continued)

              Baker Hughes Entities (Continued)
              ---------------------

              During 2002, the Company assigned the income stream from the sale of oil from three of its wells (Pinon Fee #1, Sagebrush #1 and Sagebrush #2) to the Baker entities as payments towards the amounts owed. The Company believes that this payment will satisfy the Baker Entities until the Company has paid the full obligation. The Baker Entities continue its proceedings to enforce a foreign judgment against the Company in Pleasants County, West Virginia. At March 31, 2003, the Company has a remaining liability including interest of $534,287 which is included in judgments payable as a current liability.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 6 -      OUTSTANDING STOCK OPTIONS

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

              A summary of the status of the Company's stock option plans as of March 31, 2003 and changes during the year is presented below:

                                                            Weighted
                                                            Average
                                             Shares      Exercise Price
                                            -------      --------------
Outstanding, December 31, 2002              795,057        $   0.50

                  Granted                      --           --
                  Canceled/Expired             --           --
                  Exercised                    --           --
                                            -------        --------

Outstanding, March 31, 2003                 795,057        $   0.50
                                            =======        ========

Exercisable, March 31, 2003                 795,057        $   0.50
                                            =======        ========


                                            Outstanding                      Exercisable
                             ---------------------------------------  ---------------------------
                                             Weighted
                                             Average       Weighted                   Weighted
                                Number      Remaining      Average     Number         Average
                             Outstanding   Contractual     Exercise   Exercisable     Exercise
Exercise Prices              at 12/31/02      Life          Price     at 3/31/02     Price
---------------              -----------   -----------   ----------   ----------     -----------
$ 0.50                         795,057            0.75   $     0.50      795,057     $      0.50

              The 795,057 options were issued at $0.50, which is equal to the market price on the date of issuance. All options are fully vested, have a five-year period to be exercised and will expire on December 31, 2003. The options were not issued pursuant to an employee stock option plan.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002



NOTE 7 -      BUSINESS SEGMENTS

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

              Certain financial information concerning the Company's operations in different industries is as follows:

                                        For the
                                      Three Months
                                          Ended          Oil and Gas              Pipeline            Corporate
                                        March 31,           Sales               Transmission         Unallocated
                                      ------------       -----------            ------------         ------------

Oil and gas revenue                       2003           $   154,689            $   262,374            $    --
                                          2002                92,609                 76,880                 --

Operating loss applicable to
 industry segment                         2003              (272,457)               (39,823)                --
                                          2002              (282,936)               (31,287)                --

General corporate expenses
 not allocated to industry
 segments                                 2003                  --                     --                   --
                                          2002                  --                     --                   --

Interest expense                          2003               (88,471)               (13,725)                --
                                          2002              (116,022)               (18,618)                --

Other income (expenses)                   2003                   773                   --                   --
                                          2002              (112,693)               (18,618)                --

Assets
 (net of intercompany accounts)           2003                  --                     --
                                          2002             3,164,031                437,520                 --

Depreciation and amortization             2003               227,145                 26,088                 --
                                                                2002                 26,604               27,185

Property and equipment
 Acquisitions (Deletions)                 2003              (240,000)                  --                   --
                                          2002                18,926                   --                   --


Item 2.  Management's Discussion and Analysis or Plan of Operations

         The following table sets forth the percentage relationship to total revenues of principal items contained in the our consolidated statements of operations for the three month periods ended March 31, 2003 and 2002. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                        2003              2002
                                                      -------            ------
                                                                (Unaudited)
         Total revenues.............................       100%             100%
         Total costs and expenses...................     175              285
         Loss from operations.......................      75             (185)
         Other income (expense).....................       1              (78)
         Net loss...................................     (74)            (263)


         Total revenues for the three months ("first quarter") ended March 31, 2003 increased 146%, when compared with the first quarter of 2002, due primarily to increased gas prices and additional production into our pipeline system. Our cost of oil and gas for the first quarter of 2003 increased 19% from the 2002 period due to increased land lease and royalties expenses. Also during the first quarter of 2003, salaries and wages increased 14% compared to the 2002 period due to reclassification of compensation previously paid as consulting fees into salary to officers. Selling, general and administrative expenses for the first quarter of 2003 decreased 24% due to decreased travel, legal, consulting and office expenses. Depreciation, depletion and amortization increased in the first quarter of 2003 by 371%, attributed to an increased depletion rate due to a reevaluation of reserves at the year-end audit.

         Our loss from operations for the first quarter of 2003 was $312,280, slightly less that the $314,223 for the first quarter of 2002. We realized total other income of $5,005 during the first quarter of 2003 compared to total other expenses of $131,311 for the first quarter of 2002. This change was due primarily to the 24% decrease in interest expense and the gain on disposal of assets of $112,235 during the first quarter of 2003.

         As a percentage of total revenues, total costs and expenses decreased from 285% in the first quarter of 2002 to 175% for the first quarter of 2003. Actual total costs and expenses increased 51% for the first quarter 2003, primarily attributed to the increases in cost of oil and gas and increase in depreciation, depletion and amortization in the 2003 period.

         Our net loss for the first quarter of 2003 was $307,275 compared to $445,534 for the first quarter of 2002.

         For the remainder of fiscal year 2003, management expects selling, general and administrative expenses to remain at approximately the same rate as the first quarter of 2003. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2003.

         We have included a footnote to our financial statements for the periods ended March 31, 2003 stating that because of our continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether we can continue as a going concern. See Note 2 to the consolidated financial statements.

Liquidity and Capital Resources

         Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At March 31, 2003, we had a working capital deficit of $6,415,117 compared to a deficit of $6,332,582 at December 31, 2002. This nominal 1% increase in working capital deficit is primarily attributed to use of cash from the sale of property to reduce loan balances.

         During the first quarter of 2003, operating activities provided net cash of $54,043 compared to net cash used of $524,808 in the first quarter of 2002. These results are primarily attributed to our decreased net loss for the period, increased depreciation, depletion and amortization expenses and the increase in accounts payable and current liabilities. Net cash provided by investing activities in the first quarter of 2003 was $249,000, compared to net cash used by investing activities of $18,926 in the 2002 period. The increase is due to proceeds realized from the sale of assets in th 2003 period. During the first quarter of 2003,we used net cash of $300,662 by financing activities compared to net cash realized of $555,910 in the first quarter of 2002. During 2002, net cash was realized primarily from proceeds from stock subscription deposits and from notes payable. During the 2003 period, cash was used primarily as payments on related party payables and principal payments on notes payable.

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

         As of March 31, 2003, we had total assets of $2,455,730 and total stockholders' deficit of $4,235,494, compared to total assets of $2,747,636 and total stockholders' deficit of $3,938,719 at December 31, 2002.

         In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due September 30, 1999. A portion of the proceeds were used to acquire the oil and gas properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At March 31, 2003, we owed $346,462 in connection with the debentures consisting of $50,000 for one debenture holder that we have been unable to contact and the balance in penalties and interest.

Inflation

         In the opinion of our management, inflation has not had a material effect on our operations.

Forward-looking and Cautionary Statements

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. Words such as "may," "will," expect," anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended as predictions regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.

         We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

         o the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

         o uncertainties involved in the rate of growth of our business and acceptance of our products and services;

         o volatility of the stock market, particularly within the energy sector; and

         o    general economic conditions.

         Although   we  believe   that  the   expectations   reflected   in  the
forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.


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

         The Settlement Agreement provided that, subject to the approval of the Bankruptcy Court, we agreed to pay to the Baker Entities $759,664.31, plus interest at 10%. In addition to the $200,000 payable from the escrow, we pledged as collateral certain properties, personal property and fixtures and two directors each pledged 750,000 shares of our common stock which they personally own. Subsequently, we assigned the income stream from the sale of oil in the Pinon Fee #1, Sagebrush #1 and Sagebrush #2 to the Baker Entities as payments toward the amounts owed. At March 31, 2003, we had a remaining liability, including interest, of $534,287. The Baker Entities continue their proceedings to enforce a foreign judgment against us in Pleasants County, West Virginia. A hearing with a special commission of the court has been scheduled for May 29, 2003 in Pleasant County.

         (b) On September 22, 2000, Tioga Lumber Company obtained a judgment of $43,300 plus interest in the Circuit Court of Pleasants County, West Virginia, against Tyler Construction Company for breach of contract. On February 28, 2002, we reached a negotiated payment schedule with Tioga and made the initial payment. The current balance owed to Tioga is $26,092, which we expect to pay in May 2003.

         (c) On April 16, 2001, Ross Forbus obtained a judgment of $428,018 against us to satisfy a promissory note previously entered into with Mr. Forbus on April 8, 1996. We agreed to payment terms and have made several payments to Mr. Forbus. Mr. Forbus has made a demand upon for payment in full. We are not currently making payments.

         (d) On December 26, 2001, George Hillyer filed a suit against Trans Energy and William F. Woodburn and Loren E. Bagley individually. The action seeks $250,750 in connection with certain services performed for us. On September 3, 2002, we entered into a Mutual Settlement Agreement and Release of All Claims whereby we conveyed a 240-acre lease and a well located in Campbell County Wyoming in release of all claims and dismissal of the suit by Mr. Hillyer. The Court dismissed the case on September 20, 2002.

         (e) In January 2002, a suit entitled Dennis L. Spencer vs. Trans Energy, Inc. and Messrs. Woodburn and Bagley was filed in the Circuit Court of Ritchie County, West Virginia ( Civil Action No. 02-C-02). The complaint alleges that we sold certain assets which Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. We have filed an answer to the complaint and the matter is still pending.

         (f) On January 15, 2003, a suit against us entitled Lario Oil & Gas Company vs. Trans Energy, Inc. (Civil Action No. 24575) was initiated in the Sixth District Court of Campbell County, Wyoming. Lario's suit asks for $50,692.10 which it claims we owe for operating fees on the Sagebrush #1 and #2 and the Pinon Fee #1 wells, operated by Lario and in which we have working interests. We are preparing an answer to the complaint and are asking for a complete accounting of all monies owed. Lario is retaining our share of monthly oil production monies and applying them to the amount owed.


Item 2.           Changes In Securities and Use of Proceeds

         This Item is not applicable.


Item 3.           Defaults Upon Senior Securities

         In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due June 30, 1999. Interest on the debentures accrued upon the date of issuance until payment in full of the principal sum was been made or duly provided for. Holders of the debentures have the option, at any time, until maturity, to convert the principal amount of their debenture, or any portion of the principal amount which is at least $10,000 into shares of the our common stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the our stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the debentures. Any accrued and unpaid interest shall be payable, at our option, in cash or in shares of our common stock valued at the then effective conversion price. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At March 31, 2003, we owed $331,462 in connection with the debentures consisting of $50,000 to one debenture holder and $281,462 in penalties and interest.


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

         (b) Reports on Form 8-K

                  There were no current reports filed on Form 8-K for the three month period ended March 31, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRANS ENERGY, INC.



Date:  May 15, 2003             By  /S/  ROBERT I. RICHARDS
                                   ---------------------------------------------
                                         ROBERT I. RICHARDS, President,
                                         Chief Executive Officer and Director




Date:  May 15, 2003             By  /S/  WILLIAM F. WOODBURN
                                   ---------------------------------------------
                                         WILLIAM F. WOODBURN
                                         Secretary / Treasurer
                                         (Principal Accounting Officer)

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

                  6.  The  registrant's  other  certifying  officer  and I  have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003


/s/   ROBERT I. RICHARDS
-------------------------------
      Robert I. Richards
      Chief Executive Officer

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003


/s/ WILLIAM F. WOODBURN
---------------------------------
    William F. Woodburn
    Principal Accounting Officer