Form 10QSB
period 2003-06-03
TRANS ENERGY INC
filed 2003-08-19
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            -----------   --------------

                         Commission File Number 0-23530

                               TRANS ENERGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                        93-0997412
-------------------------------                    --------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

         210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170
         ---------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (304)  684-7053
                                                  ----------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding as of June 30, 2003
-----------------------------                  --------------------------------
Common Stock, $.001 par value                          264,002,290





                                TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       3

                  Consolidated Balance Sheets - June 30, 2003 (Unaudited) and
                    December 31, 2002................................................................       4

                  Consolidated Statements of Operations - three and six months ended
                    June 30, 2003 and 2002 (Unaudited)...............................................       6

                  Consolidated Statements of Stockholders' Equity (Deficit)..........................       7

                  Consolidated Statements of Cash Flows - three and six months ended
                    June 30, 2003 and 2002 (Unaudited)...............................................       8

                  Notes to Consolidated Financial Statements ........................................       9

Item 2.      Management's Discussion and Analysis and Results of Operations..........................      17

Item 3.      Controls and Procedures.................................................................      19

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      19

Item 2.      Changes In Securities and Use of Proceeds...............................................      21

Item 3.      Defaults Upon Senior Securities.........................................................      21

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      21

Item 5.      Other Information.......................................................................      22

Item 6.      Exhibits and Reports on Form 8-K........................................................      22

             Signatures..............................................................................      23

                                     PART I

Item 1.           Financial Statements

         The accompanying consolidated balance sheet of Trans Energy, Inc. at June 30, 2003, related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended June 30, 2003 and 2002, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.



                               TRANS ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2003 and December 31, 2002

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS


                                                June 30,     December 31,
                                                 2003             2002
                                              -----------    -----------


CURRENT ASSETS

Cash                                          $     6,416    $    12,227
Accounts receivable, net                          269,215        138,621
Prepaid expenses                                      990            360
                                              -----------    -----------
Total Current Assets                              276,621        151,208
                                              -----------    -----------
PROPERTY AND EQUIPMENT

Vehicles                                           59,830         59,830
Machinery and equipment                            10,092         10,092
Pipelines                                       1,745,217      2,254,908
Well equipment                                     49,155         49,155
Wells                                           3,620,868      3,620,868
Leasehold acreage                                  95,945         95,945
Accumulated depreciation                       (3,605,326)    (3,496,460)
                                              -----------    -----------
Total Fixed Assets                              1,975,781      2,594,338
                                              -----------    -----------
OTHER ASSETS

Cash surrender value - life insurance (net)         2,090          2,090
                                              -----------    -----------

Total Other Assets                                  2,090          2,090
                                              -----------    -----------
TOTAL ASSETS                                  $ 2,254,492    $ 2,747,636


                   The accompanying notes are an integral part of these consolidated financial statements.



                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                               June 30,      December 31,
                                                                2003              2002
                                                             ------------    ------------
                                                              (Unaudited)

CURRENT LIABILITIES

Accounts payable - trade                                     $    818,412    $    701,791
Notes payable - convertible                                        36,325          41,575
Accrued expenses                                                  991,962         921,420
Salaries payable                                                1,114,129         969,529
Notes payable - current portion                                 1,347,227       1,327,333
Judgments payable (Note 5)                                      1,133,384       1,115,094
Related party payables                                          1,104,337       1,075,587
Debentures payable                                                331,462         331,462
                                                             ------------    ------------
Total Current Liabilities                                       6,877,238       6,483,791
                                                             ------------    ------------
LONG-TERM LIABILITIES

Judgments payable (Note 5)                                           --             2,702
Notes payable                                                        --           199,862
                                                             ------------    ------------
Total Long-Term Liabilities                                          --           202,564
                                                             ------------    ------------
Total Liabilities                                               6,877,238       6,686,355
                                                             ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized at $0.001
     par value; -0- shares issued and outstanding                    --              --
   Common stock; 500,000,000 shares authorized at $0.001
     par value; 264,002,290 and 237,519,127 shares issued
     and outstanding, respectively                                264,001         237,518
Capital in excess of par value                                 23,065,095      23,045,785
Accumulated deficit                                           (27,951,842)    (27,222,022)
                                                             ------------    ------------
Total Stockholders' Equity (Deficit)                           (4,622,746)     (3,938,719)
                                                             ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                       $  2,254,492    $  2,747,636
                                                             ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                         For the                            For the
                                    Three Months Ended                 Six Months Ended
                                         June 30,                           June 30,
                              ------------------------------    ------------------------------
                                   2003             2002              2003             2002
                              -------------    -------------    -------------    -------------
REVENUES                      $     659,854    $     176,105    $   1,076,917    $     345,594
                              -------------    -------------    -------------    -------------
COSTS AND EXPENSES

Cost of oil and gas                 574,980           94,325          898,972          366,523
Salaries and wages                   96,253          113,256          192,146          131,021
Depreciation, depletion and
amortization                        201,752           53,912          454,985          107,701
Selling, general and
administrative                      112,959           53,580          169,184          193,540
                              -------------    -------------    -------------    -------------

Total Costs and Expenses            985,944          315,073        1,715,287          798,785
                              -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS               (326,090)        (138,968)        (638,370)        (453,191)
                              -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE)

Gain on disposal of asset              --               --            112,235             --
Loss on sale of asset                  --               --             (5,807)            --
Other income                          5,725              949            6,498            4,278
Interest expense                   (102,180)         (65,271)        (204,376)        (199,911)
                              -------------    -------------    -------------    -------------
Total Other Income
      (Expense)                     (96,455)         (64,322)         (91,450)        (195,633)
                              -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS
BEFORE INCOME TAXES AND
MINORITY INTERESTS                 (422,545)   $    (203,290)   $    (729,820)   $    (648,824)
                              -------------    -------------    -------------    -------------
INCOME TAXES                           --               --               --               --
                              -------------    -------------    -------------    -------------
MINORITY INTERESTS                     --               --               --               --
                              -------------    -------------    -------------    -------------

NET LOSS                      $     422,545)   $    (203,290)   $    (729,820)   $    (648,824)
                              =============    =============    =============    =============
BASIC LOSS PER SHARE          $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                              =============    =============    =============    =============

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                     244,702,549      198,925,721      242,036,759      192,888,775
                              =============    =============    =============    =============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.



                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                Preferred Stock              Common Stock          Capital in
                                           -------------------------   ------------------------    Excess of     Accumulated
                                             Shares        Amount        Shares       Amount       Par Value       Deficit
                                           -----------   -----------   -----------   ----------   ------------   -----------

Balance, December 31, 2001                         300         --      176,683.189   $  176,682   $ 22,769,371   (25,275,063)

Conversion of preferred stock and
 preferred dividends to common
 stock                                            --           --       16,835,938       16,836          6,414          --

Conversion of notes payable to
 common stock                                     --           --        5,000,000        5,000         45,000          --

Common stock issued for services                  --           --        1,000,000        1,000         28,000          --

Conversion of notes payable to
 common stock                                     --           --        4,166,667        4,167         20,833          --

Common stock issued for cash                      --           --       33,333,333       33,333        166,667          --

Common stock issued for services                  --           --          500,000          500          9,500          --

Net loss for the year ended
 December 31, 2002                                --           --             --           --             --      (1,946,959)
                                           -----------   -----------   -----------   ----------   ------------   -----------

Balance, December 31, 2002                        --           --       237,519,127     237,518     23,045,785   (27,222,022)

Common stock issued for conversion
 of debt and related interest
 (unaudited)                                      --           --        26,483,163      26,483         19,310          --

Net loss for the six months ended
June 30, 2003 (unaudited)                         --           --              --          --             --        (729,820)
                                           -----------   -----------   -----------   ----------   ------------   ------------

Balance, June 30, 2003 (unaudited)         $      --           --      264,002,290      264,001   $ 23,065,095  $(27,951,842)
                                           ===========   ===========   ===========   ==========   ============  =============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                For the
                                                            Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                          2003         2002
                                                       ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                               $(729,820)   $(648,824)
Adjustments to reconcile net loss
to net cash used by operating activities:
  Depreciation, depletion and amortization               454,985      107,701
  Net gain from sale of assets                          (106,428)        --
  Common stock issued for services                          --         27,000
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable            (156,711)      25,581
  Increase in prepaid and other current assets              (630)        (360)
  Increase in accounts payable and
    current liabilities                                  362,772      105,886
                                                       ---------    ----------
      Net Cash Used by Operating Activities             (175,832)    (383,016)
                                                       ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of assets                           240,000         --
  Expenditures for property and equipment                   --        (49,463)
                                                       ---------    ----------
    Net Cash Provided (Used) by Investing Activities     240,000      (49,463)
                                                       ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in cash overdraft                                --         16,138
  Stock subscription deposit                                --        200,000
  Proceeds from related party payables                   205,650      361,889
  Payments on related party payables                     (95,783)    (113,706)
  Proceeds from notes payable                               --         25,000
  Payments on notes payable                             (179,846)     (58,333)
                                                       ---------    ----------
    Net Cash Provided (Used) by Financing Activities     (69,979)     430,988
                                                       ---------    ----------
NET DECREASE IN CASH                                      (5,811)      (1,491)

CASH, BEGINNING OF PERIOD                                 12,227        1,491
                                                       ---------    ----------
CASH, END OF PERIOD                                    $   6,416    $    --
                                                       =========    ==========
CASH PAID FOR:

  Interest                                             $  63,098    $  67,816
  Income taxes                                         $    --      $    --

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for debt and related interest    $  45,793    $  50,000
  Common stock issued for services                     $    --      $  27,000
  Common stock issued for conversion of
    preferred stock and dividends                      $    --      $  23,250


                  The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                 June 30, 2003 and December 31, 2002 Statements


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statement The accompanying unaudited condensed consolidated financial statements hav ts been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
         information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

         The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2003 of $27,951,842, and has a working capital deficit at June 30, 2003 of $6,600,617. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                 June 30, 2003 and December 31, 2002 Statements


NOTE 4 - MATERIAL EVENTS (Continued)

         On February 27, 2003, the Company entered into an Asset Purchase Agreement with Triad Energy Corporation ("Triad") and Sancho Oil & Gas Corporation ("Sancho") whereby Tyler Construction Company ("Tyler") sold 55,000 feet of gas pipeline located in Tyler and Pleasants County, West Virginia for $270,000. $240,000 was paid at the time of closing and the remaining $30,000 was payable 60 days from closing. As part of the Agreement, Tyler assigned its right-of-ways and its gas purchase contract with Sancho, along with an agreement for Triad to use Tyler's right to transport gas which right is not assignable.

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

         During the six months ended June 30, 2003, the Company issued 26,483,163 shares of its common stock for the conversion of debt and related interest at an average price of $0.0015 per share for a total value of $45,793.

NOTE 5 - JUDGMENTS PAYABLE

Tioga Lumber Company

         A foreign judgment has been filed with the Circuit Court in Pleasants County, West Virginia for a judgment against the Company by Tioga Lumber Company (Tioga) rendered by the Circuit Court in Pleasants County, West Virginia for non-payment of an accounts payable. The judgment is for $46,375 plus prejudgment interest at 10.00%.

              On February 28, 2002, the Company and Tioga reached an agreement wherein the Company would pay Tioga $10,000 by March 5, 2002 and $8,000 per month thereafter. The court appointed a special commissioner to act as an arbitrator if the Company defaults. The special commissioner would attach a lien if property is found which does not have a lien attached. The first payment has been made, and during the second quarter of 2003, the remaining balance has been paid in full.

              Dennis L. Spencer

              In January 2002, Dennis L. Spencer filed suit against the Company and William F. Woodburn and Loren E. Bagley in the Circuit Court of Ritchie County, West Virginia (Civil Action No. 02-C-02). The complaint alleges that the Company sold certain assets that Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. The Company has filed its answer to the allegations and feels that the Company has met its obligations in full to Mr. Spencer. Management also believes the suit is without merit and intends to vigorously defend the action. The Company has not accrued any amounts for these claims as of June 30, 2003 because the Company feels that based on its defenses against the claims that the Company will have no additional liability. Due to the early stage of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                 June 30, 2003 and December 31, 2002 Statements


NOTE 5 - JUDGMENTS PAYABLE (Continued)

         Ross O. Forbus

         On April 16, 2001, Ross O. Forbus obtained a judgment against the Company for $428,018 plus post judgment interest at 10.00% per annum. The judgment was obtained to satisfy a previous note payable. The Company has made several small payments to Mr. Forbus and is currently negotiating with him toward extending the payments until the judgment can be paid in full. Mr. Forbus has made a demand upon the Company for payment of the full obligation. The Company has accrued the balance of $428,018 plus accrued interest. At June 30, 2003, the total amount including interest of $495,697 is included in judgments payable and is classified as a current liability.

         Core Laboratories, Inc.

         On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At June 30, 2003, the Company had accrued a balance including interest of $16,707 which is included in judgments payable.

         RR Donnelly

         On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At June 30, 2003, the Company has accrued a balance including interest of $71,399 which is included in judgment payable as a current liability.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                 June 30, 2003 and December 31, 2002 Statements

NOTE 5 - JUDGMENTS PAYABLE (Continued)

         Baker Hughes Entities (Continued)

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                 June 30, 2003 and December 31, 2002 Statements


NOTE 5 - JUDGMENTS PAYABLE (Continued)

         Baker Hughes Entities (Continued)

         During 2002, the Company assigned the income stream from the sale of oil from three of its wells (Pinon Fee #1, Sagebrush #1 and Sagebrush #2) to the Baker entities as payments towards the amounts owed. The Company believes that this payment will satisfy the Baker Entities until the Company has paid the full obligation. The Baker Entities continue its proceedings to enforce a foreign judgment against the Company in Pleasants County, West Virginia. At June 30, 2003, the Company has a remaining liability including interest of $548,298 which is included in judgments payable as a current liability.

         Lario Oil & Gas Company

         On January 15, 2003, Lario Oil & Gas Company ("Lario") filed a suit against the Company in the Sixth District Court of Campbell County, Wyoming (Civil Action No. 24575). Lario asks for $50,692, which it claims the Company owes for operating fees on the Pinon Fee #1, Sagebrush #1 and Sagebrush #2 wells, operated by Lario and in which the Company has working interests. The Company is preparing an answer to the complaint and is asking for a complete accounting of all monies owed. Lario is retaining a portion of the Company's share of the monthly oil production monies and applying them to the amount owed. At June 30, 2003, the Company has accrued $24,490, which is included in accounts payable as a current liability.

         O.C. Smith

         On February 5, 2003, O.C. Smith obtained a judgment against the Company for $6,000 as ordered by the Circuit Court of Ritchie County, West Virginia. Mr. Smith had brought suit against the Company, successor of Apple Corporation, for an accounting of all gas purchased by the Company as well as judgment for all amounts still owing. The Company had acquired all of Apple Corporation's interest in this gas and management determined that there was an unpaid balance still owing Mr. Smith. The $6,000 is payable in three monthly installments beginning on April 25, 2003. At June 30, 2003, the Company had accrued the total amount of $2,000 and has included it in judgments payable and has classified it as a current liability.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                 June 30, 2003 and December 31, 2002 Statements


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

         A summary of the status of the Company's stock option plans as of June 30, 2003 and changes during the year is presented below:

                                                             Weighted
                                                             Average
                                       Shares             Exercise Price


Outstanding, December 31, 2002         795,057            $       0.50

      Granted                             --                     --
      Canceled/Expired                    --                     --
      Exercised                           --                     --
                                     ------------         ------------

                                       795,057                    0.50
                                     ============         ============

      Outstanding, June 30, 2003
        (unaudited)                    795,057            $      0.50
                                     ===========          ===========


                                                         Outstanding                           Exercisable
                                         -----------------------------------------     ----------------------------
                                                          Weighted
                                                          Average         Weighted                     Weighted
                                              Number    Remaining         Average        Number        Average
                                         Outstanding    Contractual       Exercise      Exercisable    Exercise
              Exercise Prices               at 6/30/03     Life             Price       at 6/30/03       Price
              ---------------            ------------- ------------     -------------  ------------ ---------------

              $ 0.50                        795,057        0.75         $      0.50      795,057    $     0.50

         The 795,057 options were issued at $0.50, which is equal to the market price on the date of issuance. All options are fully vested, have a five-year period to be exercised and will expire on December 31, 2003. The options were not issued pursuant to an employee stock option plan.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                 June 30, 2003 and December 31, 2002 Statements



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

         Certain financial information concerning the Company's operations in different industries is as follows:

                                 For the
                                Six Months
                                  Ended          Oil and Gas        Pipeline           Corporate
                                 June 30,           Sales          Transmission        Unallocated
                                ------------     -----------       ------------        -------------
Oil and gas revenue               2003           $   277,430        $   799,487        $          --
                                  2002               220,866            124,728                   --

Operating loss applicable to
industry segment                  2003              (514,992)          (123,378)                  --
                                  2002              (363,828)           (89,363)                  --

General corporate expenses
 not allocated to industry
 segments                         2003                  --                 --                     --
                                  2002                  --                 --                     --

Interest expense                  2003              (178,201)           (26,175)                  --
                                  2002              (166,271)           (33,640)                  --

Other income (expenses)           2003              (173,803)            82,353                   --
                                  2002              (161,993)           (33,640)                  --

Assets
 (net of intercompany accounts)   2003             1,881,043            373,449
                                  2002             1,960,825          1,595,691                   --

Depreciation and amortization     2003               402,809             52,176                   --
                                  2002                53,330             54,371                   --

Property and equipment
 Acquisitions (Deletions)         2003                  --              240,000                   --
                                  2002                49,463               --                     --


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                 June 30, 2003 and December 31, 2002 Statements

NOTE 8 - SUBSEQUENT EVENTS

         Subsequent to June 30, 2003, an officer of the Company has loaned the Company approximately $50,000. The payable bears interest at 10% per annum, is due upon demand and is unsecured.

         During July 2003, the Company entered into an agreement with Lario Oil & Gas Company ("Lario") to convert the Sagebrush #3 well, operated by Lario and in which the Company has working interests, into a water injection well, drill a water supply well, and purchase and install an enclosed injection plant. The Company's share of the project costs is expected to be approximately $152,000, which the Company expects to pay Lario by having Lario retain a portion of the Company's share of the monthly oil production monies and applying them to the amount owed.

         During August 2003, the Company received notice that Baker Hughes Oilfield Operations, Inc. d/b/a/ Baker Hughes Inteq. Western Geophysical ("Baker") has filed an Involuntary Chapter 7 Bankruptcy Petition against the Company in the United States Bankruptcy Court Northern District of West Virginia. The Company is filing an answer to the petition and does not expect Baker to prevail in their petition.

Item 2.  Management's Discussion and Analysis or Plan of Operations

         The following table sets forth the percentage relationship to total revenues of principal items contained in the our consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                 Three Months Ended          Six Months Ended
                                     June 30,                    June  30,
                                 -------------------         ------------------
                                   2003         2002           2003        2002
                                 -------      -------        -------      ------
                                     (Unaudited)                   (Unaudited)
Total revenues .........          100%           100%           100%       100%
Total costs and expenses          149            179            159        231
Loss from operations ...           49             79             59        131
Other income (expense) .          (15)           (37)            (9)       (57)
Net loss ...............          (64)          (116)           (68)      (188)


         Total revenues for the three months ("second quarter") and six months ("first half") ended June 30, 2003 increased 275% and 212% respectively, when compared with the second quarter and first half of 2002, due primarily to increased gas prices and additional production into our pipeline system. Our cost of oil and gas for the second quarter and first half of 2003 increased 510% and 145%, respectively, from the comparable 2002 periods, due to the increase in price for the gas we purchased.

         Salaries and wages decreased 15% for the second quarter of 2003 compared to the 2002 period, due to a reduction in personnel, and increased 47% for the first half of 2003 due to the increase in overtime paid. Selling, general and administrative expenses increased 111% in the second quarter of 2003, but decreased 13% for the first half of 2003. These results are attributed to increases in consulting, legal and accounting fees. Depreciation, depletion and amortization increase in the second quarter and first half of 2003 by 274% and 322%, respectively, attributed to an increased depletion rate due to a reevaluation of reserves at the year-end audit.

         Our loss from operations for the second quarter of 2003 was $326,090 compared to $138,969 for the second quarter of 2002, and was $638,370 for the first half of 2003 compared to $453,191 for the first half of 2002. The increase in loss from operations for the periods is primarily attributed to increased cost of oil and gas and increased depreciation, depletion and amortization. We realized total other expenses of $96,455 during the second quarter of 2003 compared to total other expenses of $64,322 for the second quarter of 2002. The increase in expenses is attributed to a 57% increase in interest expense due to additional borrowing and the recognition of interest on related parties payables. Total other expenses for the first six months of 2003 were $91,450 compared to total other expenses of $195,633 for the 2002 period. This decrease was attributed primarily to the $112, 235 gain on disposal of assets during the first six months of 2003.

         As a percentage of total revenues, total costs and expenses decreased from 179% in the second quarter of 2002 to 149% for the second quarter of 2003, and from 231% for the first half of 2002 to 159% for the first half of 2003. This improvement is attributed to revenues increasing at a greater rate than the 213% and 115% increases in total costs and expenses for the second quarter and first half of 2003, respectively.

         Our net loss for the second quarter of 2003 was $422,545 compared to $203,290 for the second quarter of 2003, and $729,820 for the first half of 2003 compared to $648,824 for the 2002 period.

         For the remainder of fiscal year 2003, management expects selling, general and administrative expenses to remain at approximately the same rate as the first quarter of 2003. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2003.

         We have included a footnote to our financial statements for the periods ended June 30, 2003 stating that because of our continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether we can continue as a going concern. See Note 2 to the consolidated financial statements.

Liquidity and Capital Resources

         Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At June 30, 2003, we had a working capital deficit of $6,600,617 compared to a deficit of $6,332,583 at December 31, 2002. This 4% increase in working capital deficit is primarily attributed to the decrease in accounts receivable and increase in accounts payable and accrued expenses.

         During the first half of 2003, operating activities used net cash of $175,832 compared to net cash used of $383,016 for the first half of 2002. These results are primarily attributed to increases in accounts payable and the increased depletion rate of gas wells. Net cash provided by investing activities in the first half of 2003 was $240,000, compared to net cash used by investing activities of $49,463 in the 2002 period. The increase is due to proceeds realized from the sale of assets in th 2003 period.

         During the first half of 2003,we used net cash of $69,979 by financing activities compared to net cash realized of $430,988 in the first half of 2002. These results are attributed to money received for stock during the first half of 2002 and increases on payments on notes payable in the first half of 2003.

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

         As of June 30, 2003, we had total assets of $2,254,492 and total stockholders' deficit of $4,622,756, compared to total assets of $2,747,636 and total stockholders' deficit of $3,938,719 at December 31, 2002.

         In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due September 30, 1999. A portion of the proceeds were used to acquire the oil and gas properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At June 30, 2003, we owed $331,462 in connection with the debentures consisting of $50,000 for one debenture holder that we have been unable to contact, and the balance in penalties.

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

         The Settlement Agreement provided that, subject to the approval of the Bankruptcy Court, we agreed to pay to the Baker Entities $759,664.31, plus interest at 10%. In addition to the $200,000 payable from the escrow, we pledged as collateral certain properties, personal property and fixtures and two directors each pledged 750,000 shares of our common stock which they personally own. Subsequently, we assigned the income stream from the sale of oil in the Pinon Fee #1, Sagebrush #1 and Sagebrush #2 to the Baker Entities as payments toward the amounts owed. At June 30, 2003, we had a remaining liability, including interest, of $548,298. The Baker Entities continue their proceedings to enforce a foreign judgment against us in Pleasants County, West Virginia. A hearing with a special commission of the court was held on May 29, 2003 in Pleasant County, at which time no additional action was taken.

         In August 2003, we received notice that the Baker Entities has filed an involuntary bankruptcy petition against us in the United States Bankruptcy Court, Northern District of West Virginia. We are preparing and filing an answer to the petition and management does not expect the Baker Entities to prevail in their petition.

         (b) On September 22, 2000, Tioga Lumber Company obtained a judgment of $43,300 plus interest in the Circuit Court of Pleasants County, West Virginia, against Tyler Construction Company for breach of contract. On February 28, 2002, we reached a negotiated payment schedule with Tioga and made the initial payment. During the second quarter of 2003, the remaining balance on the judgment was paid in full.

         (c) On April 16, 2001, Ross Forbus obtained a judgment of $428,018 against us to satisfy a promissory note previously entered into with Mr. Forbus on April 8, 1996. We agreed to payment terms and have made several payments to Mr. Forbus. Mr. Forbus has made a demand upon for payment in full. We are not currently making payments.

         (d) In January 2002, a suit entitled Dennis L. Spencer vs. Trans Energy, Inc. and Messrs. Woodburn and Bagley was filed in the Circuit Court of Ritchie County, West Virginia ( Civil Action No. 02-C-02). The complaint alleges that we sold certain assets which Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. We have filed an answer to the complaint and the matter is still pending.

         (e) On January 15, 2003, a suit against us entitled Lario Oil & Gas Company vs. Trans Energy, Inc. (Civil Action No. 24575) was initiated in the Sixth District Court of Campbell County, Wyoming. Lario's suit asks for $50,692.10 which it claims we owe for operating fees on the Sagebrush #1 and #2 and the Pinon Fee #1 wells, operated by Lario and in which we have working interests. We are preparing an answer to the complaint and are asking for a complete accounting of all monies owed. Lario is retaining our share of monthly oil production monies and applying them to the amount owed and the current balance is $24,490.


Item 2.  Changes In Securities and Use of Proceeds

         During the second quarter, we issued 26,483,163 shares of common stock upon the conversion of debt and related interest, at an average price of $.0015 per share, or a total of $45,793. This transaction was exempt from registration under the Securities Act of 1933 pursuant to Sections 3(a)(9) and 4(2) of that Act.


Item 3.  Defaults Upon Senior Securities

         In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due June 30, 1999. Interest on the debentures accrued upon the date of issuance until payment in full of the principal sum was been made or duly provided for. Holders of the debentures have the option, at any time, until maturity, to convert the principal amount of their debenture, or any portion of the principal amount which is at least $10,000 into shares of the our common stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the our stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the debentures. Any accrued and unpaid interest shall be payable, at our option, in cash or in shares of our common stock valued at the then effective conversion price. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At June 30, 2003, we owed $331,462 in connection with the debentures consisting of $50,000 to one debenture holder and $281,462 in penalties.


Item 4.  Submission of Matters to a Vote of Security Holders

         This Item is not applicable.

Item 5.           Other Information

         This Item is not applicable.


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                           Exhibit 31.1     Certification of C.E.O.  Pursuant to
                                            Section  302 of the  Sarbanses-Oxley
                                            Act of 2002.

                           Exhibit 31.2 Certification of Principal Accounting Officer Pursuant to
                                            Section  302 of the  Sarbanses-Oxley
                                            Act of 2002.

                           Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

                  There were no current reports filed on Form 8-K for the three month period ended June 30, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TRANS ENERGY, INC.



Date:  August 18, 2003        By  /S/  ROBERT I. RICHARDS
                                 -----------------------------------------------
                                       ROBERT I. RICHARDS, President,
                                       Chief Executive Officer and Director




Date:  August 18, 2003        By  /S/  WILLIAM F. WOODBURN
                                 -----------------------------------------------
                                       WILLIAM F. WOODBURN
                                       Secretary / Treasurer
                                       (Principal Accounting Officer)