Form 10QSB
period 2003-09-30
TRANS ENERGY INC
filed 2003-11-19
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                           Outstanding as of September 30, 2003
-----------------------------               ------------------------------------
Common Stock, $.001 par value                          264,002,290


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       3

                  Consolidated Balance Sheets - September 30, 2003 (Unaudited) and
                    December 31, 2002................................................................       4

                  Consolidated Statements of Operations - three and nine months ended
                    September 30, 2003 and 2002 (Unaudited)..........................................       6

                  Consolidated Statements of Stockholders' Equity (Deficit)..........................       7

                  Consolidated Statements of Cash Flows - three and nine months ended
                    September 30, 2003 and 2002 (Unaudited)..........................................       8

                  Notes to Consolidated Financial Statements ........................................       9

Item 2.      Management's Discussion and Analysis and Results of Operations..........................      16

Item 3.      Controls and Procedures.................................................................      18

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      18

Item 2.      Changes In Securities and Use of Proceeds...............................................      20

Item 3.      Defaults Upon Senior Securities.........................................................      20

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      20

Item 5.      Other Information.......................................................................      21

Item 6.      Exhibits and Reports on Form 8-K........................................................      21

             Signatures..............................................................................      22

                                     PART I

Item 1.           Financial Statements

         The accompanying consolidated balance sheet of Trans Energy, Inc. at September 30, 2003 and December 31, 2002, related statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended September 30, 2003 and 2002, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.









                               TRANS ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2003 and December 31, 2002


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                     ASSETS


                                                         September 30,  December 31,
                                                               2003         2002
                                                         -----------    -----------
CURRENT ASSETS
Cash                                                     $      --      $    12,227
Accounts receivable, net                                     252,584        138,621
Prepaid expenses                                                 990            360
                                                         -----------    -----------


Total Current Assets                                         253,574        151,208
                                                         -----------    -----------


PROPERTY AND EQUIPMENT

Vehicles                                                      59,830         59,830
Machinery and equipment                                       10,092         10,092
Pipelines                                                  1,745,217      2,254,908
Well equipment                                                49,155         49,155
Wells                                                      3,620,868      3,620,868
Leasehold acreage                                             95,945         95,945
Accumulated depreciation                                  (3,867,955)    (3,496,460)
                                                         -----------    -----------

Total Fixed Assets                                         1,713,152      2,594,338
                                                         -----------    -----------


OTHER ASSETS

Cash surrender value - life insurance (net)                    2,090          2,090
                                                         -----------    -----------

Total Other Assets                                             2,090          2,090
                                                         -----------    -----------
TOTAL ASSETS                                             $ 1,968,816    $ 2,747,636
                                                         ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                            September 30,   December 31,
                                                                2003            2002
                                                            ------------    ------------
                                                            (Unaudited)

CURRENT LIABILITIES
Accounts payable - trade                                    $    880,642    $    701,791
Notes payable - convertible                                       36,325          41,575
Accrued expenses                                               1,081,470         921,420
Salaries payable                                               1,186,429         969,529
Notes payable - current portion                                1,217,605       1,327,333
Judgments payable (Note 5)                                     1,156,223       1,115,094
Related party payables                                         1,023,640       1,075,587
Debentures payable                                               331,462         331,462
                                                            ------------    ------------


Total Current Liabilities                                      6,913,796       6,483,791
                                                            ------------    ------------

LONG-TERM LIABILITIES

Judgments payable (Note 5)                                          --             2,702
Notes payable                                                    103,195         199,862
                                                            ------------    ------------


Total Long-Term Liabilities                                      103,195         202,564
                                                            ------------    ------------


Total Liabilities                                              7,016,991       6,686,355
                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock; 10,000,000 shares authorized
   at $0.001 par value; -0- shares issued and outstanding           --              --
   Common stock; 500,000,000 shares authorized at $0.001
   par value; 264,002,290 and 237,519,127 shares issued
   and outstanding, respectively                                 264,001         237,518
Capital in excess of par value                                23,065,095      23,045,785
Accumulated deficit                                          (28,377,271)    (27,222,022)
                                                            ------------    ------------


Total Stockholders' Equity (Deficit)                          (5,048,175)     (3,938,719)
                                                            ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                      $  1,968,816       2,747,636
                                                            ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                            For the                         For the
                                      Three Months Ended               Nine Months Ended
                                         September 30,                   September 30,
                               ------------------------------    ------------------------------
                                    2003             2002             2003              2002
                               -------------    -------------    -------------    -------------
REVENUES                       $     494,611    $     283,478    $   1,571,528    $     629,072
                               -------------    -------------    -------------    -------------

COSTS AND EXPENSES

 Cost of oil and gas                 437,642          191,675        1,336,614          558,198
 Salaries and wages                   95,913           65,713          288,059          196,734
 Depreciation, depletion and
  amortization                       262,629          418,547          717,614          526,248
 Selling, general and
  administrative                      35,801           30,677          204,985          224,217
                               -------------    -------------    -------------    -------------

Total Costs and Expenses             831,985          706,612        2,547,272        1,505,397
                               -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                (337,374)        (423,134)        (975,744)        (876,325)
                               -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE)

 Gain on  disposal  of asset            --               --            112,235             --
 Loss on sale of asset                  --               --             (5,807)            --
 Other income                         10,903            4,826           17,401            9,104
 Interest  expense                   (98,958)        (131,502)        (303,334)        (331,413)
                               -------------    -------------    -------------    -------------

    Total Other Income
     (Expense)                       (88,055)        (126,676)        (179,505)        (322,309)
                               -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS
 BEFORE INCOME TAXES AND
 MINORITY INTERESTS                 (425,429)        (549,810)      (1,155,249)      (1,198,634)
                               -------------    -------------    -------------    -------------
INCOME TAXES                            --               --               --               --
                               -------------    -------------    -------------    -------------
MINORITY INTERESTS                      --               --               --               --
                               -------------    -------------    -------------    -------------
NET LOSS                       $    (425,429)   $    (549,810)   $  (1,155,249)   $  (1,198,634)
                               =============    =============    =============    =============

BASIC LOSS PER SHARE           $       (0.00)   $       (0.00)   $       (0.01)   $       (0.01)
                               =============    =============    =============    =============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                     264,002,290      207,671,301      249,441,810      197,870,431
                               =============    =============    =============    =============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                Preferred Stock              Common Stock          Capital in
                                           -------------------------   ------------------------    Excess of     Accumulated
                                             Shares        Amount        Shares       Amount       Par Value       Deficit
                                           -----------   -----------   -----------   ----------   ------------   -----------

Balance, December 31, 2001                         300         --      176,683.189   $  176,682   $ 22,769,371   (25,275,063)

Conversion of preferred stock and
 preferred dividends to common
 stock                                            --           --       16,835,938       16,836          6,414          --

Conversion of notes payable to
 common stock                                     --           --        5,000,000        5,000         45,000          --

Common stock issued for services                  --           --        1,000,000        1,000         28,000          --

Conversion of notes payable to
 common stock                                     --           --        4,166,667        4,167         20,833          --

Common stock issued for cash                      --           --       33,333,333       33,333        166,667          --

Common stock issued for services                  --           --          500,000          500          9,500          --

Net loss for the year ended
 December 31, 2002                                --           --             --           --             --      (1,946,959)
                                           -----------   -----------   -----------   ----------   ------------   -----------

Balance, December 31, 2002                        --           --       237,519,127     237,518     23,045,785   (27,222,022)

Common stock issued for conversion
 of debt and related interest
 (unaudited)                                      --           --        26,483,163      26,483         19,310          --

Net loss for the nine months ended
 September 30, 2003 (unaudited)                   --           --              --          --             --      (1,155,249)
                                           -----------   -----------   -----------   ----------   ------------   ------------

Balance, September 30, 2003 (unaudited)    $      --           --      264,002,290      264,001   $ 23,065,095  $(28,377,271)
                                           ===========   ===========   ===========   ==========   ============  =============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                For the
                                                            Six Months Ended
                                                               June 30,
                                                       --------------------------
                                                          2003         2002
                                                       -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(1,155,249)   $(1,198,634)
Adjustments to reconcile net loss
to net cash used by operating activities:
  Depreciation, depletion and amortization                 717,614        526,248
  Net gain from sale of assets                            (106,428)          --
  Common stock issued for services                            --           27,000
  Settlement expense                                        64,582
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable              (140,080)        10,738
  Increase in prepaid and other current assets                (630)         2,638
  Increase in accounts payable and
    current liabilities                                    609,649        347,205
                                                       -----------    -----------
      Net Cash Used by Operating Activities                (75,124)      (241,701)
                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of assets                             240,000           --
  Expenditures for property and equipment                     --          (49,463)
                                                       -----------    -----------
    Net Cash Provided (Used) by Investing Activities       240,000        (49,463)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in cash overdraft                                  --            3,370
  Stock subscription deposit                                  --          200,000
  Proceeds from related party payables                     233,650        366,431
  Payments on related party payables                      (204,480)      (130,136)
  Proceeds from notes payable                                 --           25,000
  Payments on notes payable                               (206,273)      (174,992)
                                                       -----------    -----------
    Net Cash Provided (Used) by Financing Activities      (177,103)       289,673
                                                       -----------    -----------
NET DECREASE IN CASH                                       (12,227)        (1,491)

CASH, BEGINNING OF PERIOD                                   12,227          1,491
                                                       -----------    -----------
CASH, END OF PERIOD                                    $      --      $      --
                                                       ===========    ===========
CASH PAID FOR:

  Interest                                             $    91,074    $   106,234
  Income taxes                                         $      --      $      --

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for debt and related interest    $    45,793    $    25,000
  Common stock issued for services                     $      --      $    27,000
  Common stock issued for conversion of
    preferred stock and dividends                      $      --      $    23,250


                  The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                 September 30, 2003 and December 31, 2002ements



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

         The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 2003 of $28,377,271, and has a working capital deficit at September 30, 2003 of $6,660,222. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                 September 30, 2003 and December 31, 2002ements


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

         During the nine months ended September 30, 2003, the Company issued 26,483,163 shares of its common stock for the conversion of debt and related interest at an average price of $0.0015 per share for a total value of $45,793.

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

         Dennis L. Spencer
         -----------------

         In January 2002, Dennis L. Spencer filed suit against the Company and William F. Woodburn and Loren E. Bagley in the Circuit Court of Ritchie County, West Virginia (Civil Action No. 02-C-02). The complaint alleges that the Company sold certain assets that Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. The Company has filed its answer to the allegations and feels that the Company has met its obligations in full to Mr. Spencer. Management also believes the suit is without merit and intends to vigorously defend the action. The Company has not accrued any amounts for these claims as of September 30, 2003 because the Company feels that based on its defenses against the claims that the Company will have no additional liability. Due to the early stage of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                 September 30, 2003 and December 31, 2002ements


NOTE 5 - JUDGMENTS PAYABLE (Continued)

         Ross O. Forbus
         --------------

         On April 16, 2001, Ross O. Forbus obtained a judgment against the Company for $428,018 plus post judgment interest at 10.00% per annum. The judgment was obtained to satisfy a previous note payable. The Company has made several small payments to Mr. Forbus and is currently negotiating with him toward extending the payments until the judgment can be paid in full. Mr. Forbus has made a demand upon the Company for payment of the full obligation. The Company has accrued the balance of $428,018 plus accrued interest. At September 30, 2003, the total amount including interest of $503,723 is included in judgments payable and is classified as a current liability.

         Core Laboratories, Inc.
         -----------------------

         On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At September 30, 2003, the Company had accrued a balance including interest of $17,047 which is included in judgments payable.

         RR Donnelly
         -----------

         On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At September 30, 2003, the Company has accrued a balance including interest of $72,819 which is included in judgment payable as a current liability.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                 September 30, 2003 and December 31, 2002ements


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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                 September 30, 2003 and December 31, 2002ements

NOTE 5 - JUDGMENTS PAYABLE (Continued)

         Baker Hughes Entities (Continued)
         ---------------------------------

         During 2002, the Company assigned the income stream from the sale of oil from three of its wells (Pinon Fee #1, Sagebrush #1 and Sagebrush #2) to the Baker entities as payments towards the amounts owed. The Company believes that this payment will satisfy the Baker Entities until the Company has paid the full obligation. The Baker Entities continue its proceedings to enforce a foreign judgment against the Company in Pleasants County, West Virginia. At September 30, 2003, the Company has a remaining liability including interest of $560,634 which is included in judgments payable as a current liability.

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

         Lario Oil & Gas Company
         -----------------------

         On January 15, 2003, Lario Oil & Gas Company ("Lario") filed a suit against the Company in the Sixth District Court of Campbell County, Wyoming (Civil Action No. 24575). Lario asks for $50,692, which it claims the Company owes for operating fees on the Pinon Fee #1, Sagebrush #1 and Sagebrush #2 wells, operated by Lario and in which the Company has working interests. The Company is preparing an answer to the complaint and is asking for a complete accounting of all monies owed. Lario is retaining a portion of the Company's share of the monthly oil production monies and applying them to the amount owed. At September 30, 2003, the Company has accrued $28,699, which is included in accounts payable as a current liability.

         O.C. Smith
         ----------

         On February 5, 2003, O.C. Smith obtained a judgment against the Company for $6,000 as ordered by the Circuit Court of Ritchie County, West Virginia. Mr. Smith had brought suit against the Company, successor of Apple Corporation, for an accounting of all gas purchased by the Company as well as judgment for all amounts still owing. The Company had acquired all of Apple Corporation's interest in this gas and management determined that there was an unpaid balance still owing Mr. Smith. The $6,000 is payable in three monthly installments beginning on April 25, 2003. At September 30, 2003, the Company had accrued the total amount of $2,000 and has included it in judgments payable and has classified it as a current liability.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                 September 30, 2003 and December 31, 2002ements


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

         A summary of the status of the Company's stock option plans as of September 30, 2003 and changes during the year is presented below:

                                                             Weighted
                                                             Average
                                       Shares             Exercise Price


Outstanding, December 31, 2002         795,057            $       0.50

      Granted                             --                     --
      Canceled/Expired                    --                     --
      Exercised                           --                     --
                                     ------------         ------------

                                       795,057                    0.50
                                     ============         ============

      Outstanding, June 30, 2003
        (unaudited)                    795,057            $      0.50
                                     ===========          ===========


                                                         Outstanding                           Exercisable
                                         -----------------------------------------     ----------------------------
                                                          Weighted
                                                          Average         Weighted                     Weighted
                                              Number    Remaining         Average        Number        Average
                                         Outstanding    Contractual       Exercise      Exercisable    Exercise
              Exercise Prices               at 6/30/03     Life             Price       at 9/30/03       Price
              ---------------            ------------- ------------     -------------  ------------ ---------------

              $ 0.50                        795,057        0.25         $      0.50      795,057    $     0.50

              The 795,057 options were issued at $0.50, which is equal to the market price on the date of issuance. All options are fully vested, have a five-year period to be exercised and will expire on December 31, 2003. The options were not issued pursuant to an employee stock option plan.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                 September 30, 2003 and December 31, 2002ements


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

         Certain financial information concerning the Company's operations in different industries is as follows:

                                                    For the
                                                  Nine Months
                                                     Ended       Oil and Gas      Pipeline
                                                   Sept. 30,        Sales        Transmission
                                                  -----------    -----------     -----------

         Oil and gas revenue                         2003        $   392,589     $ 1,178,938
                                                     2002            359,968         269,504
                                                                 -----------     -----------
         Operating loss applicable to
          industry segment                           2003           (803,184)       (172,560)
                                                     2002           (697,869)       (178,456)

         Interest expense                            2003           (281,512)        (21,822)
                                                     2002           (219,412)        (47,419)

         Other income (expenses)                     2003             15,001         126,229
                                                     2002           (274,890)        (47,419)

         Assets
          (net of intercompany accounts)             2003          1,438,487         530,329
                                                     2002          2,303,279         809,689

         Depreciation and amortization               2003            639,350          78,264
                                                     2002            444,692          81,556

         Property and equipment                      2003               --           240,000
                                                     2002             49,463            --

                                      -15-

Item 2.  Management's Discussion and Analysis or Plan of Operations

         The following table sets forth the percentage relationship to total revenues of principal items contained in the our consolidated statements of operations for the three and six month periods ended September 30, 2003 and 2002. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                  --------------------   ---------------------
                                  2003           2002     2003            2002
                                  ----           ----     ----            ----
                                      (Unaudited)              (Unaudited)
Total revenues                    100%           100%      100%           100%
Total costs and expenses          168            249       162            239
Loss from operations               68            149        62            139
Other income (expense)            (18)           (45)      (12)           (51)
Net loss                          (86)          (194)      (74)          (190)


         Total revenues for the three months ("third quarter") and nine months ended September 30, 2003 increased 54% and 150% respectively, when compared with the third quarter and first nine months of 2002, due primarily to the increase in gas prices and volume. Our cost of oil and gas for the third quarter and first nine months of 2003 increased 128% and 139%, respectively, from the comparable 2002 periods, due to price increases.

         Salaries and wages increased 46% for both the third quarter and first nine months of 2003 compared to the 2002 period, due to a reallocation of wages out of general and administrative expenses. Selling, general and administrative expenses increased 17% in the third quarter of 2003, but decreased 9% for the first nine months of 2003. These results are attributed to changes in professional fees and other operating expenses. Depreciation, depletion and amortization decrease 37% in the third quarter of 2003, but increased 36% for the first nine months of 2003. The decrease during the third quarter is attributed to the change in sales mix with increased gas sales, and the increase for the first nine months of 2003 is due to increased production.

         Our loss from operations for the third quarter of 2003 was $337,374 compared to $423,134 for the third quarter of 2002, and was $975,744 for the first nine months of 2003 compared to $876,325 for the first nine months of 2002. The decrease in loss from operations for the third quarter is primarily attributed to the increased revenues and decreased depreciation, depletion and amortization, which more than offset the increase in the cost of oil and gas. The increased loss for the first nine months of 2003 is primarily attributed to the increase in the cost of oil and gas, which was partially offset by the increased revenues. We realized total other expenses of $96,958 during the third quarter of 2003 compared to total other expenses of $126,676 for the third quarter of 2002. The decrease is attributed to a 25% decrease in interest expense due to no discounts to amortize in 2003 and paying off debt with proceeds from pipeline sales. Total other expenses for the first nine months of 2003 were $179,505 compared to total other expenses of $322,309 for the 2002 period. This decrease was attributed primarily to the $112, 235 gain on disposal of assets during the first nine months of 2003.

         As a percentage of total revenues, total costs and expenses decreased from 249% in the third quarter of 2002 to 168% for the third quarter of 2003, and from 239% for the first nine months of 2002 to 162% for the first nine months of 2003. This improvement is attributed to revenues increasing at a rate greater than the increase in total costs and expenses for the respective periods.

         Our net loss for the third quarter of 2003 was $425,429 compared to $549,820 for the third quarter of 2003, and $1,155,249 for the first nine months of 2003 compared to $1,198,634for the 2002 period.

         For the remainder of fiscal year 2003, management expects selling, general and administrative expenses to remain at approximately the same rate as the first nine months of 2003. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2003.

         We have included a footnote to our financial statements for the periods ended September 30, 2003 stating that because of our continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether we can continue as a going concern. See Note 2 to the consolidated financial statements.

Liquidity and Capital Resources

         Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At September 30, 2003, we had a working capital deficit of $6,600,222 compared to a deficit of $6,332,583 at December 31, 2002. This 4% increase in working capital deficit is primarily attributed to the increase in accounts payable, accrued expenses and salaries payable.

         During the first nine months of 2003, operating activities used net cash of $75,124 compared to net cash used of $241,701 for the first nine months of 2002. These results are primarily attributed to increases in accounts receivable and the increased depletion rate of gas wells. Net cash provided by investing activities in the first nine months of 2003 was $240,000, compared to net cash used by investing activities of $49,463 in the 2002 period. The increase is due to proceeds realized from the sale of assets in th 2003 period.

         During the first nine months of 2003,we used net cash of $177,103 by financing activities compared to net cash realized of $289,673 in the first nine months of 2002. These results are attributed to the pay down of debt in 2003 from the sale of assets and a stock subscription deposit in 2002.

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

         As of September 30, 2003, we had total assets of $1,968,816 and total stockholders' deficit of $5,048,175, compared to total assets of $2,747,636 and total stockholders' deficit of $3,938,719 at December 31, 2002.

         In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due September 30, 1999. A portion of the proceeds were used to acquire the oil and gas properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At September 30, 2003, we owed $331,462 in connection with the debentures consisting of $50,000 for one debenture holder that we have been unable to contact, and the balance in penalties.

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


Item 3.           Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

         The Settlement Agreement provided that, subject to the approval of the Bankruptcy Court, we agreed to pay to the Baker Entities $759,664.31, plus interest at 10%. In addition to the $200,000 payable from the escrow, we pledged as collateral certain properties, personal property and fixtures and two directors each pledged 750,000 shares of our common stock which they personally own. Subsequently, we assigned the income stream from the sale of oil in the Pinon Fee #1, Sagebrush #1 and Sagebrush #2 to the Baker Entities as payments toward the amounts owed. At September 30, 2003, we had a remaining liability, including interest, of $560,634. The Baker Entities continue their proceedings to enforce a foreign judgment against us in Pleasants County, West Virginia. A hearing with a special commission of the court was held on May 29, 2003 in Pleasant County, at which time no additional action was taken.

         In August 2003, we received notice that the Baker Entities has filed an involuntary bankruptcy petition against us in the United States Bankruptcy Court, Northern District of West Virginia. We are preparing and filing an answer to the petition and management does not expect the Baker Entities to prevail in their petition.

         (b) On September 22, 2000, Tioga Lumber Company obtained a judgment of $43,300 plus interest in the Circuit Court of Pleasants County, West Virginia, against Tyler Construction Company for breach of contract. On February 28, 2002, we reached a negotiated payment schedule with Tioga and made the initial payment. During the third quarter of 2003, the remaining balance on the judgment was paid in full.

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

         (e) On January 15, 2003, a suit against us entitled Lario Oil & Gas Company vs. Trans Energy, Inc. (Civil Action No. 24575) was initiated in the Sixth District Court of Campbell County, Wyoming. Lario's suit asks for $50,692.10 which it claims we owe for operating fees on the Sagebrush #1 and #2 and the Pinon Fee #1 wells, operated by Lario and in which we have working interests. We are preparing an answer to the complaint and are asking for a complete accounting of all monies owed. Lario is retaining our share of monthly oil production monies and applying them to the amount owed and the current balance is $28,692. This amount has increased from the last quarter due to increased expenses incurred with the installation of a water flow on the Sagebrush field.


Item 2.           Changes In Securities and Use of Proceeds

         This Item is not applicable


Item 3.           Defaults Upon Senior Securities

         In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due September 30, 1999. Interest on the debentures accrued upon the date of issuance until payment in full of the principal sum was been made or duly provided for. Holders of the debentures have the option, at any time, until maturity, to convert the principal amount of their debenture, or any portion of the principal amount which is at least $10,000 into shares of the our common stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the our stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the debentures. Any accrued and unpaid interest shall be payable, at our option, in cash or in shares of our common stock valued at the then effective conversion price. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At September 30, 2003, we owed $331,462 in connection with the debentures consisting of $50,000 to one debenture holder and $281,462 in penalties.


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

         (b) Reports on Form 8-K

                  There were no current reports filed on Form 8-K for the three month period ended September 30, 2003.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRANS ENERGY, INC.



Date: November 19, 2003       By  /S/  ROBERT I. RICHARDS
                                 -----------------------------------------------
                                       ROBERT I. RICHARDS, President,
                                       Chief Executive Officer and Director




Date:  November 19, 2003      By  /S/  WILLIAM F. WOODBURN
                                 -----------------------------------------------
                                       WILLIAM F. WOODBURN
                                       Secretary / Treasurer
                                       (Principal Accounting Officer)