Form 10KSB
period 2003-12-31
TRANS ENERGY INC
filed 2004-04-02
CIK 919721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
 [X] Annual Report  Pursuant to Section 13 or 15(d) of The  Securities  Exchange
     Act of 1934

                   For the Fiscal Year Ended December 31, 2003

 [ ] Transition  Report  Pursuant  to  Section  13 or  15(d)  of The  Securities
     Exchange Act of 1934

                         Commission File Number 0-23530

                               TRANS ENERGY, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                               93-0997412
--------------------------------                            --------------------
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

    State the issuer's revenues for its most recent fiscal year. $ 2,015,012

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $2,102,996 (Based on price of $0.008 per share on March 30, 2004)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                              Outstanding as of December 31, 2003
------------------------                    ------------------------------------
 Common Stock, Par Value                                269,010,438
    $.001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Disclosure Format.   Yes [ ]  No [X]

                                                TRANS ENERGY, INC.

                                                 TABLE OF CONTENTS

                                                                                                       Page

                                                      PART I

Item 1.           Description of Business .......................................................        3

Item 2.           Description of Property........................................................       13

Item 3.           Legal Proceedings..............................................................       15

Item 4.           Submission of Matter to a Vote of Security Holders.............................       16

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................       17

Item 6.           Management's Discussion and Analysis or Plan of Operation......................       17

Item 7.           Financial Statements...........................................................       22

Item 8.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...........................................................       22

Item 8A.          Controls and Procedures........................................................       22

                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control persons;
                  Compliance with Section 16(a) of the Exchange Act..............................       22

Item 10.          Executive Compensation.........................................................       24

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................       24

Item 12.          Certain Relationships and Related Transactions.................................       25

Item 13.          Exhibits and Reports on Form 8-K...............................................       26

Item 14.          Principal Accountant Fees and Services.........................................       27

                  Signatures.....................................................................       28

                                                      PART I

Item 1.       Description of Business

History

     Trans Energy, Inc. is engaged in the transportation, marketing and production of natural gas and oil, and certain exploration and development activities. We own interests in seven oil and gas wells in West Virginia and an interest in seven oil wells in Wyoming that we do not operate. We also own and operate an aggregate of over 100 miles of three-inch, 4-inch and 6-inch gas transmission lines located within West Virginia in the Counties of Ritchie, Tyler and Pleasants. This pipeline system gathers the natural gas produced from these wells and from wells owned by third parties. We also have approximately 14,000 gross acres under lease in the Powder River Basin in Campbell, Crook and Weston Counties, Wyoming.

     In 1998, we purchased from GCRL Energy, Ltd. all of its interest in the Powder River Basin in Campbell and Crook Counties, Wyoming, consisting of interests in five (5) wells, four (4) of which are producing, interests in 30,000 leasehold acres, and interests in approximately seventy-three miles of 3-D seismic data. The properties include three producing fields from Minnelusa Sandstone and were discovered on 3-D seismic. During 1999, the Sagebrush 3 well was drilled in the Sagebrush field in Campbell County Wyoming. It will be used as a water disposal well for the Sagebrush #1 and #2. It is anticipated that the Sagebrush #3 will be put into operation as an injection well for the water flood during the summer of 2004.

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

     On December 31, 2003, we sold our 75% working interest ownership in five oil and gas wells located in Tyler County, West Virginia to Ultra-Light Investments for $380,000. Of the total proceeds, $30,000 was used to pay off existing debt on the wells. The balance of $350,000 was used to settle an ongoing dispute with Baker Hughes Oilfield Operations, Inc. d/b/a/ Baker Hughes Inteq, Western Geophysical, a division of Western Atlas International, Inc. The $350,000 was considered as payment in full and we were given a release of all judgments and liens against us in the matter.

     The following is a summary of our oil and gas assets including wells and pipelines that we acquired in September 1993:

     Tyler Construction Company, Inc.

     We acquired an interest equal to 65% of the total outstanding shares of Tyler Construction Company from Loren E. Bagley and William F. Woodburn, both of whom are directors of Trans Energy. Tyler Construction owns and operates a natural gas gathering pipeline system serving the industrialized Ohio Valley, initially consisting of approximately 27 miles of 6-inch pipeline and 10 miles of 4-inch pipeline.

     Tyler Construction's trunk line system consists of 6-inch pipeline that begins at the town of St. Marys, West Virginia, located on the Ohio River in the County of Pleasants in western West Virginia, and proceeds twenty-seven miles due east to Bradden Station, West Virginia. Near Bradden Station, the pipeline intercepts major transmission lines of Equitable Natural Gas, Dominion Transmission, Inc. and Eastern American Energy. An intercepting line consisting of ten miles of 4-inch pipeline begins at a point eight miles east of St. Marys and proceeds north 10 miles to an industrial park located seven miles south of Sistersville, West Virginia. At this point, gas is delivered to OSI Specialties (formerly Union Carbide) and Consolidated Aluminum Corporation of America under a marketing agreement with Sancho. Pursuant to our agreement with Sancho, we have the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope Gas, Inc. in 1988. This agreement is a flexible volume supply agreement whereby we receive the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the residential gas index and the Inside F.E.R.C. CNG Index.

     On February 28, 2003, we sold 7.6 miles of the 6-inch pipeline to PC Pipeline, Inc., located in Morgantown, West Virginia. In consideration for the sale, we received 35% of the outstanding stock of Tyler Construction from Ecological Energy, Inc., an affiliate of PC Pipeline. As a result of the transaction, we now own 100% of the capital stock of Tyler Construction.

     Also on February 28, 2003, we sold 10 miles of the 4-inch pipeline to Triad Energy Corporation, located in Marietta, Ohio, for the cash consideration of $270,000. Proceeds from the sale were used to pay down existing short and long-term debt.

     On March 17, 2004, Tyler Construction sold 16,000 feet of 6-inch pipeline located in Pleasants and Tyler Counties, West Virginia for $70,000. Tyler Construction also sold 30,096 feet of 4-inch pipeline located in Pleasants and Ritchie Counties, West Virginia for $130,000. The buyer in both instances was Triad Energy Corporation of Reno, Ohio. Of the total proceeds, $161,391 was used to pay off the bank debt of the pipelines and the balance was used as operating capital. Following the sale, we retain approximately 16.3 miles of 6-inch pipeline in Tyler County.

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

     The Pipeline, Ltd.

     We acquired from Tyler Pipeline, Inc. all rights, title and interest in the natural gas gathering pipeline system known as The Pipeline, Ltd. (the name of the pipeline, not a legal entity), a 4-inch pipeline that begins at Twiggs, West Virginia, nine miles east of St. Marys, West Virginia where it intercepts Tyler Construction's trunk line system and proceeds due south for a distance of six miles. The Pipeline, Ltd. system is used for purchasing gas from third party producers. Mr. Woodburn, our Secretary / Treasurer and a director, is also President and owns 50% of Tyler Pipeline. Mr. Bagley, our Vice President and a director, also owns 50% of Tyler Pipeline.

     Ritchie County Gathering Systems, Inc.

     We acquired all the issued and outstanding capital stock of Ritchie County Gathering Systems, Inc., a West Virginia corporation. Ritchie County Gathering owns and operates a 4-inch natural gas gathering line which begins five miles south of Cairo, West Virginia at Rutherford, and proceeds due south for 4.6 miles, crossing Mellon Ridge and ending at Macfarlan Creek approximately 1/2 mile north of the South Fork of the Hughes River. The Ritchie County Gathering pipeline is used for purchasing gas from third party producers and delivering such gas to Hope Gas.

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

     The following table sets forth information concerning the existing oil production per day of the producing wells located on the GCRL property.

                      Gross Bbls.
Name of Well          Oil Per Day        Net % to TSRG        Net Bbls. to TSRG
------------         ------------        -------------        -----------------
Sagebrush Fed #1           47                    48.8%              23
Sagebrush Fed #2            0                    47.5%               0
Pinon Fee #1               16                    51.2%               8
Swartz Draw                34                    15.4%               5
                        -----                                     ----
        Total              97                                       36

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

     Although management believes that we are not dependent upon any one customer, our marketing arrangement with Sancho accounted for approximately 82% of our revenue for the year ended December 31, 2003, and approximately 26% for the year ended December 31, 2002. This marketing agreement is in effect until September 1, 2008.

     In addition to the natural gas produced by our wells, we also purchased approximately 500 Mcf of natural gas per day in 2003.

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

     We have a history of losses and anticipate future losses
     ---------------------------------------------------------------------------
     Although our revenues increased approximately 126% during the fiscal year ended December 31, 2003, and we may not achieve, or subsequently maintain profitability if anticipated revenues do not increase in the future. We have experienced operating losses, negative cash flow from operations and net losses in each quarterly and annual period for the past several years. As of December 31, 2003, our net operating loss carryforward was approximately $19.7 million and our accumulated deficit was approximately $28.7 million. We expect to continue to incur significant expenses in connection with

         *   exploration and development of new and existing properties;
         *   costs of sales and marketing efforts;
         *   additional personnel; and
         *   increased general and administrative expenses.

     Accordingly, we will need to generate significant revenues to achieve and attain, and eventually sustain profitability. If revenues do not increase, we may be unable to attain or sustain profitability on a quarterly or annual basis. Any of these factors could cause the price of our stock to decline.

     There are many competitors in the oil and gas industry
     ---------------------------------------------------------------------------
     We encounter many competitors in the oil and gas industry, both in the exploration and development of properties and in the sale of oil and gas. Management expects competition to continue and intensify in the future. If we are unable to successfully compete with other oil and gas companies, our business will be adversely affected.

     Our operating results are likely to fluctuate significantly and cause our stock price to be volatile which could cause the value of your investment in our shares to decline
     ---------------------------------------------------------------------------
     Quarterly   and  annual   operating   results   are  likely  to   fluctuate
significantly in the future due to a variety of factors, many of which are outside of our control. If operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could significantly decline which may cause the value of your investment to decline. Some of the factors that could affect quarterly or annual operating results or impact the market price of our common stock include:

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

     Additional share issuances could be dilutive
     --------------------------------------------
     If we do not generate necessary cash from our operations to finance future business, we may need to raise additional funds through public or private financing opportunities. Selling additional stock could dilute the equity interests of existing stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit operating flexibility. We may not be able to obtain funds needed to finance operations at all, or may be able to obtain funds only on very unattractive terms. Management may also explore other alternatives such as a joint venture with other oil and gas companies. There can be no assurances, however, that we will conclude any such transaction.

     Outside factors may influence our business development
     ---------------------------------------------------------------------------
     We expect to experience significant fluctuations in future results of operations due to a variety of factors, many of which are outside of our control, including:

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

     If we lose key personnel, we may be unable to operate successfully
     ---------------------------------------------------------------------------
     We depend on the continued contributions of our executive officers and other technical and marketing personnel to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

     Going concern issue
     ---------------------------------------------------------------------------
     Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependant upon our ability to achieve a profitable level of operations. Management will need, among other things, additional capital resources which it may seek through loans from shareholders. We expect that we will need approximately $300,000 to cover our negative cash flow through fiscal 2004. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Risks relating to ownership of our common stock

     The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all.
     ---------------------------------------------------------------------------
     Our common stock is presently traded on the OTC Bulletin Board, although there is no assurance that a viable market will continue. The price of our shares in the public market is highly volatile and may fluctuate substantially because of:

         *   actual or anticipated fluctuations in our operating results;
         *   changes in or failure to meet market expectations;
         *   conditions and trends in the oil and gas industry; and
         *   fluctuations   in  stock  market   price  and  volume,   which  are
             particularly  common  among  securities  of  small   capitalization
             companies.

     We do not intend to pay dividends
     ---------------------------------------------------------------------------
     To date, we have never declared or paid a cash dividend on shares of our common stock. We currently intend to retain any future earnings for growth and development of business and, therefore, do not anticipate paying any dividends in the foreseeable future.

     Possible "Penny Stock" Regulation
     ---------------------------------------------------------------------------
     Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

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

Item 2.       Description of Property

     Our properties consist essentially of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia. On December 31, 2003, we sold our 75% working interest ownership in five oil and gas wells located in Tyler County, West Virginia to Ultra-Light Investments for $380,000. The wells included Eastlack #1, Nolan #2, Nolan #3, Nolan #4 and Nolan #5. Our proved reserves for the years ended December 31, 2003, 2002 and 2001 are set forth below:

                                                                 December 31,
                                 2003             2002               2001
                                --------      -----------        -----------
Natural Gas (MMcf)
    Developed                       --          1,131,415          1,133,839
    Undeveloped                     --               --                 --
     Total Proved                   --          1,131,415          1,133,839
Crude Oil (MBbl)
    Developed                     99,880          113,406            147,876
    Undeveloped                     --               --                 --
     Total Proved                 99,880          113,406            147,876

     These estimates are bases primarily on the reports of Robert L. Richards, Geologist and presently an officer and director of Trans Energy. Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the SEC. See SFAS 69 Supplemental Disclosures included as part of our consolidated financial statements.

     Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf"), produced by us for the past three fiscal years.

                                              Years ended December 31,
Average sales price:                   2003           2002               2001
-------------------                   ------         ------             ------
    Gas (per mcf)                     $ 7.04        $  4.73            $  5.22
    Oil (per bbl)                      23.38          17.91              16.22
Average cost of production:
    Gas (per mcf)                       --             --                 --
    Oil (per bbl)                       4.58           5.03               4.05

     We have not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of our last fiscal year.

     The following schedule sets forth the capitalized costs relating to oil and gas producing activities by us for the past three fiscal years.


                                              Years ended December 31,
                                        2003            2002            2001
                                    -----------     -----------     -----------
Proved oil and gas
  producing properties
  and related lease
  and well equipment                $ 3,171,426     $ 3,678,730     $ 3,617,505
Unproved oil and gas
  properties                             99,945          95,945         114,426
Accumulated depreciation
  and depletion                      (2,555,878)     (1,839,295)     (1,009,429)
                                    -----------     -----------     -----------

Net Capitalized Costs               $   715,493     $ 1,935,380     $ 2,722,502
                                    ===========     ===========     ===========

     The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to our proved oil and gas reserves.

                                              Years ended December 31,
                                       2003             2002            2001
                                    -----------     -----------     -----------
Standardized measure,
  beginning of year                  $ 4,314,941     $ 3,649,994    $ 4,425,778
Oil and gas sales, net
  of production costs                 (2,411,293)           --             --
Sales of mineral in place                   --              --       (1,039,658)
Purchases                                   --              --             --
Net change due to revisions
  in quantity estimates                  (39,271)        664,947        263,874
                                     -----------     -----------    -----------
Standardized measure,
  end of year                        $ 1,864,377     $ 4,314,941    $ 3,649,994
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

     The Baker Entities continue their proceedings to enforce a foreign judgment against us in Pleasants County, West Virginia. On December 23, 2003 we entered into a Settlement Agreement and Mutual Release with the Baker Entities whereby we paid $350,000 to the Baker Entities as payment in full for all monies owed and the Baker Entities gave us a release of all judgments and liens against us.

     (b) On September 22, 2000, Tioga Lumber Company obtained a judgment of $43,300 plus interest in the Circuit Court of Pleasants County, West Virginia, against Tyler Construction Company for breach of contract. On February 28, 2002, we reached a negotiated payment schedule with Tioga and made the initial payment. We believe that we have satisfied the balance owed to Tioga of $26,233.58, although the judgment has not yet been released. We are proceeding to secure the release of the judgment.

     (c) On April 16, 2001, Ross Forbus obtained a judgment of $428,018 against us to satisfy a promissory note previously entered into with Mr. Forbus on April 8, 1996. We agreed to payment terms and has made several payments to Mr. Forbus. Mr. Forbus has made a demand upon for payment in full.

     (d) In January 2002, a suit entitled Dennis L. Spencer vs. Trans Energy, Inc. and Messrs. Woodburn and Bagley was filed in the Circuit Court of Ritchie County, West Virginia ( Civil Action No. 02-C- 02). The complaint alleges that we sold certain assets which Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. We have filed an answer to the complaint and the matter is still pending.

     (e) On January 15, 2003, a suit against us entitled Lario Oil & Gas Company vs. Trans Energy, Inc. (Civil Action No. 24575) was initiated in the Sixth District Court of Campbell County, Wyoming. Lario's suit asks for
     $50,692.10 which it claims we owe for operating fees on the Sagebrush #1 and #2 and the Pinon Fee #1 wells, operated by Lario and in which we have working interests. We are preparing an answer to the complaint and are asking for a complete accounting of all monies owed. Lario is retaining our share of monthly oil production monies and applying them to the amount owed. As of December 31, 2003, the amount due was $51,371.

     (f) On February 5, 2003, O.C. Smith obtained a judgment against us for $6,000 in the Circuit Court of Ritchie County, West Virginia. Mr. Smith had brought suit against our predecessor Apple Corporation, for an accounting of all gas purchased by us as well as judgment for all amounts still owing. We acquired all of Apple Corporation's interest in this well and management determined that there was an unpaid balance still owing Mr. Smith. The $6,000 was payable in three monthly installments beginning on April 25, 2003. The final installment was paid on February 23, 2004 and we consider the judgment paid in full.

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     Our common stock is quoted on the OTC Bulletin Board under the symbol "TSRG." Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the Nasdaq Small-Cap Market and the OTC Bulletin Board for the past two fiscal years.

                                          High          Low
                                          ----          ---
              2003
              ----
                  First Quarter         $   .004     $   .002
                  Second Quarter        $   .007     $   .002
                  Third Quarter         $   .006     $   .002
                  Fourth Quarter        $   .028     $   .003

              2002
              ----
                  First Quarter         $   .026     $   .005
                  Second Quarter        $   .019     $   .007
                  Third Quarter         $   .012     $   .002
                  Fourth Quarter        $   .009     $   .002

                  --------------------------

     As of December 31, 2003, there were approximately 390 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

     During 2003, we issued 27,841,311 shares of common stock for the extinguishment of certain debts and related interest valued at $75,116, or an average price of $.0027 per share, and an additional 150,000 shares upon the conversion of convertible debt in the amount of $5,250, or $.035 per share. We also issued 3,500,000 shares in exchange for services valued at $10,500, or $.003 per share.

     Shares issued for cash, services and extinguishment of debt, were issued in reliance upon the exemption from registration under the Securities Act of 1933, provided by Section 4(2) thereunder. Issuances of shares upon conversion of debentures or other debt were pursuant to the exemption provided by Section 3(a)(9) of said Act.

Item 6.       Management's Discussion and Analysis or Plan of Operation

     The  following   information   should  be  read  in  conjunction  with  the
consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

                              Results of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the two most recent fiscal years ended December 31, 2003, and 2002. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                                    Fiscal Years Ended
                                                                        December 31,
                                                                   2003            2002
                                                                  -----           ------
Total revenues...............................................     100%            100%
Total costs and expenses.....................................     153             257
Total other income (expenses)................................     (14)            (62)
Loss before taxes and change in accounting principal.........     (67)           (219)
Income taxes.................................................      -               -
Change in accounting principal...............................      (6)             -
Net (loss)...................................................     (73)           (219)

For the Year Ended  December  31, 2003  Compared to the Year Ended  December 31,
2002
--------------------------------------------------------------------------------

     Total revenues of $2,015,012 for the year ended December 31, 2003 ("2003") increased 126% when compared to $889,764 for the year ended December 31, 2002 ("2002") due primarily to increased oil and gas prices and greater gas volume in our pipelines. In 2003, oil made up 26% of total revenues compared to 31% in 2002, and gas sales represented 74% of sales in 2003 compared to 67% in 2002. The changes were considered minimal representing only a slight difference in percentage points.

     We had a net loss of $1,470,004 for 2003 compared to a net loss of $1,946,959 in 2002. Total costs and expenses increased 35% in 2003 primarily due to the 132% increase in cost of oil and gas, attributed to higher oil and gas prices and increased pipeline costs. As a percentage of revenues, total costs and expenses decreased from 257% in 2002 to 153% in 2003, attributed to the significant increase in revenues from pipeline transmissions. Salaries and wages remained constant in 2003. Selling, general and administrative expenses decreased 35% in 2003 when compared to 2002, primarily due to a lower legal fees and settlement of prior legal issues. Depreciation, depletion and amortization increased 5% in 2003 due to increased oil production.

     Interest expense in 2003 decreased 17% in 2003 due to lower interest rates, paying off certain debt with proceeds form the sale of assets, and settlement of the Baker Hughes judgment. We also realized a gain on disposition of assets of $231,702 in 2003, compared to $82,522 in 2002, which was offset by a loss on sale and valuation of assets in 2003 of $266,496. We also recognized a charge of $116,486 in 2003 due to a change in accounting principal.

     Our net loss for 2003 was $1,470,004 versus a net loss of $1,946,959 for 2002. The decrease in net loss in 2003 is primarily attributed to increased revenues and recognized gains on disposition of assets and debt.

Net Operating Losses

     We have accumulated approximately $19.7 million of net operating loss carryforwards as of December 31, 2003, which may be offset against future taxable income through 2023. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2003 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

                         Liquidity and Capital Resources

     Historically, working capital needs have been satisfied through our operating revenues and from borrowed funds. Working capital at December 31, 2003 was a negative $5,317,857 compared with a negative $6,332,583 at December 31, 2002. This improvement in working capital was primarily attributed to the increase in accounts receivable and settlement and payment of the Baker Hughes judgment. We anticipate meeting working capital needs during the 2004 fiscal year with revenues from operations and possibly from capital raised through the sale of either equity or debt securities. We have no other current agreements or arrangements for additional funding and there can be no assurance such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

     As  of  December  31,  2003,  we  had  total  assets  of   $1,405,051   and
stockholders' deficit of $5,317,857 compared to total assets of $2,747,636 and total stockholders' deficit of $3,938,719 at December 31, 2002.

     In 1998, we issued $4,625,400 face value of 8% Secured Convertible Debentures Due March 31, 1999. A portion of the proceeds were used to acquire the GCRL properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At December 31, 2003, we owed $331,462 in connection with the debentures consisting of $50,000 for a debenture and $281,462 in penalties and interest.

     Because we have generated significant losses from operations through December 31, 2003, and has a working capital deficit at December 31, 2003, there exists substantial doubt about our ability to continue as a going concern. Revenues have not been sufficient to cover operating costs and to allow us to continue as a going concern. Potential proceeds from the future sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.

     In the opinion of management, inflation has not had a material effect on the operations of Trans Energy.

Forward-Looking and Cautionary Statements

     This report  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words
"may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

         * the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
         * uncertainties involved in the rate of growth of our business and acceptance of any products or services;
         * volatility of the stock market, particularly within the technology sector; and
         *   general economic conditions.

     Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Recent Accounting Pronouncements

     In August 2001,the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. We recorded an environmental remediation accrual of $200,000. A change in accounting principal of $116,486 was recognized in the year ended December 31, 2003.

     On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for
Leases: Sale-Leaseback Transactions Involving Real Estate, Sales- Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one- time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred- compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on our financial statements.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 147 did not have a material effect on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation- Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on our financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on our financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on our financial statements.

     FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on our financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on our financial statements.

     During the year ended December 31, 2003, we adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables," EITF Issue No. 01 -8 "Determining Whether an Arrangement Contains a Lease," EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor," EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition," EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments," EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software," EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock," EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers."

Item 7.       Financial Statements

     Our financial statements as of and for the fiscal years ended December 31, 2003 and 2002 have been examined to the extent indicated in their report by H J & Associates, LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     This Item is not Applicable.

Item 8A.      Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name                    Position                   Director Since          Age
----                    --------                   --------------          ---
Robert L. Richards      President, C.E.O.          September 2001          58
                          and Director
Loren E. Bagley         Vice President             August 1991             61
                          and Director
William F. Woodburn     Secretary / Treasurer      August 1991             62
                          and Director
John B. Sims            Director                   January 1988            78

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

     The business experience of each of the persons listed above during the past five years is as follows:

     Robert L. Richards became a director and was appointed President and C.E.O. in September 2001. From 1982 to the present, he has been President of Robert L. Richards, Inc. as a consulting geologist with 27 years experience in the petroleum industry. He has also served as a geologist with Exxon, exploration geologist with Union Texas Petroleum, and regional exploration manager for Carbonit Exploration, Inc. From 2000 to the present, he has been President and C.E.O. of Derma - Rx, Inc., a formulator and marketer of skin care products. Also, from 1992 to August 2000, Mr. Richards was C.E.O. of Kaire Nutraceuticals, Inc., a developer and marketer of health and nutritional products. Mr. Richards served as Vice President of Continental Tax Corporation from March 1989 to August 1992. He has five and one- half years experience in the United States Air Force as an Instructor Pilot. Mr. Richards holds a B.S. degree in geology from Brigham Young University.

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

Cash Compensation

     For the past three fiscal years ended December 31, 2003, we have not paid any cash compensation for services rendered by our executive officers.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge as December 31, 2003, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, each director and all directors and officers as a group.

Name and Address                     Amount and Nature of      Percent
of Beneficial Owner                  Beneficial Ownership      of Class(1)
-------------------                  --------------------      -----------
Robert L. Richards                     1,691,287(2)               0.6%
  210 Second Street
  St. Marys, WV 26170
Loren E. Bagley *                      2,074,527(3)               0.7%
  210 Second Street
  St. Marys, WV 26170
William F. Woodburn *                  2,067,394(4)               0.8%
  210 Second Street
  St. Marys, WV 26170
John B. Sims *                           302,614(5)               0.1%
  210 Second Street
  St. Marys, WV 26170
All directors and executive            6,135,822(6)               2.3%
  officers as a group
  (4 persons in group)

     *   Director and/or executive officer

 Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 269,010,438 shares of common stock outstanding on December 31, 2003,but does not take into consideration stock options owned by certain officers and directors entitling the holders to purchase an aggregate of 650,000 shares of common stock and which are currently exercisable. Therefore, for purposes of the table above, 238,169,127 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the SEC under the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 2003 and assumes the exercise of stock options held by such person (but not by anyone else) exercisable within sixty days.
     (2) Includes 1,012,670 shares held in the name of Argene Richards, wife of Mr. Richards.
     (3) Includes 312,500 shares that may be acquired by Mr. Bagley pursuant to stock options exercisable at $.50 per share and 50,000 shares of common stock held in the name of Carolyn S. Bagley, wife of Mr. Bagley, over which Ms. Bagley retains voting power.
     (4) Includes 312,500 shares that may be acquired by Mr. Woodburn pursuant to stock options exercisable at $.50 per share and 31,250 shares of common stock in the name of Janet L. Woodburn, wife of Mr. Woodburn, over which shares Ms. Woodburn retains voting power. (5) Includes 25,000 shares that may be acquired by Mr. Sims pursuant to stock options exercisable at $.50 per share and 13,807 shares of common stock held jointly with Virginia Sims, wife of Mr. Sims. (6) Includes 650,000 shares that may be acquired by certain directors pursuant to stock options exercisable at $.50 per share.

Item 12.          Certain Relationships and Related Transactions

     During the past two fiscal years, there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

     (a) Loren E. Bagley is President of Sancho, a principal purchaser of our natural gas. Mr. Bagley's wife, Carolyn S. Bagley is a director and owner of 33% of the outstanding capital stock of Sancho. Under our contract with Sancho, we have the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope Gas in 1988. This agreement is a flexible volume supply agreement whereby we receive the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index or the published Inside F.E.R.C. Index, at our option, for the first 1,500 Mcf purchased per day by Hope Gas and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for us there can be no assurance that prices paid by us to suppliers will be lower than the price which we would receive under the Hope Gas arrangement. During 2003, we paid Sancho an aggregate of approximately $11,000 pursuant to such contract.

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

Item 13.          Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.                            Exhibit Name
-----------                            ------------

   2.1(1) Stock Acquisition Agreement between Trans Energy and Loren E. Bagley and William F. Woodburn

   2.2(1)     Asset  Acquisition  Agreement  between  Trans Energy and Dennis L.
              Spencer

   2.3(1)     Asset  Acquisition   Agreement  between  Trans  Energy  and  Tyler
              Pipeline, Inc.

   2.4(1) Stock Exchange Agreement between Trans Energy and Ritchie County Gathering Systems, Inc.

   2.5(1) Plan and Agreement of Merger between Trans Energy, Inc. (Nevada) and Apple Corp. (Idaho), to facilitate the change of our corporate domicile to Nevada

   2.6(2)     Agreements related to acquisition of Vulcan Energy Corporation

   3.1(1) Articles of Incorporation and all amendments pertaining thereto, for Apple Corp., an Idaho corporation

   3.2(1) Articles of Incorporation for Trans Energy, Inc., a Nevada corporation

   3.3(1)     Articles  of Merger  for the  States of  Nevada  and Idaho  3.4(1)
              By-Laws

   4.1(1)     Specimen Stock Certificate

  10.1(1) Marketing Agreement with Sancho Oil and Gas Corporation 10.2(1) Gas Purchase Agreement with Central Trading Company 10.3(1) Price Agreement with Key Oil Company

  10.4(3)     Settlement Agreement and Mutual Release

  21.1(1)     Subsidiaries Schedule

  31.1        Certification   of  C.E.O.   Pursuant   to  Section   302  of  the
              Sarbanes-Oxley Act of 2002

  31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.1(1) Reserve Estimate and Evaluation of oil and gas properties 99.2(1) Reserve Estimate and Evaluation for Dennis L. Spencer wells


     (1) Previously filed as exhibit to Form 10-SB.

     (2) Previously filed as exhibit to Form 8-K dated August 7, 1995.

     (3) Previously filed as exhibit to Form 8-K file January 23, 2004

         (b)      Reports on Form 8-K

          We filed a Current Report on Form 8-K on January 15, 2004 and an amended report on January 23, 2004 reporting under Items 2 and 5 the sale of certain working interests in five oil and gas wells and the use of a portion of the proceeds to settle an ongoing lawsuit.

Item 14.      Principal Accountants Fees and Services

     We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

     Audit Fees

     The aggregate fees billed by our independent auditors, H J & Associates, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2003 and 2002, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending April 30, June 30 and September 30, 2003 and 2002, were $30,250 for 2003 and $33,500 for 2002.

     Audit Related Fees

     For the years ended December 31, 2003 and 2002, there were no fees billed for assurance and related services by H J & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees

     For the years ended December 31, 2003 and 2002, fees billed by H J & Associates for tax compliance, tax advice and tax planning were $1,250 and $1,000, respectively.

     We do not use H J & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage H J & Associates to provide compliance outsourcing services.

     The board of directors has considered the nature and amount of fees billed by H J & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining H J & Associates' independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TRANS ENERGY, INC.


                                                 BY:     /S/ ROBERT L. RICHARDS
                                                    ----------------------------
                                                     Robert L. Richards,
                                                     President and C.E.O.

Dated: April 2, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                       Title                                          Date
         ---------                                       -----                                          ----
                                                President, C.E.O. and                                 April 2, 2004
/S/ ROBERT L. RICHARDS                          Director
------------------------------------
         Robert L. Richards


                                                Vice President and                                    April 2, 2004
/S/ LOREN E. BAGLEY                             Director
------------------------------------            Principal Financial Officer
         Loren E. Bagley


                                                Secretary Treasurer / Treasurer                       April 2, 2004
/S/  WILLIAM F. WOODBURN                        and Director
------------------------------------            Chief Accounting Officer
         William F. Woodburn


                                                                                                      April 2, 2004
/S/  JOHN B. SIMS                               Director
------------------------------------
         John B. Sims


                               TRANS ENERGY, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

                                 C O N T E N T S


Independent Auditors' Report ..............................................  F-3

Consolidated Balance Sheet ................................................  F-4

Consolidated Statements of Operations .....................................  F-6

Consolidated Statements of Stockholders' Equity (Deficit)..................  F-7

Consolidated Statements of Cash Flows .....................................  F-8

Notes to the Consolidated Financial Statements ............................ F-10

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Trans Energy, Inc. and Subsidiaries
St. Marys, West Virginia

We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans Energy, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $28,692,026 and has a working capital deficit of $6,246,995 at December 31, 2003, which together raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC
------------------------
HJ & Associates, LLC
Salt Lake City, Utah
March 17, 2004

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                                   December 31,
                                                                       2003
                                                                   -------------
CURRENT ASSETS

   Cash                                                             $       183
   Accounts receivable, net (Note 1)                                    310,867
   Other receivables                                                     58,452
   Prepaid expenses                                                         990
                                                                    -----------

     Total Current Assets                                               370,492
                                                                    -----------

PROPERTY AND EQUIPMENT (Note 2)

  Vehicles                                                               77,118
  Machinery and equipment                                                10,092
  Pipelines                                                           1,739,287
  Well equipment                                                         49,155
  Wells                                                               3,079,481
  Leasehold acreage                                                      95,945
  Accumulated depreciation                                           (4,021,605)
                                                                    -----------

     Total Fixed Assets                                               1,029,473
                                                                    -----------

OTHER ASSETS

  Cash surrender value - life insurance (net)                             5,086
                                                                    -----------

     Total Other Assets                                                   5,086
                                                                    -----------

     TOTAL ASSETS                                                   $ 1,405,051
                                                                    ===========

                   The accompanying notes are an integral part of these onsolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    December 31,
                                                                         2003
CURRENT LIABILITIES                                                 -----------

   Bank overdraft                                                  $     49,120
   Accounts payable - trade                                             786,191
   Notes payable - convertible (Note 12)                                 36,325
   Accrued expenses                                                     954,749
   Salaries payable                                                   1,266,479
   Notes payable - current portion (Note 3)                           1,221,083
   Judgments payable (Note 7)                                           500,397
   Related party payables (Note 4)                                    1,271,681
   Debentures payable (Note 9)                                          331,462
   Environmental remediation (Note 1)                                   200,000
                                                                   ------------

     Total Current Liabilities                                        6,617,487
                                                                   ------------

LONG-TERM LIABILITIES

   Notes payable (Note 3)                                               105,421
                                                                   ------------

     Total Long-Term Liabilities                                        105,421
                                                                   ------------

     Total Liabilities                                                6,722,908
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 6)

   Preferred stock; 10,000,000 shares authorized
    at $0.001 par value; -0- shares issued and outstanding                 --
   Common stock; 500,000,000 shares authorized
    at $0.001 par value; 269,010,438 shares issued
    and outstanding                                                     269,010
   Capital in excess of par value                                    23,105,159
   Accumulated deficit                                              (28,692,026)
                                                                   ------------

     Total Stockholders' Equity (Deficit)                            (5,317,857)
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  1,405,051
                                                                   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                                                   For the Years Ended
                                                                        December 31,
                                                                 2003                2002
                                                            ---------------   -------------

REVENUES                                                    $  2,015,012      $   889,764
                                                            ---------------   -------------

COSTS AND EXPENSES

Cost of oil and gas                                            1,536,434          662,958
Salaries and wages                                               381,743          382,117
Depreciation, depletion and amortization                         961,181          919,364
Selling, general and administrative                                 --               --
                                                                 210,926          324,874
                                                           -------------    -------------

Total Costs and Expenses                                       3,090,284        2,289,313
                                                           -------------    -------------
LOSS FROM OPERATIONS                                          (1,075,272)      (1,399,549)
                                                           -------------    -------------

OTHER INCOME (EXPENSE)

Other income                                                        --             22,537
Gain on disposition of debt                                      231,702           82,522
Interest expense                                                (404,336)        (488,877)
Loss on sale and valuation of assets, net (Note 1 and 2)        (266,496)        (105,753)
Loss on extinguishments of debt                                  (11,268)            --
Gain on disposition of assets                                    172,152            2,650
Settlement expense                                                  --            (60,489)
                                                           -------------    -------------

Total Other Income (Expense)                                    (278,246)        (547,410)
                                                           -------------    -------------
LOSS BEFORE INCOME TAXES,
 AND CHANGE IN ACCOUNTING PRINCIPAL                           (1,353,518)      (1,946,959)

INCOME TAXES (Note 1)                                               --               --
                                                           -------------    -------------

CHANGE IN ACCOUNTING PRINCIPAL (Note 1)                         (116,486)            --
                                                           -------------    -------------

NET LOSS - attributed to common shareholders               $  (1,470,004)   $  (1,946,959)
                                                           =============    =============
BASIC LOSS PER SHARE (Note 1)

Operations                                                 $       (0.01)   $       (0.01)
Change in accounting principal                                     (0.00)           (0.00)
                                                           -------------    -------------

      Total Basic Loss Per Share                           $       (0.01)   $       (0.01)
                                                           =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                               253,125,570      207,824,349
                                                           =============    =============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                            Preferred Stock               Common Stock             Capital in
                                    -----------------------------   ---------------------------     Excess of    Accumulated
                                       Shares          Amount          Shares         Amount        Par Value      Deficit
                                    ------------    -------------   ------------   ------------   ------------   ------------

Balance, December 31, 2001                   300    $        --      176,683,189   $    176,682   $ 22,769,371   $(25,275,063)

Conversion of preferred stock and
 preferred dividends to common
 stock                                      (300)            --       16,835,938         16,836          6,414           --

Conversion of notes payable to
 common stock                               --               --        5,000,000          5,000         45,000           --

Common stock issued for services            --               --        1,000,000          1,000         28,000           --

Conversion of notes payable to
 common stock                               --               --        4,166,667          4,167         20,833           --

Common stock issued for cash                --               --       33,333,333         33,333        166,667           --

Common stock issued for services            --               --          500,000            500          9,500           --

Net loss for the year ended
 December 31, 2002                          --               --             --             --             --       (1,946,959)
                                    ------------    -------------   ------------   ------------   ------------   ------------

Balance, December 31, 2002                  --               --      237,519,127        237,518     23,045,785    (27,222,022)

Common stock issued for
  services                                  --               --        3,500,000          3,500          7,000           --

Common stock issued for
  conversion of convertible
  debt                                      --               --          150,000            150          5,100           --

Common stock issued for
  extinguishments of
  related party debt                        --               --       22,833,163         22,834          7,209           --

Common stock issued for
  extinguishments of debt                   --               --        5,008,148          5,008         40,065           --

Net loss for the year ended
  December 31, 2003                         --               --             --             --             --       (1,470,004)
                                    ------------    -------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003                  --      $        --      269,010,438   $    269,010   $ 23,105,159   $(28,692,026)
                                    ============    =============   ============   ============   ============   ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                   For the Years Ended
                                                                                        December 31,
                                                                                   2003            2002
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(1,470,004)   $(1,946,959)

  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation, depletion and amortization                                        961,181        919,364
    Loss on sale and valuation of assets                                            266,496        103,103
    Loss on extinguishments of debt                                                  11,268           --
    Gain on disposition of assets                                                  (172,152)        (2,650)
    Common stock issued for services and
     beneficial conversion features                                                  10,500         39,000
    Gain on disposition of debt                                                    (231,702)       (82,522)
    Settlement expense                                                                 --           54,489
Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                                     (172,246)        45,612
    (Increase) decrease in prepaid and other current assets                         (62,078)         6,341
    Increase in accounts payable and accrued expenses                               682,320        656,705
    Decrease in judgments payable                                                  (385,697)       (61,625)
Increase in environmental remediation                                               200,000           --
                                                                                -----------    -----------

       Net Cash Used by Operating Activities                                       (362,114)      (269,142)
                                                                                ===========    ===========

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property and equipment                                      670,000          2,650
  Expenditures for property and equipment                                          (152,848)       (10,249)
                                                                                -----------    -----------


       Net Cash Provided (Used) by Investing Activities                             517,152         (7,599)
                                                                                ===========    ===========

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in cash overdraft                                                             49,120           --
  Common stock issued for cash                                                         --          200,000
  Principal payments to related parties                                            (249,161)      (208,754)
  Proceeds from related parties                                                     233,650        337,896
  Principal payments on notes payable                                              (217,980)       (76,968)
  Proceeds from notes payable                                                        17,289         35,303
                                                                                -----------    -----------


      Net Cash Provided (Used) by Financing Activities                          $  (167,082)   $   287,477
                                                                                ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-8

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Continued)


                                                                                   For the Years Ended
                                                                                       December 31,
                                                                                   2003           2002
                                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                 $ (12,044)   $  10,736


CASH, BEGINNING OF YEAR                                                            12,227        1,491
                                                                                ---------    ---------


CASH, END OF YEAR                                                               $     183    $  12,227
                                                                                =========    =========

CASH PAID FOR:

  Interest                                                                      $ 295,947    $ 288,561
  Income taxes                                                                  $    --      $    --

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services and beneficial conversion
     features                                                                   $  10,500    $  39,000
  Common stock issued for conversion of debt and interest                       $  80,366    $  75,000
  Common stock issued for conversion of preferred stock and
     dividends                                                                      --       $ 23,250

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      \
                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               b. Accounting Method (Continued)

               If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. During the year ended December 31, 2002, the Company transferred 240 acres and one of its wells as settlement with George Hillyer for an expense of $54,489. Also during 2002, the Company recognized an impairment loss of $103,103 on one of its natural gas wells in West Virginia that was shut down. During the year ended December 31, 2003, the Company recognized an impairment loss of $87,040 on one of its natural gas wells.

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

                                                             For the Years Ended December 31,
                                                                  2003              2002
               --------------------------------------------------------------------------------
                    Numerator:
                      Loss from operations                  $  (1,353,518)   $          --
                                                               (1,946,959)              --
                     Change in accounting principal              (116,486)              --
                                                            -------------    ---------------
                         Net Loss                           $  (1,470,004)   $   (1,946,959)
                                                            =============    ===============

                    Denominator - weighted average shares     253,125,570        207,824,349
                                                            =============    ===============
                    Net loss per share:
                     Change in accounting principal         $       (0.00)   $         (0.00)
                      Loss from operations                          (0.01)             (0.01)
                                                            -------------    ---------------
                         Total Basic Loss Per Share         $       (0.01)   $         (0.01)
                                                            =============    ===============

               d. Provision for Taxes

               Deferred  taxes  are  provided  on  a  liability  method  whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
                                      F-11

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 1 -

               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               d. Provision for Taxes (Continued)

               Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                               2003           2002
                                           -----------    -----------

               Deferred tax assets:
                 NOL Carryover$            $ 8,183,500    $ 7,682,610

               Deferred tax liabilities:          --             --
                 Accrued Wages                (493,900)      (378,116)

               Valuation allowance          (7,689,600)    (7,304,494)
                                           -----------    -----------

               Net deferred tax asset      $      --      $      --
                                           ===========    ===========

               The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:


                                            2003          2002
                                          ---------    ---------

               Book income                $(573,300)   $(759,314)
               Other                        (16,831)          94
               Penalties                      5,370       64,620
               Officer Insurance              6,645        4,610
               Stock for Services             4,095       15,200
               Accrued Wages                115,810      127,478
               Impairment Loss               33,945         --
               Accrued Interest/Payroll     424,265         --
               Valuation allowance             --        547,312
                                          ---------    ---------

                                          $    --      $    --
                                          =========    =========

               At December 31, 2003, the Company had net operating loss carryforwards of approximately $19,700,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

               Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               e. Principles of Consolidation

               The consolidated financial statements include the Company and its wholly owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc. and its 100% owned subsidiary, Tyler Construction Company, Inc. All significant intercompany accounts and transactions have been eliminated.

               f. Presentation

               Certain 2002 balances have been reclassified to conform to the presentation of the 2003 consolidated financial statements.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               j. Newly Issued Accounting Pronouncements

               During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

               SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The Company recorded an environmental remediation accrual of $200,000. A change in accounting principal of $116,486 was recognized in the year ended December 31, 2003.

               SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS
               4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements,
               (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale- leaseback rules of FASB Statement No. 98, "Accounting for
               Leases: Sale- Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

               SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               j. Newly Issued Accounting Pronouncements (Continued)

               related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

               SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be
               accounted  for  in  accordance  with  SFAS  No.  141,   "Business
               Combinations"  and  No.  142,   "Goodwill  and  Other  Intangible
               Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

               SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

               SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.
                                      F-15

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               j. Newly Issued Accounting Pronouncements (Continued)

               SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

               FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

               FASB  Interpretation  No. 46 -- In January 2003,  the FASB issued
               FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

               During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               j. Newly Issued Accounting Pronouncements (Continued)

               Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

               k. Accounts Receivable

               Accounts receivable are shown net of an allowance for bad debt of $2,000 at December 31, 2003.

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

               NOTE 2 - OIL AND GAS PROPERTY

               At December 31, 2003 the Company's proved properties consist of costs in the following areas net of accumulated depletion of $2,555,872.

               Wyoming                                    $         523,603
                                                          =================

               Productive Gas Wells

               The following summarizes the Company's productive oil and gas wells as of December 31, 2003. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.

                                                 Gross                Net
                                          ------------------  -----------------

               Productive oil wells                        6               1.93
                                          ==================  =================

               The Company does not operate any of these wells.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

               NOTE 2 - OIL AND GAS PROPERTY (Continued)

               Oil and Gas Acreage

               The following table sets forth the undeveloped leasehold acreage, by area, held by the Company as of December 31, 2003. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which the Company has a working interest. Net acres are the sum of the Company's fractional interests owned in the gross acres. In certain leases, the Company's ownership varies at different depths; therefore, the net acres in these leases are calculated using the lowest ownership interest at any depth.

                                                 Gross                Net
                                          ------------------  -----------------

               Wyoming                                14,158             12,168
                                          ==================  =================

              During the year ended December 31, 2003, the Company sold its 75% working interest in the West Virginia gas wells for $380,000. The proceeds were used to settle the Baker Hughes litigation.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 3 -      LONG-TERM DEBT

               The Company had the following debt obligations at December 31, 2003:

               First National Bank of St. Marys, $9,244 payable monthly,
                prime plus 2% interest rate, secured by equipment and personal
                guarantee of officers.                                                 $         158,473

               Union Bank of Tyler County, $332 due monthly, 10% interest
                rate, due November 20, 2005, secured by vehicle.                                   6,968

               Union Bank of Tyler County, interest at 10% due quarterly,
                renewable, due on demand, unsecured                                               19,683

               Union Bank of Tyler County, principal and interest payments of
                $799 due monthly, interest rate of 14.4%, due September 25,
                2004,
                secured by vehicle and personal guarantee of officers.                             6,866

               Wesbanco, interest payable quarterly, prime +1%, due on demand,
                secured by officers' personal assets.                                            300,000

               Note payable to an individual, due on demand, bearing interest at
                NY prime +1%, interest payments due monthly, secured by
                equipment.                                                                       292,078

               Union Bank of Tyler County, principal and interest payments of
                $326 due monthly, interest at 5.0%, secured by vehicle of the
                Company.                                                                          16,517

               Note due to a private individual, due on demand with interest
                at 20%, secured by personal guarantee of officers.                               200,919

               Note payable to Raven Group, interest imputed at 10%, due on
                demand, unsecured.                                                               325,000
                                                                                       -----------------

                          Total                                                                1,326,504

                          Less Current Portion                                                (1,221,083)
                                                                                       -----------------

                          Total Long-Term Debt                                         $         105,421
                                                                                       =================

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 3 -       LONG-TERM DEBT (Continued)

               Future maturities of long-term debt are as follows:

                          2004                              $          1,221,083
                          2005                                            95,100
                          2006                                             3,479
                          2007                                             3,656
                          2008                                             3,186
                          2009 and thereafter                               --
                                                            --------------------

                               Total                        $          1,326,504
                                                            ====================

               At December 31, 2003, total interest accrued for these debt obligations was $171,942.

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

               b. Well Drilling and Operating Agreement

               In June 2000, the Company entered into a well drilling and operating agreement with Sancho Oil and Gas Corporation ("Sancho"), a company controlled by the Vice President of the Company, on an on-going basis. Sancho provided seven drill-down wells located in Tyler County, West Virginia and the Company was to pay 100% of the cost of drilling and completing the well including any topside equipment needed and other related equipment. The Company will receive 75% of the working interest in each of the wells competed.

               c. Receivables and Payables

               The Company has various receivables from and payables to the officers and companies of the officers. These amounts have been grouped together with a net payable of $1,030,033 at December 31, 2003. The net payable bears interest at 10%, is due on demand and is unsecured. At December 31, 2003, total interest accrued in the net related party payable was $241,648.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 5 -       ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

               The Company's marketing arrangement with Sancho accounted for approximately 82% and 82% of the Company's revenue for the years ended December 31, 2003 and 2002, respectively in Tyler Construction Company. This marketing agreement is in effect until December 1, 2008. Another customer also generated sales of 99% and 99% of Ritchie County total sales in 2003 and 2002, respectively.

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

               In January 2003, the Company issued 3,500,000 shares of common stock valued at $0.003 per share for total cash consideration of $10,500.

               In March 2003, the Company issued 150,000 shares of common stock valued at $0.035 per share for the conversion of convertible debt of $5,250.
                                      F-20

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 6 -       STOCKHOLDERS' EQUITY (Continued)

               In June 2003, the Company issued 22,833,163 shares of common stock for the extinguishment of related party debt valued at $30,043.

               In December 2003, the Company issued 5,008,148 shares of common stock for the extinguishment of debts valued at $33,805.

NOTE 7 -       JUDGMENTS PAYABLE

               Tioga Lumber Company

               A foreign judgment has been filed with the Circuit Court in Pleasants County, West Virginia for a judgment against the Company by Tioga Lumber Company (Tioga) rendered by the Circuit Court in Pleasants County, West Virginia for non-payment of an accounts payable. The judgment is for $46,375 plus prejudgment interest at 10.00%.

               On February 28, 2002, the Company and Tioga reached an agreement wherein the Company would pay Tioga $10,000 by March 5, 2002 and $8,000 per month thereafter. The court appointed a special commissioner to act as an arbitrator if the Company defaults. The special commissioner would attach a lien if property is found which does not have a lien attached. The first payment has been made, and at December 31, 2002, the balance due including interest to Tioga was $26,092 and is included in judgments payable and is classified as a current liability. This judgment was paid in full in 2003, however the judgment has not yet been released.

               Dennis L. Spencer

               In January 2002, Dennis L. Spencer filed suit against the Company and William F. Woodburn and Loren E. Bagley in the Circuit Court of Ritchie County, West Virginia (Civil Action No. 02-C-02). The complaint alleges that the Company sold certain assets that Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. The Company has filed its answer to the allegations and feels that the Company has met its obligations in full to Mr. Spencer. Management also believes the suit is without merit and intends to vigorously defend the action. The Company has not accrued any amounts for these claims as of December 31, 2003 because the Company feels that based on its defenses against the claims that the Company will have no additional liability. Due to the early stage of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 7 -       JUDGMENTS PAYABLE (Continued)

               Ross O. Forbus

               On April 16, 2001, Ross O. Forbus obtained a judgment against the Company for $428,018 plus post judgment interest at 10.00% per annum. The judgment was obtained to satisfy a previous note payable. The Company has made several small payments to Mr. Forbus and is currently negotiating with him toward extending the payments until the judgment can be paid in full. Mr. Forbus has made a demand upon the Company for payment of the full obligation. The Company has accrued the balance of $428,018 plus accrued interest of $83,730 which is included in judgments payable and accrued expenses respectively.

               Core Laboratories, Inc.

               On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At December 31, 2003, the Company had accrued a balance of $13,587 including interest of $3,580 which is included in judgments payable and accrued expenses, respectively.

               RR Donnelly

               On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At December 31, 2002, the Company has accrued a balance of $56,792 including interest of $20,736 which is included in judgment payable and accrued expenses, respectively.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 7 -       JUDGMENTS PAYABLE (Continued)

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 7 -       JUDGMENTS PAYABLE (Continued)

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

               The Baker Entities continued its proceedings to enforce a foreign judgment against the Company in Pleasants County, West Virginia. Then on December 23, 2003, the Company and the Baker Entities entered into a Settlement Agreement and Mutual Release whereby the Company paid $350,000 to the Baker Entities as payment in full for all monies owned and the Baker Entities gave the Company a release of all judgments and liens against.

               Lario Oil & Gas Company

               On January 15, 2003, Lario Oil & Gas Company ("Lario") filed a suit against the Company in the Sixth District Court of Campbell County, Wyoming (Civil Action No. 24575). Lario is asking for $50,692, which it claims the Company owes for operating fees on the Pinon Fee #1, Sagebrush #1 and Sagebrush #2 wells, operated by Lario and in which the Company has working interests. The Company is preparing an answer to the complaint and is asking for a complete accounting of all monies owed. Lario is retaining a portion of the Company's share of the monthly oil production monies and applying them to the amount owed.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 7 -       JUDGMENTS PAYABLE (Continued)

               O.C. Smith

               On February 5, 2003, O.C. Smith obtained a judgment against the Company for $6,000 as ordered by the Circuit Court of Ritchie County, West Virginia. Mr. Smith had brought suit against the Company, successor of Apple Corporation, for an accounting of all gas purchased by the Company as well as judgment for all amounts still owing. The Company had acquired all of Apple Corporation's interest in this gas and management determined that there was an unpaid balance still owing Mr. Smith. The $6,000 is payable in three monthly installments beginning on April 25, 2003. At December 31, 2003, the Company had accrued the total amount of $2,000 and has included it in judgments payable and has classified it as a current liability.

NOTE 8 -       GOING CONCERN

               The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2002 of $28,692,026, and has a working capital deficit at December 31, 2002 of $6,246,995.

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

NOTE 9 -       CONVERTIBLE DEBENTURES

               On September 10, 1998, the Company completed a debenture issue of $4,625,400 face value of 8% Secured Convertible Debentures due March 31, 1999 (the "Debentures"). Interest shall accrue from the date of issuance until payment in full of the principal sum has been made or duly provided for. Holders of the Debentures shall have the option, at any time, until maturity, to convert the principal amount of their Debenture, or any portion of the principal amount which is at least $10,000 into shares of the Company's Common Stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the Company's Common Stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the Debentures. Any accrued and unpaid interest shall be payable, at the option of the Company, in cash or in shares of the Company's Common Stock valued at the then effective conversion price.
                                      F-25

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

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

               In  2000,  the  Company  converted  $1,547,655  of  interest  and penalties and $4,106,337 of the debentures payable into 151,930,606 shares of common stock. At December 31, 2003, the Company owed $331,462 on the debentures consisting of $50,000 for a debenture and $281,462 in penalties.

NOTE 10 -      BUSINESS SEGMENTS

               The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company conducts its operations principally as oil and gas sales with Trans Energy and Prima Oil and pipeline transmission with Ritchie County and Tyler Construction.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 10 -      BUSINESS SEGMENTS (Continued)

               Certain financial information concerning the Company's operations in different industries is as follows:

                                                       For the
                                                     Years Ended  Pipelines     Corporate
                                                     December 31,   Sales       Transmission   Unallocated
                                                     ------------ ----------    ------------   -----------

               Oil and gas revenue                        2003   $   535,278    $ 1,479,734    $      --
                                                          2002       454,288        435,476           --


               Operating loss applicable to
                industry segment                          2003       994,005        113,567           --
                                                          2002     1,137,369        262,180           --

               General corporate expenses
                not allocated to industry
                segments                                  2003          --             --             --
                                                          2002          --             --             --

               Interest expense                           2003      (344,923)       (59,413)          --
                                                          2002      (390,687)       (98,190)          --


               Other income (expenses)                    2003        20,386        105,704           --
                                                          2002        19,669          2,868           --


               Assets
                 (net of intercompany accounts)           2003       766,733        638,316           --
                                                          2002     2,250,407        497,229           --


               Depreciation and amortization              2003       870,537         90,644           --
                                                          2002       810,451        108,913           --

               Property and equipment
                acquisitions                              2003       152,848           --             --
                                                          2002          --           10,249           --

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

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

               A summary of the status of the Company's stock option plans as of December 31, 2002 and changes during the year is presented below:

                                                              Weighted
                                                              Average
                                                Shares     Exercise Price
                                                ------     --------------
Outstanding, December 31, 2002                  795,057    $   0.50

                  Granted                          --          --
                  Canceled/Expired             (795,057)      (0.50)
                                               --------    ---------
                  Exercised                        --          --
                                               --------    ---------

              Outstanding, December 31, 2003       --      $   --
                                               ========    =========

              Exercisable, December 31, 2003       --          --
                                               ========    =========

NOTE 12 -      NOTES PAYABLE - CONVERTIBLE

               Nine (9) convertible  debentures  dated between February 21, 2001 and April 27,  2001  bearing  interest at 10% with  interest  and principal  due  upon  demand;  unsecured;  convertible  into  the
                Company's common stock at $0.035 per share                           $  36,325
                                                                                     ----------
               Less current portion                                                    (36,325)
                                                                                     ----------
               Long-term portion                                                     $    --
                                                                                     ==========

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002
                                   (Unaudited)

NOTE 13-       SUBSEQUENT EVENTS

               Subsequent to year end the Company's subsidiary Tyler Construction sold approximately 47,000 feet of pipeline to Triad Energy Corporation for $200,000. The Company used $161,391 of the proceeds to pay off the loan to the First National Bank of St. Marys.

               Subsequent to year end, the Company issued 3,190,396 shares of common stock for the conversion of all convertible debentures and the associated accrued interest.


S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES

               (1)     Capitalized Costs Relating to Oil
                          and Gas Producing Activities

                                                                                    December 31,
                                                                                2003           2002
                                                                             -----------    -----------
                       Proved oil and gas producing properties and related
                        lease and well equipment                             $ 3,171,426    $ 3,678,730
                       Unproved oil and gas properties                            99,945         95,945
                       Accumulated depreciation and depletion                 (2,555,878)    (1,839,295)
                                                                             -----------    -----------

                       Net Capitalized Costs                                 $   715,493    $ 1,935,380
                                                                             ===========    ===========

               (2)           Costs Incurred in Oil and Gas Property
                      Acquisition, Exploration, and Development Activities

                                                                          For the Years Ended
                                                                              December 31,
                                                                       2003                2002
                                                                ----------------    ----------------
                       Acquisition of Properties
                          Proved                                $       --          $      --
                          Unproved                                      --                 --
                       Exploration Costs                                --                 --
                       Development Costs                                --                 --

               The Company does not have any investments accounted for by the equity method.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2003 and 2002
                                   (Unaudited)


S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

               (3)          Results of Operations for
                              Producing Activities

                                                                            For the Year Ended
                                                                               December 31,
                                                                         ----------------------
                                                                            2003         2002
                                                                         ---------    ---------

               Sales                                                     $ 535,278    $ 454,288

               Production costs                                           (299,851)    (277,125)
               Depreciation and depletion                                 (841,250)    (801,776)
               Income tax expenses                                            --           --
                                                                         ---------    ---------

               Results of operations for producing activities
                (excluding the activities of the pipeline transmission
                operations, corporate overhead and interest costs)       $(605,823)   $(624,613)
                                                                         =========    =========

               (4) Reserve Quantity Information

                                                                Oil            Gas
                                                                BBL             MCF
                                                            -----------   -----------

                Proved developed and undeveloped reserves      113,406     1,131,415

                End of the year 2002                            17,454          --

                Revisions of previous estimates
                Improved recovery                                 --            --
                Purchases of minerals in place                    --            --
                Extensions and discoveries                        --            --
                Production                                     (30,980)      (45,055)
                Sales of minerals in place                        --      (1,086,360)
                                                            ----------    ----------

                End of the year 2003                            99,880          --
                                                            ==========    ==========
                         Proved developed reserves:
                                                                Oil            Gas
                                                                BBL             CF
                                                            ----------    ----------

                End of the year 2002                           113,406     1,131,415
                End of the year 2003                            99,880          --

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2003 and 2002
                                   (Unaudited)

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

          During the years ended December 31, 2003 and 2002, the Company had reserve studies and estimates prepared on its various properties. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.


         (5)           Standardized Measure of Discounted
                        Future Net Cash Flows Relating to
                           Proved Oil and Gas Reserves

                                                At December 31, 2003
                                                                                    Trans Energy
                                                                                    and
                                                                                    Subsidiaries
                                                                                 -----------------
         Future cash inflows                                                     $      3,220,287
         Future production and development costs                                         (740,666)
         Future income tax expense                                                           --
                                                                                 ----------------
         Future net cash flows                                                          2,479,621
         10% annual discount for estimated timing of cash flows                          (615,244)
                                                                                 ----------------

         Standardized measure of discounted future net cash flows               $       4,769,701
                                                                                =================

                                                At December 31, 2002
                                                                                    Trans Energy
                                                                                    and
                                                                                    Subsidiaries
                                                                                 -----------------
         Future cash inflows                                                     $      8,063,052
         Future production and development costs                                       (1,854,502)
         Future income tax expense                                                           --
                                                                                 ----------------
         Future net cash flows                                                          6,208,550
         10% annual discount for estimated timing of cash flows                        (1,438,849)
                                                                                 ----------------

         Standardized measure of discounted future net cash flows                $      4,769,701
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

         The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2003 and 2002
                                   (Unaudited)

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

                                                                          For the Years Ended
                                                                              December 31,
                                                                         2003            2002
                                                                      -----------    -----------
         Standardized measure, beginning of year $                      4,314,941    $ 3,649,994
         Oil and gas sales, net of production costs                          --             --
         Sales of mineral in place                                     (2,411,293)          --
         Purchases                                                           --             --
         Net change due to revisions in quantity estimates                (39,271)       664,947
         Accretion of discount items                                         --             --
                                                                      -----------    -----------

         Standardized measure, end of year                            $ 1,864,377    $ 4,314,941
                                                                      ===========    ===========


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