Form 10KSB/A
period 2003-12-31
TRANS ENERGY INC
filed 2004-05-21
CIK 919721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                  FORM 10-KSB/A
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                         Commission File Number 0-23530

                               TRANS ENERGY, INC.
                               ------------------
                 (Name of small business issuer in its charter)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                               Outstanding as of December 31, 2003
-----------------------                     -----------------------------------
Common Stock, Par Value                                  269,010,438
   $.001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

             A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Disclosure Format.   Yes [ ]  No [X]



         The purpose of this first amendment to the Company's Annual Report on Form 10-KSB is to correct an error to the audited financial statements for the period ended December 31, 2003. The change was made to properly reflect the ending balance of accounts receivable as of December 31, 2003 and revenues for the year ended December 31, 2003. Amended financial statements are attached hereto.


                               TRANS ENERGY, INC.

                                TABLE OF CONTENTS

                                                                                                       Page

                                     PART I

Item 1.           Description of Business .......................................................        3

Item 2.           Description of Property........................................................       12

Item 3.           Legal Proceedings..............................................................       14

Item 4.           Submission of Matter to a Vote of Security Holders.............................       15

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................       15

Item 6.           Management's Discussion and Analysis or Plan of Operation......................       16

Item 7.           Financial Statements...........................................................       21

Item 8.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...........................................................       21

Item 8A.          Controls and Procedures........................................................       21

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control persons;
                  Compliance with Section 16(a) of the Exchange Act..............................       22

Item 10.          Executive Compensation.........................................................       23

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................       23

Item 12.          Certain Relationships and Related Transactions.................................       24

Item 13.          Exhibits and Reports on Form 8-K...............................................       25

Item 14.          Principal Accountant Fees and Services.........................................       26

                  Signatures.....................................................................       27

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

     The following table sets forth information concerning the existing oil production per day of the producing wells located on the GCRL property.

                                  Gross Bbls.
Name of Well                      Oil Per Day             Net % to TSRGNet               Bbls. to TSRG
------------                     ------------             -----------------              -------------
Sagebrush Fed #1                            47                        48.8%                   23
Sagebrush Fed #2                             0                        47.5%                    0
Pinon Fee #1                                16                        51.2%                    8
Swartz Draw                                 34                        15.4%                    5
                                         -----                                              ----
        Total                               97                                                36

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

     We have a history of losses and anticipate future losses
     ---------------------------------------------------------------------------
     Although our revenues increased approximately 126% during the fiscal year ended December 31, 2003, and we may not achieve, or subsequently maintain profitability if anticipated revenues do not increase in the future. We have experienced operating losses, negative cash flow from operations and net losses in each quarterly and annual period for the past several years. As of December 31, 2003, our net operating loss carryforward was approximately $19.7 million and our accumulated deficit was approximately $28.8 million. We expect to continue to incur significant expenses in connection with

    *    exploration and development of new and existing properties;
    *    costs of sales and marketing efforts;
    *    additional personnel; and
    *    increased general and administrative expenses.

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

     Additional share issuances could be dilutive
     ---------------------------------------------------------------------------
     If we do not generate necessary cash from our operations to finance future business, we may need to raise additional funds through public or private financing opportunities. Selling additional stock could dilute the equity interests of existing stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit operating flexibility. We may not be able to obtain funds needed to finance operations at all, or may be able to obtain funds only on very unattractive terms. Management may also explore other alternatives such as a joint venture with other oil and gas companies. There can be no assurances, however, that we will conclude any such transaction.

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

Risks relating to ownership of our common stock
-----------------------------------------------

     The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all.
     -------------------------------------------------------------------------
     Our common stock is presently traded on the OTC Bulletin Board, although there is no assurance that a viable market will continue. The price of our shares in the public market is highly volatile and may fluctuate substantially because of:

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

                                                 December 31,
                                ---------------------------------------------
                                  2003              2002              2001
                                ---------         ---------         ---------
Natural Gas (MMcf)
    Developed                        --           1,131,415         1,133,839
    Undeveloped                      --                --                --
     Total Proved                    --           1,131,415         1,133,839
Crude Oil (MBbl)
    Developed                      99,880           113,406           147,876
    Undeveloped                      --                --                --
     Total Proved                  99,880           113,406           147,876

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

                                           Years ended December  31,
                                        -------------------------------
Average sales price:                     2003         2002        2001
-------------------                     ------       ------      ------
    Gas (per mcf)                       $ 7.04      $  4.73     $  5.22
    Oil (per bbl)                        23.38        17.91       16.22
Average cost of production:
    Gas (per mcf)                         -           -           -
    Oil (per bbl)                         4.58         5.03        4.05

     We have not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of our last fiscal year.

     The following schedule sets forth the capitalized costs relating to oil and gas producing activities by us for the past three fiscal years.

                                    Years ended December 31,
                           -----------------------------------------
                               2003          2002           2001
                           -----------    -----------    -----------
Proved oil and gas
  producing properties
  and related lease
  and well equipment       $ 3,171,426    $ 3,678,730    $ 3,617,505
Unproved oil and gas
  properties                    99,945         95,945        114,426
Accumulated depreciation
  and depletion             (2,555,878)    (1,839,295)    (1,009,429)
                                                         -----------
Net Capitalized Costs      $   715,493    $ 1,935,380    $ 2,722,502
                           ===========    ===========    ===========

     The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to our proved oil and gas reserves.

                                      Years ended December 31,
                             -----------------------------------------
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


     The Baker Entities continue their proceedings to enforce a foreign judgment against us in Pleasants County, West Virginia. On December 23, 2003 we entered into a Settlement Agreement and Mutual Release with the Baker Entities whereby on January 5, 2004 we paid $350,000 to the Baker Entities as payment in full for all monies owed and the Baker Entities gave us a release of all judgments and liens against us.

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

                                       High          Low
                                       ----          ---
              2003
                  First Quarter     $   .004     $   .002
                  Second Quarter    $   .007     $   .002
                  Third Quarter     $   .006     $   .002
                  Fourth Quarter    $   .028     $   .003

              2002
                  First Quarter     $   .026     $   .005
                  Second Quarter    $   .019     $   .007
                  Third Quarter     $   .012     $   .002
                  Fourth Quarter    $   .009     $   .002

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


                                                                             Fiscal Years Ended
                                                                                 December 31,
                                                                            2003             2002
                                                                           -----            ------

Total revenues........................................................      100%             100%
Total costs and expenses..............................................      162              257
Total other income (expenses).........................................      (15)             (62)
Loss before taxes and change in accounting principal .................      (77)            (219)
Income taxes..........................................................       -                -
Change in accounting principal........................................       (6)              -
Net (loss)............................................................      (83)            (219)



For the Year Ended  December  31, 2003  Compared to the Year Ended  December 31,
2002


     Total revenues of $1,902,836 for the year ended December 31, 2003 ("2003") increased 114% when compared to $889,764 for the year ended December 31, 2002 ("2002") due primarily to increased oil and gas prices and greater gas volume in our pipelines. In 2003, oil made up 28% of total revenues compared to 31% in 2002, and gas represented 72% of revenues in 2003 compared to 67% in 2002. The changes were considered minimal representing only a slight difference in percentage points.

     We had an operating loss of $1,187,448 for 2003 compared to a loss of $1,399,549 in 2002. Total costs and expenses increased 35% in 2003 primarily due to the 132% increase in cost of oil and gas, attributed to higher oil and gas prices and increased pipeline costs. As a percentage of revenues, total costs and expenses decreased from 257% in 2002 to 162% in 2003, attributed to the significant increase in revenues from pipeline transmissions. Salaries and wages remained constant in 2003. Selling, general and administrative expenses decreased 35% in 2003 when compared to 2002, primarily due to a lower legal fees and settlement of prior legal issues. Depreciation, depletion and amortization increased 5% in 2003 due to increased oil production.


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


     Our net loss for 2003 was $1,582,180 versus a net loss of $1,946,959 for 2002. The decrease in net loss in 2003 is primarily attributed to increased revenues and recognized gains on disposition of assets and debt.


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

         Liquidity and Capital Resources

     Historically, working capital needs have been satisfied through our operating revenues and from borrowed funds. Working capital at December 31, 2003 was a negative $6,359,171 compared with a negative $6,332,583 at December 31, 2002. We anticipate meeting working capital needs during the 2004 fiscal year with revenues from operations and possibly from capital raised through the sale of either equity or debt securities. We have no other current agreements or arrangements for additional funding and there can be no assurance such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

     As  of  December  31,  2003,  we  had  total  assets  of   $1,292,875   and
stockholders' deficit of $5,430,033 compared to total assets of $2,747,636 and total stockholders' deficit of $3,938,719 at December 31, 2002.

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

     On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for
Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on our financial statements.

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

     During the year ended December 31, 2003, we adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables," EITF Issue No. 01 -8 "Determining Whether an Arrangement Contains a Lease," EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor," EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition," EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments," EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software," EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock," EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers."

Item 7.       Financial Statements


     Our restated financial statements as of and for the fiscal years ended December 31, 2003 and 2002 have been examined to the extent indicated in their report by H J & Associates, LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.



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

Item 13.      Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.             Exhibit Name
-----------             ------------
   2.1(1)     Stock  Acquisition  Agreement  between  Trans  Energy and Loren E.
              Bagley and William F. Woodburn
   2.2(1)     Asset  Acquisition  Agreement  between  Trans Energy and Dennis L.
              Spencer
   2.3(1)     Asset  Acquisition   Agreement  between  Trans  Energy  and  Tyler
              Pipeline, Inc.
   2.4(1)     Stock Exchange  Agreement  between Trans Energy and Ritchie County
              Gathering Systems, Inc.
   2.5(1)     Plan and Agreement of Merger between Trans Energy,  Inc.  (Nevada)
              and Apple Corp. (Idaho), to facilitate the change of our corporate domicile to Nevada
   2.6(2)     Agreements related to acquisition of Vulcan Energy Corporation
   3.1(1)     Articles of Incorporation and all amendments  pertaining  thereto, for Apple Corp., an Idaho corporation
   3.2(1)     Articles  of  Incorporation  for  Trans  Energy,  Inc.,  a  Nevada
              corporation
   3.3(1)     Articles  of Merger  for the  States of  Nevada  and Idaho  3.4(1)
              By-Laws
   4.1(1)     Specimen Stock Certificate
  10.1(1)     Marketing Agreement with Sancho Oil and Gas Corporation
  10.2(1)     Gas Purchase Agreement with Central Trading Company

Exhibit No.             Exhibit Name
-----------             ------------
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

                                             BY:     /S/ ROBERT L. RICHARDS
                                                -------------------------------
                                                     Robert L. Richards,
                                                     President and C.E.O.
Dated: May 21, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                 Title                        Date
         ---------                                 -----                        ----

                                          President, C.E.O. and              May 21, 2004
/S/ ROBERT L. RICHARDS                    Director
----------------------------------
         Robert L. Richards


                                          Vice President and                 May 21, 2004
/S/ LOREN E. BAGLEY                       Director
------------------------------------      Principal Financial Officer
         Loren E. Bagley


                                          Secretary Treasurer/Treasurer      May 21, 2004
/S/  WILLIAM F. WOODBURN                  and Director
------------------------------            Chief Accounting Officer
         William F. Woodburn


                                                                             May 21, 2004
/S/  JOHN B. SIMS                               Director
-----------------------------------------
         John B. Sims

                               TRANS ENERGY, INC.
                                AND SUBSIDIARIES

                   RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

                                 C O N T E N T S


Independent Auditors' Report ............................................... F-3

Restated Consolidated Balance Sheet ........................................ F-4

Restated Consolidated Statements of Operations ............................. F-6

Restated Consolidated Statements of Stockholders' Equity (Deficit).......... F-7

Restated Consolidated Statements of Cash Flows .......................... .. F-8

Notes to the Restated Consolidated Financial Statements ................... F-10

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $28,804,202 and has a working capital deficit of $6,359,171 at December 31, 2003, which together raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC
------------------------
Salt Lake City, Utah
March 17, 2004 except for Note 11, for which the date is May 12, 2004

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                       Restated Consolidated Balance Sheet

                                     ASSETS

                                                                   December 31,
                                                                       2003
                                                                   -------------
CURRENT ASSETS

   Cash                                                             $       183
   Accounts receivable, net (Note 1)                                    198,691
   Other receivables                                                     58,452
   Prepaid expenses                                                         990
                                                                    -----------

     Total Current Assets                                               258,316
                                                                    -----------

PROPERTY AND EQUIPMENT (Note 2)

  Vehicles                                                               77,118
  Machinery and equipment                                                10,092
  Pipelines                                                           1,739,287
  Well equipment                                                         49,155
  Wells                                                               3,079,481
  Leasehold acreage                                                      95,945
  Accumulated depreciation                                           (4,021,605)
                                                                    -----------

     Total Fixed Assets                                               1,029,473
                                                                    -----------

OTHER ASSETS

  Cash surrender value - life insurance (net)                             5,086
                                                                    -----------

     Total Other Assets                                                   5,086
                                                                    -----------

     TOTAL ASSETS                                                   $ 1,292,875
                                                                    ===========

                   The accompanying notes are an integral part of these onsolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Restated Consolidated Balance Sheet (Continued)

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
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 6)

   Preferred stock; 10,000,000 shares authorized
    at $0.001 par value; -0- shares issued and outstanding                 --
   Common stock; 500,000,000 shares authorized
    at $0.001 par value; 269,010,438 shares issued
    and outstanding                                                     269,010
   Capital in excess of par value                                    23,105,159
   Accumulated deficit                                              (28,804,202)
                                                                   ------------

     Total Stockholders' Equity (Deficit)                            (5,430,033)
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  1,292,875
                                                                   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Restated Consolidated Statements of Operations
                                                                   For the Years Ended
                                                                        December 31,
                                                                 2003                2002
                                                            ---------------   -------------

REVENUES                                                    $  2,015,012      $   889,764
                                                            ---------------   -------------

COSTS AND EXPENSES

Cost of oil and gas                                            1,536,434          662,958
Salaries and wages                                               381,743          382,117
Depreciation, depletion and amortization                         961,181          919,364
Selling, general and administrative                              210,926          324,874
                                                           -------------    -------------

Total Costs and Expenses                                       3,090,284        2,289,313
                                                           -------------    -------------
LOSS FROM OPERATIONS                                          (1,187,448      (1,399,549)
                                                           -------------    -------------

OTHER INCOME (EXPENSE)

Other income                                                        --             22,537
Gain on disposition of debt                                      231,702           82,522
Interest expense                                                (404,336)        (488,877)
Loss on sale and valuation of assets, net (Note 1 and 2)        (266,496)        (105,753)
Loss on extinguishments of debt                                  (11,268)            --
Gain on disposition of assets                                    172,152            2,650
Settlement expense                                                  --            (60,489)
                                                           -------------    -------------

Total Other Income (Expense)                                    (278,246)        (547,410)
                                                           -------------    -------------
LOSS BEFORE INCOME TAXES,
 AND CHANGE IN ACCOUNTING PRINCIPAL                           (1,465,694)      (1,946,959)

INCOME TAXES (Note 1)                                               --               --
                                                           -------------    -------------

CHANGE IN ACCOUNTING PRINCIPAL (Note 1)                         (116,486)            --
                                                           -------------    -------------

NET LOSS - attributed to common shareholders               $  (1,582,180)   $  (1,946,959)
                                                           =============    =============
BASIC LOSS PER SHARE (Note 1)

Operations                                                 $       (0.01)   $       (0.01)
Change in accounting principal                                     (0.00)           (0.00)
                                                           -------------    -------------

      Total Basic Loss Per Share                           $       (0.01)   $       (0.01)
                                                           =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                               253,125,570      207,824,349
                                                           =============    =============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Restated Consolidated Statements of Stockholders' Equity (Deficit)

                                            Preferred Stock               Common Stock             Capital in
                                    -----------------------------   ---------------------------     Excess of    Accumulated
                                       Shares          Amount          Shares         Amount        Par Value      Deficit
                                    ------------    -------------   ------------   ------------   ------------   ------------

Balance, December 31, 2001                   300    $        --      176,683,189   $    176,682   $ 22,769,371   $(25,275,063)

Conversion of preferred stock and
 preferred dividends to common
 stock                                      (300)            --       16,835,938         16,836          6,414           --

Conversion of notes payable to
 common stock                               --               --        5,000,000          5,000         45,000           --

Common stock issued for services            --               --        1,000,000          1,000         28,000           --

Conversion of notes payable to
 common stock                               --               --        4,166,667          4,167         20,833           --

Common stock issued for cash                --               --       33,333,333         33,333        166,667           --

Common stock issued for services            --               --          500,000            500          9,500           --

Net loss for the year ended
 December 31, 2002                          --               --             --             --             --       (1,946,959)
                                    ------------    -------------   ------------   ------------   ------------   ------------

Balance, December 31, 2002                  --               --      237,519,127        237,518     23,045,785    (27,222,022)

Common stock issued for
  services                                  --               --        3,500,000          3,500          7,000           --

Common stock issued for
  conversion of convertible
  debt                                      --               --          150,000            150          5,100           --

Common stock issued for
  extinguishments of
  related party debt                        --               --       22,833,163         22,834          7,209           --

Common stock issued for
  extinguishments of debt                   --               --        5,008,148          5,008         40,065           --

Net loss for the year ended
  December 31, 2003                         --               --             --             --             --       (1,582,180)
                                    ------------    -------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003                  --      $        --      269,010,438   $    269,010   $ 23,105,159   $(28,804,202)
                                    ============    =============   ============   ============   ============   ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                   For the Years Ended
                                                                                        December 31,
                                                                                   2003            2002
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(1,582,180)   $(1,946,959)

  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation, depletion and amortization                                        961,181        919,364
    Loss on sale and valuation of assets                                            266,496        103,103
    Loss on extinguishments of debt                                                  11,268           --
    Gain on disposition of assets                                                  (172,152)        (2,650)
    Common stock issued for services and
     beneficial conversion features                                                  10,500         39,000
    Gain on disposition of debt                                                    (231,702)       (82,522)
    Settlement expense                                                                 --           54,489
Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                                      (60,070)        45,612
    (Increase) decrease in prepaid and other current assets                         (62,078)         6,341
    Increase in accounts payable and accrued expenses                               682,320        656,705
    Decrease in judgments payable                                                  (385,697)       (61,625)
Increase in environmental remediation                                               200,000           --
                                                                                -----------    -----------

       Net Cash Used by Operating Activities                                       (362,114)      (269,142)
                                                                                ===========    ===========

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property and equipment                                      670,000          2,650
  Expenditures for property and equipment                                          (152,848)       (10,249)
                                                                                -----------    -----------


       Net Cash Provided (Used) by Investing Activities                             517,152         (7,599)
                                                                                ===========    ===========

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in cash overdraft                                                             49,120           --
  Common stock issued for cash                                                         --          200,000
  Principal payments to related parties                                            (249,161)      (208,754)
  Proceeds from related parties                                                     233,650        337,896
  Principal payments on notes payable                                              (217,980)       (76,968)
  Proceeds from notes payable                                                        17,289         35,303
                                                                                -----------    -----------

      Net Cash Provided (Used) by Financing Activities                          $  (167,082)   $   287,477
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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002


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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002


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

                                                For the Years Ended
                                                   December 31,
                                              2003              2002
                                        -------------    ---------------

              Numerator:
Loss from operations                    $  (1,465,694)   $    (1,946,959)
Change in accounting principal               (116,486)              --
                                        -------------    ---------------


   Net Loss                             $  (1,582,180)   $    (1,946,959)
                                        =============    ===============


Denominator - weighted average shares     253,125,570        207,824,349
                                        =============    ===============


Net loss per share:
 Change in accounting principal         $       (0.00)   $         (0.00)
 Loss from operations                           (0.01)             (0.01)
                                        -------------    ---------------


   Total Basic Loss Per Share           $       (0.01)   $         (0.01)
                                        =============    ===============

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002

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
                                           ===========    ===========

               The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                            2003          2002
                                          ---------    ---------

               Book income                $(573,300)   $(759,314)
               Other                        (16,830)          94
               Penalties                      5,370       64,620
               Officer Insurance              6,645        4,610
               Stock for Services             4,095       15,200
               Accrued Wages                115,810      127,478
               Impairment Loss               33,945         --
               Accrued Interest/Payroll     424,265         --
               Valuation allowance             --        547,312
                                          ---------    ---------

                                          $    --      $    --
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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002


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

              SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS
              4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002


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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002


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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              j.  Newly Issued Accounting Pronouncements (Continued)

              During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18
              "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002


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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002


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

              Note payable to an individual,  due on demand, bearing interest at
                NY prime +1%, interest payments due monthly, secured by equipment. 292,078

              Union Bank of Tyler County, principal and interest payments of
                $326 due monthly, interest at 5.0%, secured by vehicle of the
                Company.                                                                                    16,517

              Note due to a private individual, due on demand with interest
                at 20%, secured by personal guarantee of officers.                                         200,919

              Note payable to Raven Group, interest imputed at 10%, due on
                demand, unsecured.                                                                         325,000
                                                                                                 ------------------

                          Total                                                                          1,326,504

                          Less Current Portion                                                          (1,221,083)
                                                                                                 -----------------

                          Total Long-Term Debt                                                   $         105,421
                                                                                                 =================

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 3 -      LONG-TERM DEBT (Continued)

              Future maturities of long-term debt are as follows:

                          2004                             $          1,221,083
                          2005                                           95,100
                          2006                                            3,479
                          2007                                            3,656
                          2008                                            3,186
                          2009 and thereafter                                 -
                                                           --------------------

                               Total                       $          1,326,504
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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002


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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 7 -JUDGMENTS PAYABLE (Continued)

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002


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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002


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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002


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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 10 -  BUSINESS SEGMENTS (Continued)

              Certain financial information concerning the Company's operations in different industries is as follows:


                                                       For the
                                                     Years Ended  Pipelines     Corporate
                                                     December 31,   Sales       Transmission   Unallocated
                                                     ------------ ----------    ------------   -----------

               Oil and gas revenue                        2003   $   535,278    $ 1,367,558    $      --
                                                          2002       454,288        435,476           --


               Operating loss applicable to
                industry segment                          2003       994,005        193,443           --
                                                          2002     1,137,369        262,180           --

               General corporate expenses
                not allocated to industry
                segments                                  2003          --             --             --
                                                          2002          --             --             --

               Interest expense                           2003      (344,923)       (59,413)          --
                                                          2002      (390,687)       (98,190)          --


               Other income (expenses)                    2003        20,386        105,704           --
                                                          2002        19,669          2,868           --


               Assets
                 (net of intercompany accounts)           2003       766,733        638,316           --
                                                          2002     2,250,407        497,229           --


               Depreciation and amortization              2003       870,537         90,644           --
                                                          2002       810,451        108,913           --

               Property and equipment
                acquisitions                              2003       152,848           --             --
                                                          2002          --           10,249           --

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002

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

              A summary of the status of the Company's stock option plans as of December 31, 2002 and changes during the year is presented below:

                                                              Weighted
                                                              Average
                                                Shares     Exercise Price
                                                ------     --------------
Outstanding, December 31, 2002                  795,057    $   0.50
                  Granted                          --          --
                  Canceled/Expired             (795,057)      (0.50)
                  Exercised                        --          --
                                               --------    ---------

              Outstanding, December 31, 2003       --      $   --
                                               ========    =========

              Exercisable, December 31, 2003       --          --
                                               ========    =========

NOTE 12 -     NOTES PAYABLE - CONVERTIBLE

              Nine (9) convertible  debentures  dated between  February 21, 2001 and April 27, 2001 bearing interest at 10% with interest and principal due upon demand; unsecured; convertible into the Company's common stock at $0.035 per share
                                                                  $      36,325
                                                                  --------------
              Less current portion                                      (36,325)
                                                                  --------------
              Long-term portion                                   $            -
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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 14 -     RESTATEMENT

              The accompanying financial statements have been restated to correct an error in the previously issued financial statements. The change was made to properly reflect the ending balance of accounts receivable as of December 31, 2003, and revenues for the year then ended.

              As originally issued, the December 31, 2003 financial statements included amounts in the accounts receivable balance which had been collected during 2003. This overstatement of accounts receivable also resulted in the overstatement of revenues.

              The balances have been adjusted to reflect the actual balances as of December 31, 2003 and for the year then ended. This adjustment decreased revenues by $112,176 and decreased accounts receivable by $112,176. The net loss was increased by $112,176 and there was no change in the calculated net loss per share.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002
                                   (Unaudited)


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
                                                                         =========    =========

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002
                                   (Unaudited)


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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002
                                   (Unaudited)


S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (5)           Standardized Measure of Discounted
                        Future Net Cash Flows Relating to
                           Proved Oil and Gas Reserves

                              At December 31, 2003
                                                                                  Trans Energy
                                                                                       and
                                                                                  Subsidiaries
                                                                                ----------------
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
                                                                               =================

                              At December 31, 2002
                                                                                  Trans Energy
                                                                                       and
                                                                                  Subsidiaries
                                                                                ----------------
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

         The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                       TRANS ENERGY, INC. AND SUBSIDIARIES
             Notes to the Restated Consolidated Financial Statements
                           December 31, 2003 and 2002
                                   (Unaudited)


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