Form 10QSB
period 2004-03-31
TRANS ENERGY INC
filed 2004-05-21
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from _________ to ________

                         Commission File Number 0-23530

                               TRANS ENERGY, INC.
                               ------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding as of March 31, 2004

Common Stock, $.001 par value                            293,566,131


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
                                          PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       3

                  Consolidated Balance Sheets - March 31, 2004 (Unaudited) and
                    December 31, 2003................................................................       4

                  Consolidated Statements of Operations - three months ended
                    March 31, 2004 and 2003 (Unaudited)..............................................       6

                  Consolidated Statements of Stockholders' Equity (Deficit)..........................       7

                  Consolidated Statements of Cash Flows - three months ended
                    March 31, 2004 and 2003 (Unaudited)..............................................       8

                  Notes to Consolidated Financial Statements ........................................      10

Item 2.      Management's Discussion and Analysis and Results of Operations..........................      16

Item 3.      Controls and Procedures.................................................................      18

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      18

Item 2.      Changes In Securities and Use of Proceeds...............................................      20

Item 3.      Defaults Upon Senior Securities.........................................................      20

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      20

Item 5.      Other Information.......................................................................      20

Item 6.      Exhibits and Reports on Form 8-K........................................................      21

             Signatures..............................................................................      21

                                     PART I

Item 1.           Financial Statements

         The accompanying consolidated balance sheet of Trans Energy, Inc. at March 31, 2004 (unaudited) and December 31, 2003, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2004 and 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.


                               TRANS ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2004 and December 31, 2003

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                  March 31,     December 31,
                                                    2004           2003
                                                -----------    -----------
                                                (Unaudited)     (Restatd)
CURRENT ASSETS

   Cash                                         $    94,039    $       183
   Accounts receivable, net (Note 1)                346,984        198,691
   Other receivables                                 11,758         58,452
   Prepaid expenses                                     990            990
                                                -----------    -----------

     Total Current Assets                           452,771        258,316
                                                -----------    -----------

PROPERTY AND EQUIPMENT (Note 2)

  Vehicles                                           67,257         77,118
  Machinery and equipment                            10,092         10,092
  Pipelines                                       1,592,675      1,739,287
  Well equipment                                     49,155         49,155
  Wells                                           3,079,481      3,079,481
  Leasehold acreage                                  95,945         95,945
  Accumulated depreciation                       (4,229,911)    (4,021,605)
                                                -----------    -----------

     Total Fixed Assets                             664,694      1,029,473
                                                -----------    -----------

OTHER ASSETS

  Cash surrender value - life insurance (net)         5,086          5,086
                                                -----------    -----------

     Total Other Assets                               5,086          5,086
                                                -----------    -----------

     TOTAL ASSETS                               $ 1,122,551    $ 1,292,875
                                                ===========    ===========

                   The accompanying notes are an integral part of these onsolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                               March 31,      December 31,
                                                                 2004            2003
                                                             ------------    ------------
                                                             (Unaudited)      (Restated)
CURRENT LIABILITIES
   Bank overdraft                                            $       --      $     49,120
   Accounts payable - trade                                       995,983         786,191
   Notes payable - convertible                                       --            36,325
   Accrued expenses                                             1,092,783         954,749
   Salaries payable                                             1,346,529       1,266,479
   Notes payable - current portion                                955,385       1,221,083
   Judgments payable                                              498,397         500,397
   Related party payables                                       1,341,684       1,271,681
   Debentures payable                                             331,462         331,462
   Environmental remediation                                      201,500         200,000
                                                             ------------    ------------

     Total Current Liabilities                                  6,763,723       6,617,487
                                                             ------------    ------------

LONG-TERM LIABILITIES

   Notes payable                                                  101,083         105,421
                                                             ------------    ------------

     Total Long-Term Liabilities                                  101,083         105,421
                                                             ------------    ------------

     Total Liabilities                                          6,864,806       6,722,908
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized
    at $0.001 par value; -0- shares issued and outstanding           --              --
   Common stock; 500,000,000 shares authorized
    at $0.001 par value; 293,566,131 and 269,010,438
    shares issued and outstanding, respectively                  293,565         269,010
   Capital in excess of par value                              23,401,295      23,105,159
   Accumulated deficit                                        (29,437,115)    (28,804,202)
                                                             ------------    ------------

     Total Stockholders' Equity (Deficit)                      (5,742,255)     (5,430,033)
                                                             ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $  1,122,551    $  1,292,875
                                                             ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Restated Consolidated Statements of Operations
                                  (Unaudited)

                                               For the Three Months Ended
                                                        March 31,
                                                 2004             2003
                                             -------------    -------------

REVENUES                                     $     579,730    $     417,063
                                             -------------    -------------

COSTS AND EXPENSES

  Cost of oil and gas                              619,521          323,992
  Salaries and wages                                94,915           95,893
  Depreciation, depletion and amortization         339,688          253,233
  Selling, general and administrative               37,375           56,225
                                             -------------    -------------

     Total Costs and Expenses                    1,091,499          729,343
                                             -------------    -------------

LOSS FROM OPERATIONS                              (511,769)        (312,280)
                                             -------------    -------------

OTHER INCOME (EXPENSE)

  Gain on disposal of asset                        175,910          112,235
  Loss on sale of asset                               --             (5,807)
  Other income                                        --                773
  Loss on extinguishment of debt                  (246,836)            --
  Interest expense                                 (50,218)        (102,196)
                                             -------------    -------------

     Total Other Income (Expense)                 (121,144)           5,005
                                             -------------    -------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES
 AND MINORITY INTERESTS                           (632,913)        (307,275)
                                             -------------    -------------

INCOME TAXES                                          --               --
                                             -------------    -------------

MINORITY INTERESTS                                    --               --
                                             -------------    -------------

NET LOSS                                     $    (632,913)   $    (307,275)
                                             =============    =============

BASIC LOSS PER SHARE                         $       (0.00)   $       (0.00)
                                             =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING            290,541,538      239,308,016
                                             =============    =============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                            Preferred Stock               Common Stock             Capital in
                                    -----------------------------   ---------------------------     Excess of    Accumulated
                                       Shares          Amount          Shares         Amount        Par Value      Deficit
                                    ------------    -------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003                  --      $        --      269,010,438   $    269,010   $ 23,105,159   $(28,804,202)

Common stock issued for
  conversion of convertible
  debt                                      --               --        3,190,395          3,190         61,118           --

Common stock issued for
  extinguishment of
  related party debt (unsecured)            --               --       21,365,297         21,365        235,018           --

Net loss for the three months
 ended March 31, 2002                       --               --             --             --             --         (632,913)
                                    ------------    -------------   ------------   ------------   ------------   ------------
Balance, March 31, 2003                     --      $        --      293,566,131   $    293,565   $ 23,401,295   $(29,437,115)
                                    ============    =============   ============   ============   ============   ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                       2004          2003
                                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $(632,913)   $(307,275)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation, depletion and amortization                                          339,688      253,233
     Net gain from sale of assets                                                     (175,910)    (106,428)
     Loss on extinguishment of debt                                                    246,836         --
     Accretion of environmental remediation costs                                        1,500         --
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                                (100,599)    (100,849)
     (Increase) in prepaid and other current assets                                       --           (630)
     Increase in accounts payable and
      current liabilities                                                              439,407      315,992
                                                                                     ---------    ---------

       Net Cash Provided by Operating Activities                                       118,009       54,043
                                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of assets                                                        201,000      240,000
   Expenditures for property and equipment                                                --           --
                                                                                     ---------    ---------

       Net Cash Provided by Investing Activities                                       201,000      240,000
                                                                                     ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Change in bank overdraft                                                            (49,120)        --
   Payments on related party payables                                                  (88,997)    (123,838)
   Proceeds from related party notes                                                   185,000         --
   Proceeds from notes payable                                                            --           --
   Principal payments on notes payable                                                (272,036)    (176,784)
                                                                                     ---------    ---------

       Net Cash Used by Financing Activities                                          (225,153)    (300,622)
                                                                                     ---------    ---------

NET INCREASE (DECREASE) IN CASH                                                         93,856       (6,579)

CASH, BEGINNING OF PERIOD                                                                  183       12,227
                                                                                     ---------    ---------

CASH, END OF PERIOD                                                                  $  94,039    $   5,648
                                                                                     =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                                   2004           2003
                                                                                -----------    -----------

CASH PAID FOR:

  Interest                                                                      $   4,918    $  56,527
  Income taxes                                                                  $    --      $    --

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for debt                                                  $  47,866    $  10,500
  Common stock issued for related party debt                                    $  26,000    $    --

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -      GOING CONCERN

              The Company's  condensed  consolidated  financial  statements  are prepared using  accounting  principles  generally  accepted in the
              United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2004 of $29,380,428, and has a working capital deficit at March 31, 2004 of $6,254,265. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

NOTE 3 -      JUDGMENTS PAYABLE

              Tioga Lumber Company

              A foreign judgment has been filed with the Circuit Court in Pleasants County, West Virginia for a judgment against the Company by Tioga Lumber Company (Tioga) rendered by the Circuit Court in Pleasants County, West Virginia for non-payment of an accounts payable. The judgment is for $46,375 plus prejudgment interest at 10.00%.

              On February 28, 2002, the Company and Tioga reached an agreement wherein the Company would pay Tioga $10,000 by March 5, 2002 and $8,000 per month thereafter. The Company believes that it has satisfied the balance owed to Tioga, although the judgment has not yet been released. The Company is proceeding to secure the release of the judgment.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003


NOTE 3 -      JUDGMENTS PAYABLE (Continued)

              Dennis L. Spencer

              In January 2002, Dennis L. Spencer filed suit against the Company and William F. Woodburn and Loren E. Bagley in the Circuit Court of Ritchie County, West Virginia (Civil Action No. 02-C-02). The complaint alleges that the Company sold certain assets that Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. The Company has filed its answer to the allegations and feels that the Company has met its obligations in full to Mr. Spencer. Management also believes the suit is without merit and intends to vigorously defend the action. The Company has not accrued any amounts for these claims as of March 31, 2004 because the Company feels that based on its defenses against the claims that the Company will have no additional liability. The Company has filed an answer to the complaint and the matter is still pending.

              Ross O. Forbus

              On April 16, 2001, Ross O. Forbus obtained a judgment against the Company for $428,018 plus post judgment interest at 10.00% per annum. The judgment was obtained to satisfy a previous note payable. The Company has made several small payments to Mr. Forbus and is currently negotiating with him toward extending the payments until the judgment can be paid in full. Mr. Forbus has made a demand upon the Company for payment of the full obligation. The Company has accrued the balance of $428,018 plus accrued interest. At March 31, 2004, the total amount including interest of $487,672 is included in judgments payable and is classified as a current liability.

              Core Laboratories, Inc.

              On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At March 31, 2004 the Company had accrued a balance including interest of $16,367 which is included in judgments payable.

              RR Donnelly

              On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At March 31, 2004, the Company has accrued a balance including interest of $69,979 which is included in judgment payable as a current liability.

              Baker Hughes Entities

              On February 7, 2001, the United States Bankruptcy Court, Southern District of Texas, entered an Order Granting Motion to Dismiss Chapter 7 Case in the action entitled In Re: Trans Energy, Inc., Case No. 00-39496-H4-7. The Order dismissed the involuntary bankruptcy action instituted against the Company on October 16,

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003


NOTE 3 -      JUDGMENTS PAYABLE (Continued)

              Baker Hughes Entities (Continued)

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 3 -      JUDGMENTS PAYABLE (Continued)

              Baker Hughes Entities (Continued)

              The Company also agreed to make additional payments of $100,000 every thirty days following the initial payment, with the first payment due beginning no later than March 23, 2001, continuing until the total obligation plus interest is paid in full. Further, the Company pledged as collateral certain properties, personal property and fixtures and twodirectors each pledged 750,000 shares of the Company's common stock which they personally own.

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

              The Baker Entities continued their proceedings to enforce a foreign judgment against the Company in Pleasants County, West Virginia. Then on December 23, 2003, the Company and the Baker Entities entered into a Settlement Agreement and Mutual Release whereby the Company paid $350,000 to the Baker Entities as payment in full for all monies owned and the Baker Entities gave the Company a release of all judgments and liens against it.

              Lario Oil & Gas Company

              On January 15, 2003, Lario Oil & Gas Company ("Lario") filed a suit against the Company in the Sixth District Court of Campbell County, Wyoming (Civil Action No. 24575). Lario asks for $50,692, which it claims the Company owes for operating fees on the Pinon Fee #1, Sagebrush #1 and Sagebrush #2 wells, operated by Lario and in which the Company has working interests. The Company is preparing an answer to the complaint and is asking for a complete accounting of all monies owed. Lario is retaining a portion of the Company's share of the monthly oil production monies and applying them to the amount owed. At March 31, 2004, the Company has accrued $47,584, which is included in accounts payable as a current liability.

              O.C. Smith

              On February 5, 2003, O.C. Smith obtained a judgment against the Company for $6,000 as ordered by the Circuit Court of Ritchie
              County, West Virginia. Mr. Smith had brought suit against the Company, successor of Apple Corporation, for an accounting of all gas purchased by the Company as well as judgment for all amounts still owing. The Company had acquired all of Apple Corporation's interest in this gas and management determined that there was an unpaid balance still owing Mr. Smith. The $6,000 is payable in three monthly installments beginning on April 25, 2003. At December 31, 2003, the Company had paid an amount of $4,000 and included it in judgments payable and has classified it as a current liability at that date. During the three months ended March 31, 2004, the remaining balance was paid in full.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003


NOTE 4 -      BUSINESS SEGMENTS

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

              Certain financial information concerning the Company's operations in different industries is as follows:

NOTE 4 -      BUSINESS SEGMENTS (Continued)

                                                      For the
                                                    Three Months
                                                        Ended           Oil and Gas           Pipeline        Corporate
                                                      March 31,            Sales            Transmission     Unallocated
                                                      ---------            -----            ------------     -----------

Oil and gas revenue                                      2004           $  55,356            $ 524,374            --
                                                         2003             154,689              262,374            --

Operating income (loss)
 applicable to industry
 segment                                                 2004            (514,239)               2,470            --
                                                         2003            (272,457)             (39,823)           --

General corporate expenses
 not allocated to industry
 segments                                                2004                --                   --              --
                                                         2003                --                   --              --

Interest expense                                         2004             (45,450)              (4,768)           --
                                                         2003             (88,471)             (13,725)           --

Other income (expenses)                                  2004            (115,836)              44,910            --
                                                         2003                 773                 --              --

Assets
 (net of intercompany accounts)                          2004             541,559              580,992            --
                                                         2003                --                   --              --

Depreciation and amortization                            2004             320,967               18,721            --
                                                         2003             227,145               26,088            --

Property and equipment
 Acquisitions (Deletions)                                2004             (67,722)             (88,750)           --
                                                         2003            (240,000)                --              --

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003


NOTE 5 -      SIGNIFICANT EVENTS

              The Company's subsidiary Tyler Construction sold approximately 47,000 feet of pipeline to Triad Energy Corporation for $200,000. The Company recognized a gain of $174,910 on the sale. The Company used $161,391 of the proceeds to pay off the loan to the First National Bank of St. Mary's.

              The Company issued 3,190,396 shares of common stock valued at $64,308 for the conversion of all convertible debentures and the associated accrued interest valued at $47,855 resulting in a loss on extinguishments of $16,452.

              The Company issued 21,365,297 shares of unrestricted common stock valued at $256,383 as payment for related party debt of $26,000 resulting in a loss on extinguishments of debt of $230,383.


NOTE 6 -      PRIOR PERIOD ADJUSTMENT

              During the three months ended March 31, 2004, a change was made to The Company's retained earnings. The change was made to properly reflect the ending balance of trade accounts receivable. As of December 31, 2003, the accounts receivable balance previously reported included amounts which had been collected during 2003. This overstatement of accounts receivable also resulted in the overstatement of revenues.

              The adjustment decreased retained earnings by $112,176 and decreased accounts receivable by $112,176. The net loss was increased by $112,176 and there was no change in the calculated net loss per share.

Item 2.  Management's Discussion and Analysis or Plan of Operations

         The following table sets forth the percentage relationship to total revenues of principal items contained in the our consolidated statements of operations for the three month periods ended March 31, 2004 and 2003. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                                      Three Months Ended
                                                           March 31,
                                                     2004            2003
                                                     ----            ----
                                                         (Unaudited)
             Total revenues.......................   100%         100%
             Total costs and expenses.............   188          175
             Loss from operations.................    88           75
             Other income (expense)...............   (21)           1
             Net loss.............................  (109)          74


         Total revenues for the three months ("first quarter") ended March 31, 2004 increased 38% compared to the first quarter of 2003, due primarily to the increase in gas prices and volume. Our cost of oil and gas for the first quarter of 2004 increased 91% from the comparable 2003 periods, due to price increases.

         Salaries and wages decreased 1% for the first quarter of 2004 compared to the 2003 period, and selling, general and administrative expenses decreased 34% in the first quarter of 2004, primarily due to a decrease in professional fees. Depreciation, depletion and amortization increased 34% in the first quarter of 2004 due to increased volume in gas transmissions.

         Our loss from operations for the first quarter of 2004 was $511,769 compared to $312,280 for the first quarter of 2003. The increase in loss from operations for the first quarter is primarily attributed to the increased cost of oil and gas and increased depreciation, depletion and amortization. We realized total other expenses of $121,144 during the first quarter of 2004 compared to total other income of $5,005 for the first quarter of 2003. The first quarter of 2004 results were primarily due to the recognition of a loss on the extinguishment of debt of $246,836. The increase in expenses was partially offset by the 51% decrease in interest expense due a reduction in debt.

         As a percentage of total revenues, total costs and expenses increased from 175% in the first quarter of 2003 to 188% for the first quarter of 2004. This too is attributed to the increase in cost of oil and gas for the period.

         Our net loss for the first quarter of 2004 was $632,913 compared to $307,275 for the first quarter of 2003.

         For the remainder of fiscal year 2004, management expects selling, general and administrative expenses to remain at approximately the same rate as the first quarter of 2004. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2004.

         We have included a footnote to our financial statements for the periods ended March 31, 2004 stating that because of our continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether we can continue as a going concern. See Note 2 to the consolidated financial statements.

Liquidity and Capital Resources

         Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At March 31, 2004, we had a working capital deficit of $6,310,952 compared to a deficit of $6,359,171 at December 31, 2003. This 1% decrease in working capital deficit is primarily attributed to the sale of pipeline assets and reduction in current liabilities.

         During the first quarter of 2004, operating activities provided net cash of $118,009 compared to net cash provided of $54,043 for the first quarter of 2003. These results are primarily attributed to increases in accounts receivable and the increased depletion rate of gas wells as well as the recognition of the loss on extinguishment of debt. Cash was used during the period due to the increased net loss and increased accounts receivable. Net cash provided by investing activities from proceeds from the sale of assets in the first quarter of 2004 was $201,000, compared to $240,000 in the 2003 period.

         During the first quarter of 2004,we used net cash of $225,153 from financing activities compared to $300,622 in the first quarter of 2003. These results are attributed to principal payments made on notes payable during the 2004 period and were partially offset by $185,000 realized in proceeds from notes payable.

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

         As of March 31, 2004, we had total assets of $1,122,551 and total stockholders' deficit of $5,742,255, compared to total assets of $1,292,875 and total stockholders' deficit of $5,430,033 at December 31, 2003.

         In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due September 30, 1999. A portion of the proceeds were used to acquire the oil and gas properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into common stock. At March 31, 2004, we owed $331,462 in connection with the debentures consisting of $50,000 for one debenture holder that we have been unable to contact, and the balance in penalties.

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

Item 2.           Changes In Securities and Use of Proceeds

         During the first quarter of 2004 we issued 3,190,396 shares of common stock for the conversion of convertible debt at an average of $.02 per share, or an aggregate of $64,308. Also in the first quarter of 2004, we issued 21,365,297 shares of common stock for the extinguishment of certain debts valued at $256,383, or an average price of $.012 per share.

         Shares issued for extinguishment of debt were issued in reliance upon the exemption from registration under the Securities Act of 1933 provided by
Section 4(2) thereunder. Shares issued for conversion of convertible debt were pursuant to the exemption provided by Section 3(a)(9) of said Act.

Item 3.           Defaults Upon Senior Securities

         In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due September 30, 1999. Interest on the debentures accrued upon the date of issuance until payment in full of the principal sum was been made or duly provided for. Holders of the debentures have the option, at any time, until maturity, to convert the principal amount of their debenture, or any portion of the principal amount which is at least $10,000 into shares of the our common stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the our stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the debentures. Any accrued and unpaid interest shall be payable, at our option, in cash or in shares of our common stock valued at the then effective conversion price. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At March 31, 2004, we owed $331,462 in connection with the debentures consisting of $50,000 to one debenture holder and $281,462 in penalties.

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

         (b) Reports on Form 8-K

                  We filed a Current Report on Form 8-K on January 15, 2004 and an amended report on January 23, 2004, reporting under Items 2 and 5 the sale of certain working interests in five oil and gas wells and the use of a portion of the proceeds to settle an ongoing lawsuit.

                  We also  filed a Form 8-K on March 31,  2004  reporting  under
                  Item  2  the  sale  by  our  wholly  owned  subsidiary,  Tyler
                  Construction Company, Inc., of 16,000 feet of 6-inch natural gas gathering pipeline located in Pleasants and Tyler Counties, West Virginia, and 30,096 feet of 4-inch pipeline located in Pleasants and Ritchie Counties, West Virginia.


                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRANS ENERGY, INC.



Date: May 21, 2004               By  /S/  ROBERT I. RICHARDS
                                    --------------------------------------------
                                          ROBERT I. RICHARDS, President,
                                          Chief Executive Officer and Director




Date:  May 21, 2004              By  /S/  WILLIAM F. WOODBURN
                                    --------------------------------------------
                                          WILLIAM F. WOODBURN
                                          Secretary / Treasurer
                                          (Principal Accounting Officer)