Form 10QSB
period 2004-06-30
TRANS ENERGY INC
filed 2004-08-19
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from _________ to __________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding as of June 30, 2004
-----------------------------                  -------------------------------
Common Stock, $.001 par value                           293,566,131


                                TABLE OF CONTENTS

Heading                                                                                                   Page
                                          PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       3

                  Consolidated Balance Sheets - June 30, 2004 (Unaudited) and
                    December 31, 2003................................................................       4

                  Consolidated Statements of Operations - three and six months ended
                    June 30, 2004 and 2003 (Unaudited)...............................................       6

                  Consolidated Statements of Stockholders' Equity (Deficit)..........................       7

                  Consolidated Statements of Cash Flows - three and six months ended
                    June 30, 2004 and 2003 (Unaudited)...............................................       8

                  Notes to Consolidated Financial Statements ........................................      10

Item 2.      Management's Discussion and Analysis and Results of Operations..........................      16

Item 3.      Controls and Procedures.................................................................      18

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      18

Item 2.      Changes In Securities and Use of Proceeds...............................................      19

Item 3.      Defaults Upon Senior Securities.........................................................      20

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      20

Item 5.      Other Information.......................................................................      20

Item 6.      Exhibits and Reports on Form 8-K........................................................      20

             Signatures..............................................................................      21

                                     PART I

Item 1.       Financial Statements

     The accompanying consolidated balance sheet of Trans Energy, Inc. at June 30, 2004 (unaudited) and December 31, 2003, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2004 and 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.









                               TRANS ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2004 and December 31, 2003

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                     ASSETS
                                     ------


                                                 June 30,      December 31,
                                                   2004            2003
                                                -----------    -----------
                                                (Unaudited)

CURRENT ASSETS

   Cash                                         $     4,516    $       183
   Accounts receivable, net                         384,010        198,691
   Other receivables                                 11,758         58,452
   Prepaid expenses                                     990            990
                                                -----------    -----------

     Total Current Assets                           401,274        258,316
                                                -----------    -----------

PROPERTY AND EQUIPMENT

  Vehicles                                           62,257         77,118
  Machinery and equipment                            10,532         10,092
  Pipelines                                       1,592,675      1,739,287
  Well equipment                                     49,155         49,155
  Wells                                           3,079,481      3,079,481
  Leasehold acreage                                  95,945         95,945
  Accumulated depreciation                       (4,358,079)    (4,021,605)
                                                -----------    -----------

     Total Fixed Assets                             536,966      1,029,473

OTHER ASSETS

  Cash surrender value - life insurance (net)         3,378          5,086
                                                -----------    -----------
     Total Other Assets                               3,378          5,086
                                                -----------    -----------

     TOTAL ASSETS                               $   941,618    $ 1,292,875
                                                ===========    ===========




                  The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                               June 30,      December 31,
                                                                2004              2003
                                                             ------------    ------------
                                                                             (Unaudited)

CURRENT LIABILITIES

Bank overdraft                                               $       --      $     49,120
Accounts payable - trade                                        1,101,934         786,191
Notes payable - convertible                                          --            36,325
Accrued expenses                                                  577,499         954,749
Salaries payable                                                1,426,579       1,266,479
Notes payable - current portion                                 1,201,775       1,221,083
Judgments payable (Note 3)                                        498,397         500,397
Related party payables                                          1,537,915       1,271,681
Debentures payable                                                331,462         331,462
Environmental remediation                                         203,000         200,000
                                                             ------------    ------------

Total Current Liabilities                                       6,878,561       6,617,487
                                                             ------------    ------------
LONG-TERM LIABILITIES

Notes payable                                                      36,830         105,421
                                                             ------------    ------------
Total Long-Term Liabilities                                        36,830         105,421
                                                             ------------    ------------

Total Liabilities                                               6,915,391       6,722,908

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized
    at $0.001 par value; -0- shares issued and outstanding           --              --
   Common stock; 500,000,000 shares authorized at $0.001
    par value; 293,566,131 and 269,010,438 shares issued
    and outstanding, respectively                                 293,565         269,010
Capital in excess of par value                                 23,401,295      23,105,159
Accumulated deficit                                           (29,668,633)    (28,804,202)
                                                             ------------    ------------

Total Stockholders' Equity (Deficit)                           (5,973,773)     (5,430,033)
                                                             ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                        $    941,618    $  1,292,875
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

                                        TRANS ENERGY, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                                    (Unaudited)

                                               For the                         For the
                                         Three Months Ended               Six Months Ended
                                              June 30,                        June 30,
                                  ------------------------------    ------------------------------
                                      2004              2003              2004            200
                                  -------------    -------------    -------------    -------------

REVENUES                          $     555,245    $     659,854    $   1,134,975    $   1,076,917
                                  -------------    -------------    -------------    -------------

COSTS AND EXPENSES

  Cost of oil and gas                   448,850          574,980        1,068,371          898,972
  Salaries and wages                     85,107           96,253          180,022          192,146
  Depreciation, depletion and
   amortization                         128,168          201,752          467,857          454,985
  Selling, general and
   administrative                        74,784          112,959          112,158          169,184
                                  -------------    -------------    -------------    -------------

     Total Costs and Expenses           736,909          985,944        1,828,408        1,715,287
                                  -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                   (181,664)        (326,090)        (693,433)        (638,370)
-------------------------------   -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)

 Loss on extinguishment of debt            --               --           (246,836)            --
  Net gain on sale of assets               --               --            175,910          106,428
  Other income                            9,128            5,725            9,128            6,498
  Interest expense                      (58,982)        (102,180)        (109,200)        (204,376)
                                  -------------    -------------    -------------    -------------

     Total Other Income
      (Expense)                         (49,854)         (96,455)        (170,998)         (91,450)
                                  -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS
 BEFORE INCOME TAXES AND
 MINORITY INTERESTS                    (231,518)        (422,545)        (864,431)        (729,820)
                                  -------------    -------------    -------------    -------------

INCOME TAXES                               --               --               --               --
                                  -------------    -------------    -------------    -------------

MINORITY INTERESTS                         --               --               --               --
                                  -------------    -------------    -------------    -------------

NET LOSS                          $    (231,518)   $    (422,545)   $    (864,431)   $    (729,820)
                                  =============    =============    =============    =============

BASIC LOSS PER SHARE              $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                  =============    =============    =============    =============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                        293,566,131      244,702,549      279,755,988      242,036,759
                                  =============    =============    =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.


                                                TRANS ENERGY, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Stockholders' Equity (Deficit)


                                              Preferred Stock                 Common Stock            Capital
                                          --------------------------   ---------------------------  in Excess of     Accumulated
                                           Shares        Amount           Shares        Amount        Par Value        Deficit
                                         ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2003 (restated)          --      $       --      269,010,438   $    269,010   $ 23,105,159    $(28,804,202)

Common stock issued for conversion
  of convertible debt (unaudited)              --              --        3,190,396          3,190         61,118            --

Common stock issued for extinguishment
  of related party debt (unaudited)

Net loss for the six months ended
  June 30, 2004 (unaudited)                    --              --       21,365,297         21,365        235,018            --

Balance, June 30, 2004 (unaudited)             --              --             --             --             --          (864,431)
                                         ------------   ------------   ------------   ------------   ------------    ------------

                                               --      $       --      293,566,131   $    293,565   $ 23,401.295    $(29,668,633)

                   The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                  For the
                                                              Six Months Ended
                                                                  June 30,
                                                              2004          2003
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(864,431)   $(729,820)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
     Depreciation, depletion and amortization                467,857      454,985
     Net gain from sale of assets                           (175,910)    (106,428)
     Loss on extinguishment of debt                          246,836         --
   Changes in operating assets and liabilities:
     Increase in accounts receivable                        (138,625)    (156,711)

     Increase in prepaid and other current assets               --           (630)
     Increase in accounts payable and
      current liabilities                                    113,124      362,772
                                                           ---------    ---------

       Net Cash Used by Operating Activities                (351,149)    (175,832)
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of assets                              201,000      240,000
   Borrowings against life insurance policy                    1,708         --
   Expenditures for property and equipment                      (440)        --
                                                           ---------    ---------

       Net Cash Provided by Investing Activities             202,268      240,000
                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in cash overdraft                                (49,120)        --
   Proceeds from related party payables                      603,750      205,650
   Payments on related party payables                       (228,488)     (95,783)
   Proceeds from notes payable                                  --           --
   Payments on notes payable                                (172,928)    (179,846)
                                                           ---------    ---------

       Net Cash Provided (Used) by Financing Activities      153,214      (69,979)
                                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH                                4,333       (5,811)

CASH, BEGINNING OF PERIOD                                        183       12,227
                                                           ---------    ---------

CASH, END OF PERIOD                                        $   4,516    $   6,416
                                                           =========    =========

                   The accompanying notes are an integral part of these consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                   (Unaudited)

CASH PAID FOR:

   Interest                                                 $30,810       $63,098
   Income taxes                                             $  --         $  --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for deb-t and related interest       $47,856       $45,793
   Common stock issued for related party debt               $26,000       $  --


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003
                                   (Unaudited)


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 -      GOING CONCERN

              The Company's  condensed  consolidated  financial  statements  are prepared using  accounting  principles  generally  accepted in the
              United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2004 of $29,668,633, and has a working capital deficit at June 30, 2003 of $6,413,034. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003
                                   (Unaudited)


NOTE 3 -      JUDGMENTS PAYABLE (Continued)

              Tioga Lumber Company (Continued)

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

              Dennis L. Spencer

              In January 2002, Dennis L. Spencer filed suit against the Company and William F. Woodburn and Loren E. Bagley in the Circuit Court of Ritchie County, West Virginia (Civil Action No. 02-C-02). The complaint alleges that the Company sold certain assets that Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. The Company has filed its answer to the allegations and on July 7, 2004, the circuit court of Ritchie County signed an order to dismiss the action without prejudice.

              Ross O. Forbus

              On April 16, 2001, Ross O. Forbus obtained a judgment against the Company for $428,018 plus post judgment interest at 10.00% per annum. The judgment was obtained to satisfy a previous note payable. The Company has made several small payments to Mr. Forbus and is currently negotiating with him toward extending the payments until the judgment can be paid in full. Mr. Forbus has made a demand upon the Company for payment of the full obligation. The Company has accrued the balance of $428,018 plus accrued interest. At June 30, 2004, the total amount including interest of $495,697 is included in judgments payable and is classified as a current liability. Subsequent to June 30, 2004, the Company and Mr. Forbus entered into an agreement to settle the full amount of the judgment. See Note 7.

              Core Laboratories, Inc.

              On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an account payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At June 30, 2004, the Company had accrued a balance including interest of $16,707, which is included in judgments payable.

              RR Donnelly

              On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At June 30, 2003, the Company has accrued a balance including interest of $71,399, which is included in judgment payable as a current liability.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003
                                   (Unaudited)

NOTE 3 -      JUDGMENTS PAYABLE (Continued)

              Baker Hughes Entities (Continued)

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003
                                   (Unaudited)


NOTE 3 -      JUDGMENTS PAYABLE (Continued)

              Baker Hughes Entities (Continued)

              The Settlement Agreement provided that, subject to the approval of the Bankruptcy Court, the Company agreed to pay to the Baker Entities $759,664, plus interest at 10%. In addition to the $200,000 payable from the escrow, the Company agreed to pay to the Baker Entities an initial payment of $117,261 within fifteen days from the date of the Dismissal Order (due February 21, 2001).

              The Company also agreed to make additional payments of $100,000 every thirty days following the initial payment, which is beginning no later than March 23, 2001, continuing until the total obligation plus interest is paid in full. Further, the Company pledged as collateral certain properties, personal property and fixtures and two directors each pledged 750,000 shares of the Company's common stock which they personally own.

              During 2002, the Company assigned the income stream from the sale of oil from three of its wells (Pinion Fee #1, Sagebrush #1 and Sagebrush #2) to the Baker entities as payments towards the amounts owed. The Company believes that this payment will satisfy the Baker Entities until the Company has paid the full obligation. The Baker Entities continue its proceedings to enforce a foreign judgment against the Company in Pleasants County, West Virginia. At June 30, 2003, the Company has a remaining liability including interest of $548,298 which is included in judgments payable as a current liability.

              The Baker Entities continued their proceedings to enforce a foreign judgment against the Company in Pleasants County, West Virginia. Then on December 23, 2003, the Company an the Baker Entities entered into a Settlement Agreement and Mutual Release whereby the Company paid $350,000 to the Baker Entities as payment in full for all monies owned and the Baker Entities gave the Company a release of all judgments and liens against it.

              Lario Oil & Gas Company

              On January 15, 2003, Lario Oil & Gas Company ("Lario") filed a suit against the Company in the Sixth District Court of Campbell County, Wyoming (Civil Action No. 24575). Lario asks for $50,692, which it claims the Company owes for operating fees on the Pinion Fee #1, Sagebrush #1 and Sagebrush #2 wells, operated by Lario and in which the Company has working interests. The Company is preparing an answer to the complaint and is asking for a complete accounting of all monies owed. Lario is retaining a portion of the Company's share of the monthly oil production monies and applying them to the amount owed. At June 30, 2004, the Company has accrued $26,856, which is included in accounts payable as a current liability.

              O.C. Smith

              On February 5, 2003, O.C. Smith obtained a judgment against the Company for $6,000 as ordered by the Circuit Court of Ritchie
              County, West Virginia. Mr. Smith had brought suit against the Company, successor of Apple Corporation, for an accounting of all gas purchased by the Company as well as judgment for all amounts still owing. The Company had acquired all of Apple Corporation's

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003
                                   (Unaudited)


NOTE 3 -      JUDGMENTS PAYABLE (Continued)

              O.C. Smith (Continued)

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

              Certain financial information concerning the Company's operations in different industries is as follows:

                                  For the
                                Six Months
                                   Ended       Oil and Gas            Pipeline            Corporate
                                 June 30,         Sales            Transmission          Unallocated
                                -----------    -----------         ------------          -------------

Oil and gas revenue               2004         $   150,737          $   984,238          $       --
                                  2003             277,430              799,487                  --

Operating income (loss)           2004            (680,184)             (13,249)                 --
 applicable to industry           2003            (514,992)            (123,378)                 --
 segment

General corporate expenses        2004                --                   --                    --
 not allocated to industry        2003                --                   --                    --
 segments

Interest expense                  2004             (91,505)             (17,695)                 --
                                  2003            (178,201)             (82,353)                 --

Other income (expenses)           2004            (198,812)              27,814                  --
                                  2003            (173,803)              82,353                  --

Assets                            2004             403,814              537,804                  --
 (net of intercompany accounts)   2003           1,881,043              373,449                  --


Depreciation and amortization     2004             430,695               37,162                  --
                                  2003             402,809               52,176                  --

Property and equipment            2004             (67,282)             (88,750)                 --
 Acquisitions (Deletions)         2003                --                240,000                  --


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003
                                   (Unaudited)


NOTE 5 -      SIGNIFICANT EVENTS

              The Company's subsidiary Tyler Construction sold approximately 47,000 feet of pipeline to Triad Energy Corporation for $200,000. The Company recognized a gain of $175,910 on the sale. The Company used $161,391 of the proceeds to pay off the loan to the First National Bank of St. Mary's.

              The Company issued 3,190,396 shares of common stock valued at $64,308 for the conversion of all convertible debentures and the associated accrued interest valued at $47,855 resulting in a loss on extinguishment of $16,453.

              The Company issued 21,365,297 shares of unrestricted common stock valued at $256,383 as payment for related party debt of $26,000 resulting in a loss on extinguishments of debt of $230,383.

NOTE 6 -      PRIOR PERIOD ADJUSTMENT

              During the three months ended March 31, 2004, a change was made to The Company's retained earnings. The change was made to reflect properly the ending balance of trade accounts receivable. As of December 31, 2003, the accounts receivable balance previously reported included amounts that had been collected during 2003. This overstatement of accounts receivable also resulted in the overstatement of revenues.

              The adjustment decreased retained earnings by $112,176 and decreased accounts receivable by $112,176. The net loss was increased by $112,176 and there was no change in the calculated net loss per share.

NOTE 7 -      SUBSEQUENT EVENTS

              On July 16, 2004, the Company and Ross O. Forbus (see Note 3) entered into an agreement whereby Mr. Forbus will dismiss his judgment against the Company of $428,018 in exchange for a cash payment of $210,000 from the Company.

              On July 7, 2004, the circuit court of Ritchie County West Virginia signed an order to dismiss the action filed against the Company by Dennis L. Spencer (see Note 3) without prejudice.

Item 2.       Management's Discussion and Analysis or Plan of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in the our consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                  Three Months Ended         Six Months Ended
                                                       June 30,                 June  30,
                                              --------------------------------------------------
                                                    2004      2003        2004            2003
                                                    ----      ----        ----            ----
                                                     (Unaudited)              (Unaudited)
         Revenues...........................       100%          100%       100%         100%
         Total costs and expenses...........       133           149        161          159
         Loss from operations..............        (33)          (49)       (61)         (59)
         Other income (expense).............        (9)          (15)       (15)          (9)
         Net loss...........................       (42)          (64)       (76)         (68)
---------------


     Revenues for the three months ("second quarter") ended June 30,2004 decreased 16% compared to the second quarter of 2003, and increased 5% for the six months ("first half") ended June 30, 2004 versus the first half of 2003. These results are primarily attributed to lower gas sales during the second quarter of 2004, although sales during the first half of 2004 increased compared to the 2003 period. Our cost of oil and gas for the second of 2004 decreased 22% due to lower gas sales, and increased 19% for the first half of 2004 due to the comparative increase during the six month period.

     Salaries and wages decreased 12% and 6% for the second quarter and first half of 2004, respectively, when compared to the 2003 periods, primarily due to a reduction in personnel. Selling, general and administrative expenses decreased 34% in both the second quarter and first half of 2004, attributed to paying off of significant interest accruing debt. Depreciation, depletion and amortization decreased 36% in the second quarter of 2004 and increased by 3% in the first half of 2004. These results are attributed to the sale of assets during the during the first quarter of 2004.

     Our loss from operations for the second quarter of 2004 was $181,664 compared to $326,090 for the second quarter of 2003, and was $693,433 for the first half of 2004 compared to $638,370 for the first half of 2003. The decrease in loss for the second quarter of 2004 is primarily attributed to increased gas sales, while the increase in loss for the first half is attributed to overall decrease in gas sales during the period. We realized total other expenses of $49,854 during the second quarter of 2004 compared to total other expenses of $96,455 for the second quarter of 2003. The decrease in other expenses is attributed to the 42% decrease in interest expense due to the paying off of debt. For the first half of 2004, other expenses were $170,998 compared to $91,450 for the 2003 period. This increase was attributed primarily to a $246,000 loss realized on the extinguishment of debt.

     As a percentage of total revenues, total costs and expenses decreased from 149% in the second quarter of 2003 to 133% for the second quarter of 2004, but increased from 159% for the first half of 2003 to 161% for the first half of 2004. The decrease in the second quarter resulted from the loss realized on the extinguishment of debt during the quarter.

     Our net loss for the second quarter of 2004 was $231,518 compared to $422,545 for the second quarter of 2003, and $864,431 for the first half of 2004 compared to $729,820 for the 2003 period.

     For the remainder of fiscal year 2004, management expects selling, general and administrative expenses to remain at approximately the same rate as the first half of 2004. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2004.

     We have included a footnote to our financial statements for the periods ended June 30, 2004 stating that because of our continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether we can continue as a going concern. See Note 2 to the consolidated financial statements.


Liquidity and Capital Resources

     Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At June 30, 2004, we had a working capital deficit of $6,413,034 compared to a deficit of $6,359,171 at December 31, 2003.

     During the first half of 2004, operating activities used net cash of $351,149 compared to net cash used of $175,832 for the first half of 2003. These results are primarily attributed to amounts paid to Lario Oil & Gas as our share of joint interest billing for the Sagebrush waterflood. Net cash provided by investing activities, primarily due to a decrease in proceeds from the sale of assets, decreased to $202,268 in the first half of 2004 compared to $240,000 in the 2003 period.

     During the first half of 2004,net cash provided by financing activities was $153,214 compared to net cash used by financing activities of $69,979 in the first half of 2003. These results are attributed to the significant increase in amounts borrowed.

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

     As  of  June  30,  2004,   we  had  total  assets  of  $941,618  and  total
stockholders' deficit of $5,973,773, compared to total assets of $1,292,875 and total stockholders' deficit of $5,430,033 at December 31, 2003.

     In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due September 30, 1999. A portion of the proceeds were used to acquire the oil and gas properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into common stock. At June 30, 2004, we owed $331,462 in connection with the debentures consisting of $50,000 for one debenture holder that we have been unable to contact, and the balance in penalties.

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

     (c) On April 16, 2001, Ross Forbus obtained a judgment of $428,018 against us to satisfy a promissory note previously entered into with Mr. Forbus on April 8, 1996. We agreed to payment terms and made several payments to Mr. Forbus. On August 3, 2004, we settled the judgment with Mr. Forbus for $210,000 in exchange for a full release of all judgments and liens against Trans Energy and Loren Bagley.

     (d) In January 2002, a suit entitled Dennis L. Spencer vs. Trans Energy, Inc. and Messrs. Woodburn and Bagley was filed in the Circuit Court of Ritchie County, West Virginia ( Civil Action No. 02-C- 02). The complaint alleges that we sold certain assets which Mr. Spencer claims to be the beneficial owner. The complaint seeks $1,000,000 in damages. We have filed an answer to the complaint and on July 7, 2004, the Court signed an order to dismiss the action without prejudice.

     (e) On January 15, 2003, a suit against us entitled Lario Oil & Gas Company vs. Trans Energy, Inc. (Civil Action No. 24575) was initiated in the Sixth District Court of Campbell County, Wyoming. Lario's suit asks for
     $50,692.10 which it claims we owe for operating fees on the Sagebrush #1 and #2 and the Pinon Fee #1 wells, operated by Lario and in which we have working interests. We are preparing an answer to the complaint and are asking for a complete accounting of all monies owed. Lario is retaining our share of monthly oil production monies and applying them to the amount owed. As of December 31, 2003, the amount due was $51,371. On August 11, 2004, we received notification from Lario that it will dismiss the action with prejudice.

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

Item 2.       Changes In Securities and Use of Proceeds

     This Item is not applicable.


Item 3.       Defaults Upon Senior Securities

     In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due September 30, 1999. Interest on the debentures accrued upon the date of issuance until payment in full of the principal sum was been made or duly provided for. Holders of the debentures have the option, at any time, until maturity, to convert the principal amount of their debenture, or any portion of the principal amount which is at least $10,000 into shares of the our common stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the our stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the debentures. Any accrued and unpaid interest shall be payable, at our option, in cash or in shares of our common stock valued at the then effective conversion price. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At June 30, 2004, we owed $331,462 in connection with the debentures consisting of $50,000 to one debenture holder and $281,462 in penalties.

Item 4.       Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.       Other Information

     On August 10, 2004 John B. Sims, a long-time director of Trans Energy, passed away. Mr. Sims served as a director since 1988 and was formerly our President and C.E.O. Our board of directors will meet in the near future to consider a possible replacement on the board.

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

                                    TRANS ENERGY, INC.



Date: August 17, 2004             By  /S/  ROBERT I. RICHARDS
                                     -------------------------------------------
                                      ROBERT I. RICHARDS, President,
                                      Chief Executive Officer and Director




Date:  August 17, 2004            By  /S/  WILLIAM F. WOODBURN
                                     -------------------------------------------
                                      WILLIAM F. WOODBURN
                                      Secretary / Treasurer
                                      (Principal Accounting Officer)