Form 10QSB
period 2004-09-30
TRANS ENERGY INC
filed 2004-11-15
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________  to _________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                              Outstanding as of September 30, 2004
-----------------------------               ------------------------------------
Common Stock, $.001 par value                           293,566,131

                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
                                          PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       3

                  Consolidated Balance Sheets - September 30, 2004 (Unaudited) and
                    December 31, 2003................................................................       4

                  Consolidated Statements of Operations - three and nine months ended
                    September 30, 2004 and 2003 (Unaudited)..........................................       6

                  Consolidated Statements of Stockholders' Equity (Deficit)..........................       7

                  Consolidated Statements of Cash Flows - three and nine months ended
                    September 30, 2004 and 2003 (Unaudited)..........................................       9

                  Notes to Consolidated Financial Statements ........................................      13

Item 2.      Management's Discussion and Analysis and Results of Operations..........................      15

Item 3.      Controls and Procedures.................................................................      15

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      15

Item 2.      Changes In Securities and Use of Proceeds...............................................      15

Item 3.      Defaults Upon Senior Securities.........................................................      15

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      16

Item 5.      Other Information.......................................................................      16

Item 6.      Exhibits and Reports on Form 8-K........................................................      16

             Signatures..............................................................................      17

                                     PART I

Item 1.       Financial Statements

     The accompanying consolidated balance sheet of Trans Energy, Inc. at September 30, 2004 (unaudited) and December 31, 2003, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2004 and 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.









                               TRANS ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2004 and December 31, 2003

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                     ASSETS

                                                September 30,  December 31,
                                                    2004            2003
                                                -----------    -----------
                                                (Unaudited)

CURRENT ASSETS

   Cash                                         $    12,969    $       183
   Accounts receivable, net                         283,980        198,691
   Other receivables                                 11,758         58,452
   Prepaid expenses                                     990            990
                                                -----------    -----------

     Total Current Assets                           309,697        258,316
                                                -----------    -----------

PROPERTY AND EQUIPMENT

  Vehicles                                           67,257         77,118
  Machinery and equipment                            10,532         10,092
  Pipelines                                       1,592,675      1,739,287
  Well equipment                                     49,155         49,155
  Wells                                           3,079,481      3,079,481
  Leasehold acreage                                  95,945         95,945
  Accumulated depreciation                       (4,116,138)    (4,021,605)
                                                -----------    -----------

     Total Fixed Assets                             778,907      1,029,473
                                                -----------    -----------

OTHER ASSETS

  Cash surrender value - life insurance (net)         3,378          5,086
                                                -----------    -----------

     Total Other Assets                               3,378          5,086
                                                -----------    -----------

     TOTAL ASSETS                               $ 1,091,982    $ 1,292,875
                                                ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                             September 30,    December 31,
                                                                 2004            2003
                                                             ------------    ------------
                                                             (Unaudited)

CURRENT LIABILITIES

   Bank overdraft                                            $       --      $     49,120
   Accounts payable - trade                                       986,115         786,191
   Notes payable - convertible                                       --            36,325
   Accrued expenses                                             1,286,084         954,749
   Salaries payable                                             1,506,629       1,266,479
   Notes payable - current portion                              1,169,674       1,221,083
   Judgments payable (Note 3)                                      86,481         500,397
   Related party payables                                       1,103,924       1,271,681
   Debentures payable                                             344,720         331,462
   Environmental remediation                                      204,500         200,000
                                                             ------------    ------------

     Total Current Liabilities                                  6,688,127       6,617,487
                                                             ------------    ------------

LONG-TERM LIABILITIES

   Notes payable, less current portion                             36,836         105,421
                                                             ------------    ------------

     Total Long-Term Liabilities                                   36,836         105,421
                                                             ------------    ------------

     Total Liabilities                                          6,724,963       6,722,908
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares authorized at $0.001
    par value; -0- shares issued and outstanding                     --              --
   Common stock; 500,000,000 shares authorized at $0.001
    par value; 293,566,131 and 269,010,438 shares issued
    and outstanding, respectively                                 293,565         269,010
   Capital in excess of par value                              23,401,295      23,105,159
   Accumulated deficit                                        (29,327,841)    (28,804,202)
                                                             ------------    ------------

     Total Stockholders' Equity (Deficit)                      (5,632,981)     (5,430,033)
                                                             ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                       $  1,091,982    $  1,292,875
                                                             ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                      TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                            For the                          For the
                                      Three Months Ended                Nine Months Ended
                                         September 30,                     September 30,
                                ------------------------------    ------------------------------
                                   2004              2003              2004             2003
                                -------------    -------------    -------------    -------------
REVENUES                        $     325,652    $     494,611    $   1,460,627    $   1,571,528
                                -------------    -------------    -------------    -------------

COSTS AND EXPENSES

  Cost of oil and gas                 319,548          437,642        1,387,919        1,336,614
  Salaries and wages                  107,230           95,913          287,252          288,059
  Depreciation, depletion and
   amortization                        89,574          262,629          225,914          717,614
  Selling, general and
   administrative                      17,986           35,801          130,145          204,985
                                -------------    -------------    -------------    -------------

     Total Costs and Expenses         534,338          831,985        2,031,230        2,547,272
                                -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                 (208,686)        (337,374)        (570,603)        (975,744)
                                -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)

 Gain on disposal of assets              --               --            175,910          112,235
  Loss on sale of assets                 --               --               --             (5,807)
  Gain on settlement of debt          288,398             --             41,562             --
  Other income                            225           10,903            9,353           17,401
  Interest expense                    (52,559)         (98,958)        (161,759)        (303,334)
  Tax assessment                      (18,102)            --            (18,102)            --
                                -------------    -------------    -------------    -------------

     Total Other Income
      (Expense)                       217,962          (88,055)          46,964         (179,505)
                                -------------    -------------    -------------    -------------

INCOME (LOSS)  BEFORE
  INCOME TAXES AND
  MINORITY INTERESTS                    9,276         (425,429)        (523,639)      (1,155,249)

INCOME TAXES                             --               --               --               --
                                -------------    -------------    -------------    -------------

INCOME (LOSS) BEFORE
  MINORITY INTESTS                      9,276         (425,429)        (523,639)      (1,155,249)

MINORITY INTERESTS                       --               --               --               --
                                -------------    -------------    -------------    -------------

NET INCOME (LOSS)               $       9,276    $    (425,429)   $    (523,639)   $A(1,155,249)
                                =============    =============    =============    =============

BASIC INCOME (LOSS)
 PER SHARE                      $        0.00    $       (0.00)   $       (0.00)   $       (0.01)
                                =============    =============    =============    =============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                      293,566,131      264,002,290      292,561,613      249,441,810
                                =============    =============    =============    =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                 Preferred Stock                Common Stock
                                           --------------------------   ---------------------------   Capital In
                                                                                                       Excess of     Accumulated
                                              Shares        Amount         Shares         Amount        Par Value      Deficit
                                           -----------   ------------   ------------   ------------   ------------ --------------

Balance, December 31, 2003                 $      --     $      --    269,010,438   $    269,010   $ 23,105,159    (28,804,202)

Common stock issued for conversion
  of convertible debt (unaudited)                 --            --      3,190,396          3,190         61,118           --

Common stock issued for extinguishment
  of related party debt (unaudited)               --            --     21,365,297         21,365        235,018           --

Net loss for the nine months ended
  September 30, 2004 (unaudited)                  --            --           --             --             --         (523,639)
                                           -----------   ----------- ------------   ------------   ------------   ------------

Balance, September 30, 2004
  (unaudited)                              $      --     $      --    293,566,131   $    293,565   $ 23,401,295   $(29,327,841)
                                           ===========   =========== ============   ============   ============   ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                For the
                                                                           Nine Months Ended
                                                                             September 30,
                                                                         2004          2003
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $  (523,639)   $(1,155,249)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
     Depreciation, depletion and amortization                             225,914        717,614
     Net gain from sale of assets                                        (175,910)      (106,428)
     Net gain from settlement of debt                                     (41,563)          --
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                    (38,595)      (140,080)
     Decrease (increase) in prepaid and other current assets                 --             (630)
     Increase in accounts payable and
      current liabilities                                                 670,681        609,649
     Accretion of environmental remediation liability                       4,500           --
                                                                      -----------    -----------

       Net Cash Provided (Used) by Operating Activities                   121,388        (75,124)
                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                           201,000        240,000
   Borrowings against cash surrender value of life insurance policy         1,708           --
   Purchase of property plant and equipment                                  (440)          --
                                                                      -----------    -----------
       Net Cash Provided by Investing Activities                          202,268        240,000
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in cash overdraft                                             (49,120)          --
   Proceeds from related party parties                                       --          233,650
   Payments on related party payables                                    (141,757)      (204,480)
   Payments on notes payable                                             (119,993)      (206,273)
                                                                      -----------    -----------

       Net Cash Used by Financing Activities                             (310,870)      (177,103)
                                                                      -----------    -----------
NET INCREASE (DECREASE) IN CASH                                            12,786        (12,227)
CASH, BEGINNING OF PERIOD                                                     183         12,227
                                                                      -----------    -----------
CASH, END OF PERIOD                                                   $    12,969    $      --
                                                                      ===========    ===========

CASH PAID FOR:
   Interest                                                           $    44,057    $    91,074
   Income taxes                                                       $      --      $      --

NON-CASH FINANCING ACTIVITIES:
   Common stock issued for debt and related interest                  $    47,856    $    45,793
   Common stock issued for related party debt                         $    26,000    $      --

                  The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003
                                   (Unaudited)


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 -      GOING CONCERN

              The Company's  condensed  consolidated  financial  statements  are prepared using  accounting  principles  generally  accepted in the
              United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 2004 of $29,327,841, and has a working capital deficit at September 30, 2004 of $6,378,430. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

NOTE 3 -      JUDGMENTS PAYABLE

              Dennis L. Spencer

              In January 2002, Dennis L. Spencer filed suit against the Company and William F. Woodburn and Loren E. Bagley in the Circuit Court of Ritchie County, West Virginia (Civil Action No. 02-C-02). The complaint alleged that the Company sold certain assets of which Mr. Spencer was the beneficial owner. The complaint sought $1,000,000 in damages. The Company filed its answer to the allegations and on July 7, 2004, the circuit court of Ritchie County signed an order to dismiss the action without prejudice.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003
                                   (Unaudited)


NOTE 3 -      JUDGMENTS PAYABLE

              Ross O. Forbus

              On April 16, 2001, Ross O. Forbus obtained a judgment against the Company for $428,018 plus post judgment interest at 10.00% per annum. The judgment was obtained to satisfy a previous note payable. At August 3, 2004, the total amount including interest was $498,379. The Company settled its debt to Mr. Forbus on this day with a cash payment of $210,000 and recorded a gain of $288,398.

              Core Laboratories, Inc.

              On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an account payable. The judgment calls for monthly payments of $351 and bears interest at 10.00% per annum. At September 30, 2004, the Company had accrued a balance including interest of $17,047, $13,587 of which is included in judgments payable.

              RR Donnelly

              On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and bears interest at 10.00% per annum. At September 30, 2004, the Company has accrued a balance including interest of $72,819, $56,792 of which is included in judgment payable as a current liability.

              Lario Oil & Gas Company

              On January 15, 2003, Lario Oil & Gas Company ("Lario") filed a suit against the Company in the Sixth District Court of Campbell County, Wyoming (Civil Action No. 24575). Lario asks for $50,692, which it claims the Company owes for operating fees on the Pinion Fee #1, Sagebrush #1 and Sagebrush #2 wells, operated by Lario and in which the Company has working interests. On September 23, 2004 Lario released the Company from the liens that it (Lario) had obtained. Lario had been retaining a portion of the Company's share of the monthly oil production monies and applying them to the amount owed. At September 30, 2004, the Company has a liability of accrued $36,508, which is included in accounts payable as a current liability.

              I.R.S. Assessment

              On July 9, 2004 the I.R.S. assessed a Notice of Federal Tax Lien in the amount of $18,102 against the Company. The I.R.S. did not specify the amount and/or rate of applicable interest and penalties. The Company agreed to make monthly payments of at least $500 beginning July 2004 until the balance is fully satisfied. As of September 30, 2004 officers of the Company had paid a total of $2,000 towards the lien on the Company's behalf; $16,102 is owed to the I.R.S. as of this date, which is included in judgments payable. The Company has also increased its related parties payables by $2,000 as of September 30, 2004 for the amounts paid by its officers on its behalf.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003
                                   (Unaudited)


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

              Certain financial information concerning the Company's operations in different industries is as follows:

                                                       For the
                                                     Nine Months
                                                        Ended      Oil and Gas          Pipeline
                                                      Sept. 30,         Sales         Transmission
                                                     -----------   --------------     --------------
              Oil and gas revenue                       2004       $     295,963      $    1,164,664
                                                        2003             392,589           1,178,938

              Operating loss applicable                 2004            (473,916)            (96,688)
               to industry segment                      2003            (803,184)           (172,560)

              Interest expense                          2004            (140,275)            (21,484)
                                                        2003            (281,512)            (21,822)

              Other income (expenses)                   2004             163,812              44,911
                                                        2003              15,001             126,229

              Assets                                    2004             756,602             335,380
               (net of intercompany accounts)           2003           1,438,487             530,329


              Depreciation and amortization             2004             164,841              61,073
                                                        2003             639,350              78,264

              Property and equipment                    2004                 440                --
               Acquisitions                             2003                -- -             240,000

NOTE 5 -      SIGNIFICANT EVENTS

              On March 17, 2004, the Company's subsidiary Tyler Construction sold approximately 47,000 feet of pipeline to Triad Energy Corporation for $200,000. The Company recognized a gain of $175,910 on the sale. The Company used $161,391 of the proceeds to pay off the loan to the First National Bank of St. Mary's.

              On January 26, 2004, the Company issued 3,190,396 shares of common stock valued at $64,308 for the conversion of all convertible debentures and the associated accrued interest valued at $47,855 resulting in a loss on extinguishment of $16,453.

              On January 9, 2004, the Company issued 21,365,297 shares of unrestricted common stock valued at $256,383 as payment for related party debt of $26,000 resulting in a loss on extinguishments of debt of $230,383.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003
                                   (Unaudited)


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

NOTE 7 -      SUBSEQUENT EVENTS

              Equity Transactions

              On October 4, 2004 the Company issued 203 million shares of its common stock at a price of $0.012 per share to settle $2,401,424 of related party debt. The Company incurred a non-cash loss of $34,576 on the debt settlement.

              Also on October 4, 2004 the Company's board of directors authorized a 1-for-150 reverse split of all shares of common stock issued an outstanding. The action is contingent upon shareholder approval.

              Acquisition of Cobham Gas Industries, Inc.

              Effective November 5, 2004, the Company acquired 100% of the issued and outstanding common stock of Cobham Gas Industries, Inc. (Cobham). As consideration for the stock of Cobham, the Company issued 244,633 restricted shares of its common stock, paid $250,000 cash and agreed to pay an additional $289,264 in four quarterly installments of $59,816 beginning on January 1, 2005.

              The cash of $250,000 paid at closing was borrowed from an unrelated third party and is due to be repaid within sixty days of closing.

Item 2.       Management's Discussion and Analysis or Plan of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in the our consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                   Three Months Ended   Nine Months Ended
                                                      September 30,         September  30,
                                                   -------------------  -------------------
                                                    2004      2003        2004        2003
                                                    ----      ----        ----        ----
                                                     (Unaudited)             (Unaudited)

         Revenues...........................       100%          100%       100%       100%
         Total costs and expenses...........       164           168        139        162
         Loss from operations...............       (64)          (68)       (39)       (62)
         Other income (expense).............        67           (18)         3        (11)
         Net income (loss)..................         3           (86)       (36)       (73)

     Revenues for the three months ("third quarter") ended September 30,2004 decreased 34% compared to the third quarter of 2003, and decreased 7% for the nine months ended September 30, 2004 versus the comparable 2003 period. These results are primarily attributed to lower gas sales during the third quarter of 2004. Our cost of oil and gas for the third quarter of 2004 decreased 27% due to lower gas sales, and increased 4% for the first nine months of 2004 due to overall higher prices.

     Salaries and wages increased 12% for the third quarter of 2004 and relatively unchanged for the first nine months of 2004 when compared to the 2003 periods. The increase during the third quarter was due primarily to additional part-time employees. Selling, general and administrative expenses decreased 50% and 36% in the third quarter and first nine months of 2004, respectively, attributed to lover travel related expenses. Depreciation, depletion and amortization decreased 66% in the third quarter of 2004 and 69% in the first nine months of 2004, respectively, due to the sale of assets.

     Our loss from operations for the third quarter of 2004 was $208,686 compared to $337,374 for the third quarter of 2003, and was $570,603 for the first nine months of 2004 compared to $975,744 for the first nine months of 2003. The decrease in loss for the third quarter of 2004 is primarily attributed to the sale of assets. We realized total other income of $217,962 during the third quarter of 2004 compared to total other expenses of $88,055 for the third quarter of 2003. The 2004 results are due primarily to a $288,398 gain on the settlement of debt. For the first nine months of 2004, total other income was $46,964 compared to total other expenses of $179,505 for the 2003 period. The 2004 results are attributed to the settlement of debt and an increase in the gain on the disposal of assets together with a decrease in interest expense in the 2004 period.

     As a percentage of total revenues, total costs and expenses decreased from 168% in the third quarter of 2003 to 164% for the third quarter of 2004, and decreased from 162% for the first nine months of 2003 to 139% for the comparable 2004 period. The 2004 decreases are primarily attributed to the decrease in depreciation, depletion and amortization during the 2004 periods.

     We realized net income of $9,276 for the third quarter of 2004 compared to a net loss of $425,429 for the third quarter of 2003. For the first nine months of 2004 we had a net loss of $523,639 compared to a net loss of $1,155,249 for the 2003 period.

     For the remainder of fiscal year 2004, management expects selling, general and administrative expenses to remain at approximately the same rate as the first nine months of 2004. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2004.

     We have included a footnote to our financial statements for the periods ended September 30, 2004 stating that because of our continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether we can continue as a going concern. See Note 2 to the consolidated financial statements.


Liquidity and Capital Resources

     Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At September 30, 2004, we had a working capital deficit of $6,378,430 compared to a deficit of $6,359,171 at December 31, 2003.

     During the first nine months of 2004, we realized net cash from operating activities of $121,388 compared to net cash used of $75,124 for the first nine months of 2003. These results are primarily attributed to the decrease in net loss in 2004. Net cash provided by investing activities during the first nine months of 2004 was $202,268, compared to $240,000 during the 2003 period, primarily due to a decrease in proceeds from the sale of assets in 2004.

     During the first nine months of 2004, net cash used by financing activities was $310,870 compared to $177,103 during the 2003 period, primarily due to repayment of loan principal.

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

     As of September 30, 2004, we had total assets of $1,091,982 and total stockholders' deficit of $5,632,981, compared to total assets of $1,292,875 and total stockholders' deficit of $5,430,033 at December 31, 2003.

     In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due September 30, 1999. A portion of the proceeds were used to acquire the oil and gas properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into common stock. At September 30, 2004, we owed $344,720 in connection with the debentures consisting of $50,000 for one debenture holder that we have been unable to contact, and the balance in penalties.

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

     (a) On September 22, 2000, Tioga Lumber Company obtained a judgment of $43,300 plus interest in the Circuit Court of Pleasants County, West Virginia, against Tyler Construction Company for breach of contract. On February 28, 2002, we reached a negotiated payment schedule with Tioga and made the initial payment. We believe that we have satisfied the balance owed to Tioga of $26,233.58, although the judgment has not yet been released. We are proceeding to secure the release of the judgment.

     (b) On January 15, 2003, a suit against us entitled Lario Oil & Gas Company vs. Trans Energy, Inc. (Civil Action No. 24575) was initiated in the Sixth District Court of Campbell County, Wyoming. Lario's suit asks for
     $50,692.10 which it claims we owe for operating fees on the Sagebrush #1 and #2 and the Pinon Fee #1 wells, operated by Lario and in which we have working interests. We asked for a complete accounting of all monies owed. Lario retained our share of monthly oil production monies and applied them to the amount owed. On August 23, 2004, the court dismissed the action with prejudice.

Item 2.       Changes In Securities and Use of Proceeds

     This Item is not applicable.

Item 3.       Defaults Upon Senior Securities

     In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due September 30, 1999. Interest on the debentures accrued upon the date of issuance until payment in full of the principal sum was been made or duly provided for. Holders of the debentures have the option, at any time, until maturity, to convert the principal amount of their debenture, or any portion of the principal amount which is at least $10,000 into shares of the our common stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the our stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the debentures. Any accrued and unpaid interest shall be payable, at our option, in cash or in shares of our common stock valued at the then effective conversion price. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At September 30, 2004, we owed $344,720 in connection with the debentures consisting of $50,000 to one debenture holder and $294,720in penalties.

Item 4.       Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.       Other Information

     On November 5, 2004, we finalized an agreement with Texas Energy Trust Company, a Delaware Business Trust with offices in Irving, Texas ("TETCO"), whereby we acquired from TETCO certain oil and gas leases and leasehold interests located in Wetzel and Marion Counties, West Virginia, and other assets. The parties had previously entered into a preliminary agreement on September 29, 2004.

     The acquisition was accomplished by our wholly owned subsidiary, Prima Oil Company, Inc., acquiring from TETCO 100% of the issued and outstanding shares (2,100 shares) of Cobham Gas Industries, Inc., a Delaware corporation. Under the terms of the agreement, we are acquiring certain wells, leases, pipelines, gas purchase agreements, oil hauling agreements, equipment, right of ways and other miscellaneous items related to the leases located in West Virginia. A total of 229 wells are being acquired, of which 98 are currently producing, located on approximately 15,000 leased acres. Among the assets acquired are certain vehicles and heavy equipment and various other drilling equipment.

     In consideration for the acquired property, we are paying a purchase price of $1,975,058, of which approximately 25% is being paid in cash and the balance in shares of our restricted common stock. Of the total cash payment of $489,264, an initial payment of $250,000 was paid at the closing, with the remaining balance to be paid quarterly in equal installments of $59,816 beginning January 1, 2005, with the final payment due October 1, 2005.

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

     (b) Reports on Form 8-K

              On October 5, 2004, we filed a current report on Form 8-K reporting under Section 8.01 the entering of a preliminary agreement to acquire assets from Texas Energy Trust Company.

              On October 26, 2004, we filed a current report on Form 8-K reporting under Section 3.02 the issuance of shares of our common stock upon the conversion of debt.

E>



                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRANS ENERGY, INC.



Date: November 15, 2004                 By  /S/  ROBERT I. RICHARDS
                                           -------------------------------------
                                            ROBERT I. RICHARDS, President,
                                            Chief Executive Officer and Director




Date:  November 15, 2004                By  /S/  WILLIAM F. WOODBURN
                                           -------------------------------------
                                            WILLIAM F. WOODBURN
                                            Secretary / Treasurer
                                            (Principal Accounting Officer)