Form 10KSB
period 2004-12-31
TRANS ENERGY INC
filed 2005-04-28
CIK 919721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                         Commission File Number 0-23530

                               TRANS ENERGY, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                              93-0997412
---------------------------------                           --------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

         210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (304) 684-7053

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year. $ 2,390,099

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $5,656,224 (Based on price of $1.90 per share on April 6, 2005)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                  Outstanding as of March 31, 2005
-----------------------                         --------------------------------
Common Stock, Par Value                                    4,790,480
   $.001 per share
                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Disclosure Format.   Yes [ ]  No [X]

                               TRANS ENERGY, INC.

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----

                                                      PART I

Item 1.           Description of Business .......................................................        3

Item 2.           Description of Property........................................................       16

Item 3.           Legal Proceedings..............................................................       18

Item 4.           Submission of Matter to a Vote of Security Holders.............................       18

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................       18

Item 6.           Management's Discussion and Analysis or Plan of Operation......................       20

Item 7.           Financial Statements...........................................................       23

Item 8.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...........................................................       23

Item 8A.          Controls and Procedures........................................................       23

Item  8B          Other Information..............................................................       24


                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control persons;
                  Compliance with Section 16(a) of the Exchange Act..............................       25

Item 10.          Executive Compensation.........................................................       27

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................       27

Item 12.          Certain Relationships and Related Transactions.................................       28

Item 13.          Exhibits.......................................................................       29

Item 14.          Principal Accountant Fees and Services.........................................       29

                  Signatures.....................................................................       31


                                     PART I

Item 1.       Description of Business

History

     Trans Energy, Inc. is engaged in the transportation, marketing and production of natural gas and oil, and certain exploration and development activities. We own and operate 203 oil and gas wells in West Virginia and an interest in seven oil wells in Wyoming that we do not operate. We also own and operate an aggregate of over 20 miles of 4-inch and 6-inch gas transmission lines located within West Virginia in the Counties of Ritchie and Tyler. This pipeline system gathers the natural gas produced from these wells and from wells owned by third parties. We also have approximately 11,000 gross acres under lease in the Powder River Basin in Campbell, Crook and Weston Counties, Wyoming.

     In 1998, we purchased from GCRL Energy, Ltd. all of its interest in the Powder River Basin in Campbell and Crook Counties, Wyoming, consisting of interests in five (5) wells, four (4) of which are producing, interests in 30,000 leasehold acres, and interests in approximately seventy-three miles of 3-D seismic data. The properties include three producing fields from Minnelusa Sandstone and were discovered on 3-D seismic. During 1999, the Sagebrush 3 well was drilled in the Sagebrush field in Campbell County Wyoming, to be used as a water disposal well for the Sagebrush #1 and #2. The well was put into operation as an injection well in 2004.

     On November 5, 2004, we acquired Cobham Gas Industries, Inc. and certain wells, leases, pipelines, gas purchase agreements, oil hauling agreements, equipment, right of ways and other miscellaneous items related to the leases located in West Virginia. A total of 229 wells were acquired, of which 98 are currently producing, located on approximately 15,000 leased acres.

     On January 31,2005, we finalized the acquisition of Arvilla Oilfield Services, LLC, , a West Virginia limited liability company, assuming all its operations, assets and liabilities. Arvilla provides well servicing, workover and related transportation services to independent oil and natural gas producers in the northeast region of the United States. It also performs ongoing maintenance and major overhauls necessary to optimize the level of production from existing oil and natural gas wells and provides certain ancillary services during the drilling and completion of new wells. Arvilla offers its services in Ohio, Pennsylvania, New York, Virginia, Kentucky and West Virginia.

     On November 29, 2004, our board of directors and stockholders holding a majority of our outstanding common stock approved a one share for 150 shares reverse split of our common stock. The reverse split was effected on January 28, 2005.

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

     In addition to the business of newly acquired Arvilla, we will continue our current business of the transporting, marketing and producing natural gas and oil and engaging in certain limited exploration and development activities.

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

     We operate oil and natural gas properties and transport and market natural gas through our transmission systems in West Virginia. Although management desires to acquire additional oil and natural gas properties and to become more involved in exploration and development, this can only be accomplished if we can secure future funding. Management intends to continue to develop and increase the production from oil and natural gas properties that we currently own.
Although we will continue to transport and market natural gas through our pipelines, there are no current plans to acquire or to lay additional pipeline. Accordingly, during 2004 we sold approximately 7.6 miles of our 6-inch pipeline and approximately 10 miles of our 4-inch pipeline for cash and other consideration. In 2004, we sold approximately 3 miles of 6-inch pipeline and approximately 5.7 miles of 4-inch pipeline.

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

     The following is a summary of our oil and gas assets including wells and pipelines that we acquired in September 1993:

     Tyler Construction Company, Inc.
     --------------------------------

     We acquired a 65% interest in Tyler Construction Company from Loren E. Bagley and William F. Woodburn, both of whom are directors of Trans Energy. Tyler Construction owns and operates a natural gas gathering pipeline system serving the industrialized Ohio Valley, initially consisting of approximately 27 miles of 6-inch pipeline and 10 miles of 4-inch pipeline.

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

     On March 17, 2004, Tyler Construction sold 16,000 feet of 6-inch pipeline located in Pleasants and Tyler Counties, West Virginia for $70,000. Tyler
Construction also sold 30,096 feet of 4-inch pipeline (the Pipeline Ltd.) located in Pleasants and Ritchie Counties, West Virginia for $130,000. The buyer in both instances was Triad Energy Corporation of Reno, Ohio. Of the total proceeds, $161,391 was used to pay off the bank debt of the pipelines and the balance was used as operating capital. Following the sale, we retain approximately 16.3 miles of 6-inch pipeline in Tyler County.

     Spencer Wells
     -------------

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

     The Pipeline, Ltd.
     ------------------

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

     Ritchie County Gathering Systems, Inc.
     --------------------------------------

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

     Cobham Gas Industries, Inc.
     ---------------------------

     On November 5, 2004, we finalized an agreement with Texas Energy Trust Company, a Delaware Business Trust with offices in Irving, Texas, whereby we acquired certain oil and gas leases and leasehold interests located in Wetzel and Marion Counties, West Virginia, and other assets. Our acquisition of Cobham includes its two subsidiaries, Penine Resources, Inc. and Belmont Energy, Inc. The acquisition was accomplished by our wholly owned subsidiary, Prima Oil Company, Inc., acquiring from Texas Energy Trust 100% of the issued and outstanding shares (2,100 shares) of Cobham Gas Industries, Inc., a Delaware corporation. Under the terms of the agreement, we acquired certain wells, leases, pipelines, gas purchase agreements, oil hauling agreements, equipment, right of ways and other miscellaneous items related to the leases located in West Virginia. A total of 229 wells were acquired, of which 98 are currently producing, located on approximately 15,000 leased acres. Among the assets acquired are certain vehicles and heavy equipment and various other drilling equipment.

     In consideration for the acquired property, we paid a purchase price of $892,344, of which approximately $489,000 is payable in cash and the balance in 244,633 shares of restricted Trans Energy common stock, post-split, to be issued following the effectiveness of our one share for 150 shares reverse stock split in January 2005. An initial payment of $250,000 was paid at the closing with the remaining balance to be paid quarterly in equal installments beginning January 1, 2005, with the final payment due October 1, 2005.

     The wells are situated in well defined fields producing from the shallow Devonian formation. Big Injun, Gordon and Thirty Foot are sands in the Devonian foundation that have produced substantial natural gas in West Virginia. The field/acreage positions consist of three specific areas; Mannington, Smithfiled/Wallace and Dents Run. The Mannington field consists of 107 wells encompassing 4,573 acres. These wells are Big Injun wells, at approximately 2,900 - 3,000 feet in depth, dependent on elevation. The Smithfield/Wallace field consists of 92 wells encompassing 9,223 acres. The preponderance of these wells are Big Injun wells, although there are several Gordon wells in the field. Management believes that future development can expand the Gordon and Bayard play. The Dents Run field consists of 30 wells encompassing 1,097 acres. These wells are completed through the Thirty Foot sand.

     Powder River Basin Wyoming
     --------------------------

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

     The following table sets forth information concerning the existing oil production per day of the producing wells located on the GCRL property.

                                Gross Bbls.                        Net Bbls.
Name of Well                    Oil Per Day    Net % to TSRG       to TSRG
------------                   ------------    -------------      -----------
Sagebrush Flat (one unit)            85               42.15%            36
Pinon Fee #1                         21                51.2%            11
Swartz Draw                          28                15.4%             4
                                  -----                               ----
        Total                        97                                 51

Current Business Activities

     We operate our oil and natural gas properties and transport and market natural gas through our transmission systems in West Virginia. Although management desires to acquire additional oil and natural gas properties and to become more involved in exploration and development, this can only be accomplished if we can secure future funding. Management intends to continue to develop and increase the production from the oil and natural gas properties that it currently owns.

     We will continue to transport and market natural gas through our various pipelines in 2005. Apart from one well drilled in the Powder River basin in Wyoming (Sagebrush #3) and the seven re-entry Benson wells drilled in West Virginia, we have not participated in any new wells in the last four years.

     Powder River Basin Wyoming - Prima
     ----------------------------------

     In December 1996 we purchased 420 acres in the Powder River basin in Wyoming for $50,000 from an unaffiliated third party. Included in the purchase price was a condition that the previous owners would provide all of the geologic and geophysical work as part of the purchase price. In February 1997 we leased an additional 480 acres that joined with our acreage position. The target formation is the Minnelusa "B1" sand. There presently are no producing wells on such acreage and no proved reserves located on the acreage owned by us.

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

     Powder River Basin Wyoming - Wolffe Prospect
     --------------------------------------------

     In 1997, we purchased a 30% working interest in the Wolffe Prospect in the Powder River Basin in Campbell County, Wyoming for $65,000 from an unaffiliated third party. Included in the purchase price was a 30% working interest in the Wolffe #1-35 well and 30% interest in 240 acres. In October 1997, we participated in our share of the drilling of the Horizon 32-35 well. The target formation was the Minnelusa "B1" sand. The well was determined to be a dry hole and plugged. In November 1999 we purchased for $16,000 an additional 51% working interest in the Wolff 1-35 well from Renor Exploration Limited. In September 2002, we transferred this well to an unaffiliated third party in settlement of a lawsuit.

     Arvilla Oilfield Services
     -------------------------

     On January 31, 2005, we finalized the acquisition of Arvilla Oilfield Services, LLC through a merger of our subsidiary, Trans Energy Acquisitions, with and into Arvilla, Inc., with Arvilla, Inc. being the survivor of the merger. Previously in June 2004, Clarence E. Smith and Rebecca L. Smith had acquired Arrow Oilfield Services Company from Belden & Blake Corporation ("B&B"), a privately held company engaged in the exploration, development and production of oil and natural gas reserves. Mr. and Mrs. Smith subsequently created Arvilla Oilfield Services, LLC as the operating entity and then created Arvilla, Inc., that acquired all the membership interests of Arvilla Oilfield Services, LLC. Thus, by acquiring Arvilla, Inc., we assumed all of the operations, assets and liabilities of Arvilla Oilfield Services.

     In order to consummate the acquisition of Arvilla, on November 29, 2004 our board of directors and stockholders holding a majority of our outstanding common stock, approved a one share for 150 shares reverse split of our common stock. The reverse split was effected on January 28, 2005.

     In consideration for Arvilla, Inc., we issued 1,185,024 shares of post-split Trans Energy common stock to the following Arvilla stockholders:
Clarence E. Smith, 531,437 shares; Rebecca L. Smith 531,437 shares and Howell B. Williams, 122,150 shares. These shares represent approximately 25% of our total outstanding shares (post-split) following the transaction, including shares to be issued in connection with the separate acquisition of the Cobham Gas Industries assets. Arvilla, Inc. will operate as a separate business entity 100% owned by Trans Energy.

         Business of Arvilla
         -------------------

     Arvilla is engaged in providing well servicing, workover and related transportation services to independent oil and natural gas producers in the northeast region of the United States. Arvilla performs ongoing maintenance and major overhauls necessary to optimize the level of production from existing oil and natural gas wells and provides certain ancillary services during the drilling and completion of new wells. Arvilla offers its services in Ohio, Pennsylvania, New York, Virginia, Kentucky and West Virginia.

     Typically, Arvilla will provide a well servicing or swab rig, the crew to operate the rig, and such other specialized equipment as may be needed to meet a customer's requirements. Arvilla also owns a fleet of equipment that provides:

     o   brine hauling and disposal;
     o   pipeline and facility  construction;
     o   well location preparation and lease road construction;
     o   oil hauling;
     o and trucking of oilfield equipment, such as rigs, casings, tubing and rods.

         Strategy
         --------

     Management believes that the Appalachian Basin in the northeastern portion of the United States provides significant opportunities for exploration and production companies to develop reserves at shallow depths. Because Arvilla operates in Ohio, Pennsylvania, New York, Virginia, Kentucky and West Virginia, we feel that Arvilla's well servicing operations are well positioned to capitalize on existing market opportunities and established demand for its services.

     Arvilla's service area is located within 500 miles of major gas markets for the United States. This strategic location is important as oil and gas companies develop natural gas reserves for future markets. Management anticipates that demand for natural gas will grow significantly in the next few years and, as a result of the demand, it is expected that there to be a marked increase in drilling activity in the Appalachian Basin served by Arvilla. As drilling activity increases, the need for the services provided by Arvilla will increase. Every well drilled requires service of the type that Arvilla is able to provide. As the drilling activities increase, we anticipate demand for Arvilla's services in its operation area to also increase.

         Services
         --------

     Through its experienced work force, Arvilla is able to provide various services to the oil and gas industry that include:

         Trucking services. Arvilla owns a fleet of trucks that can provide customers with the ability to move equipment, tanks, drill pipe, and other types of trucking needs necessary in the oil and gas business. Each time a well is drilled, all drilling equipment must be moved by trucks from one site to the next. This equipment includes generators, water pumps, drill pipe, air compressors, drilling rigs, and many other associated items used in drilling.

         Excavating equipment. Arvilla provides dozer, excavators, and loaders that are used to build access roads, cut drill sites for wells, dig pits, reclaim drill sites after drilling is completed, reclaim access roads, and seed, fertilize, lime, and mulch disturbed areas.

         Service and swab rigs. Arvilla maintains a fleet of 14 service rigs and swab rigs capable of servicing wells up to 6,000 feet in depth. This service includes running pipe, tubing, rods, and swabbing capabilities. All wells drilled require services of this type.

         Brine and water hauling. Arvilla provides a fleet of 20 vacuum trucks designed to deliver water to drilling rigs and fracs. Arvilla also hauls and disposes of brine water from producing wells and disposes of pit water used in well completions.

         Disposal wells. Arvilla has 14 brine disposal wells located at various locations in Ohio. These wells are used for the disposal of brine and pit water.

         Oil hauling. Arvilla maintains a fleet of 6 oil tankers that pick up oil from producers at the well site and delivers the oil to terminals, from which it is shipped to refineries.

         Pipelines. Arvilla has the capability of constructing pipelines for the delivery of natural gas or oil. Most wells drilled require construction of a natural gas line to deliver gas from the well to a gathering system, which will ultimately take the gas to market.

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

     Natural gas delivered through our pipeline network is sold through a contract with Sancho Oil and Gas Corporation to Dominion Hope Gas, a local utility. Some of the gas is sold at a fixed price on a year long basis and some at a variable price per month per Mcf. Under our contract with Sancho, we have the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope Gas in 1988. This agreement is a flexible volume supply agreement whereby we receive the full price which Sancho charges the end user less a $.05 per Mcf marketing fee paid to Sancho. In addition to the natural gas produced by our wells, we also purchased approximately 960 Mcf of natural gas per day in 2004.

     We sell our oil production to third party purchasers under agreements at posted field prices. These third parties purchase the oil at the various locations where the oil is produced.

     Although management believes that we are not dependent upon any one customer, our marketing arrangement with Sancho accounted for approximately 78% of our revenue for the year ended December 31, 2004, and approximately 82% for 2003. This marketing agreement is in effect until September 1, 2008.

     Arvilla markets its services through its various office locations. Each office has a designated person who will market the services for that offices's given area. Currently, the marketing is done from Canton, Ohio, Pleasantville, Pennsylvania and St. Marys, West Virginia. Arvilla advertises its services in oil and gas trade journals as well as direct verbal and written communication to oil ad gas companies operating in the areas served by Arvilla. Arvilla also maintains a web site at http://www.arvillaoilfield.com that is available for current and prospective customers to review. Brochures will also be prepared for distribution that will explain those services available.

Competition

     We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of the Appalachian and Powder River Basins and elsewhere competing for customers. Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that there exists a viable market place for smaller producers of natural gas and oil and for operators of smaller natural gas transmission systems.

     Under our contract with Sancho, we have the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Dominion Hope Gas in 1988. This agreement is a flexible volume supply agreement whereby we receive the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon indices that include the residential gas commodity charge of Dominion Hope Gas and the Inside F.E.R.C. CNG Index. Were it not for the relationship between Dominion Hope Gas and Sancho, Dominion Hope Gas would compete directly with us for the sale of gas to certain customers, specifically OSI Specialities, Inc. and Ormet Aluminum Company.

     Arvilla is in direct competition with numerous other oilfield service companies that operate in the same areas in which Arvilla operates. Some of Arvilla's competitors include Bishop Well Services, Key Energy, Triad, Carper Well Services, Danny Long and S & H Water Service. Some existing and potential competitors have greater financial resources, larger market share and more customers than Arvilla, which may enable them to establish a stronger competitive position than we have. There is also much competition for qualified personnel that operate the equipment used in the oilfield service business. Management believes that Arvilla can successfully compete with these other businesses in securing trained personnel and additional customers.

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

     Legislation and implementing regulations adopted or proposed to be adopted by the Environmental Protection Agency ("EPA") and by comparable state agencies, directly and indirectly, affect our operations. We are required to operate in compliance with certain air quality standards, water pollution limitations, solid waste regulations and other controls related to the discharging of materials into, and otherwise protecting the environment. These regulations also relate to the rights of adjoining property owners and to the drilling and production operations and activities in connection with the storage and transportation of natural gas and oil.

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

Employees

     As of the date hereof Trans Energy employs eight people full-time, consisting of three executives, two marketing and clerical persons, and three production persons. Our newly acquired subsidiary, Arvilla Oilfield Services, has approximately 103 full time employees consisting of the following:

     o   43 rig hands that  operate or work  directly  on a service  rig or swab rig;
     o 25 truck drivers who drive various types of trucks that haul oil, brine or oilfield equipment;
     o   2  equipment   operators  who  operate   various  types  of  excavating
         equipment;
     o 11 roustabouts who perform various types of labor work associated with oil and gas production such as setting tank batteries, meter runs and laying or repairing gas lines;
     o 10 mechanics that repair and maintain all types of trucks, rigs and equipment;
     o   4 clerical employees;
     o   6 managerial persons; and
     o   2 executives.

     None of our employees or employees of Arvilla are members of any union, nor have they entered into any collective bargaining agreements. We believes that our relationship with our employees is good. With the successful implementation of our business plan, we may seek additional employees in the next year to handle anticipated potential growth. We anticipate that we may hire additional employees in the areas of rig operators, truck drivers, mechanics and roustabouts.

Facilities

     We currently occupy approximately 4,000 square feet of office space in St. Marys, West Virginia, which we share with our subsidiaries, Tyler Construction Company and Ritchie County Gathering Systems. We lease an aggregate of approximately 4,000 square feet from an unaffiliated third party under a verbal arrangement for $1,400 per month, inclusive of utilities. Management anticipates that we will move our principal offices to Arvilla's corporate offices in June 2005.

     Arvilla currently operates out of facilities located in or near its service areas. Arvilla's corporate headquarters are located at 7994 South Pleasant Highway, St. Marys, West Virginia 26170, and consist of a leased 6,400 square foot shop and office facility. This office manages work in West Virginia, Virginia, and Kentucky. Arvilla owns a 20,000 square foot office and shop located on 39 acres in Canton, Ohio, that manages most of Arvilla's work in Ohio and some in Western Pennsylvania. This office reports to the main office in St. Marys. West Virginia. Arvilla also uses a leased shop and office located in Cambridge, Ohio that manages work in Southern Ohio and reports to the Canton, Ohio office. Further, Arvilla maintains a leased shop and office located in Pleasantville, Pennsylvania that manages work in Pennsylvania and New York and reports to the main office in St. Marys, West Virginia.

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

     We have a history of losses and anticipate future losses
     ---------------------------------------------------------------------------
     Although our revenues increased approximately 26% during the fiscal year ended December 31, 2004, and we may not achieve, or subsequently maintain profitability if anticipated revenues do not increase in the future. We have experienced operating losses, negative cash flow from operations and net losses in each quarterly and annual period for the past several years. As of December 31, 2004, our net operating loss carryforward was approximately $24 million and our accumulated deficit was approximately $29 million. We expect to continue to incur significant expenses in connection with

     *   exploration and development of new and existing properties,
     *   costs of sales and marketing efforts,
     *   additional personnel, and
     *   increased general and administrative expenses.

     Accordingly, we will need to generate significant revenues to achieve and attain, and eventually sustain profitability. If revenues do not increase, we may be unable to attain or sustain profitability on a quarterly or annual basis. Any of these factors could cause the price of our stock to decline.

     We have a significant working capital deficit that makes it more difficult to obtain capital necessary for our operations and which may have an adverse effect on our future business.
     ---------------------------------------------------------------------------
     As of December 31, 2004, we had a working capital deficit of $2,980,431. If our business when combined with Arvilla does not produce positive working capital in the future, our business and financial condition would most likely be materially and negatively impacted.

     It may be necessary for us to seek additional funding, which may not be available on terms favorable to us, or at all
     ---------------------------------------------------------------------------
     Management believes that we may need to raise funds in order to take advantage of anticipated expansion of our business. If we cannot meet future capital requirements through realized revenues from our ongoing business, we may have to raise additional capital by borrowing or by selling equity or equity-linked securities, which securities would dilute the ownership percentage of our existing stockholders. Also, these securities could also have rights, preferences or privileges senior to those of our common stock. Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit operating flexibility. We may not be able to obtain funds needed to finance operations at all, or may be able to obtain funds only on very unattractive terms. Management may also explore other alternatives such as a joint venture with other oil and gas companies. There can be no assurances, however, that we will conclude any such transaction.

     There are many competitors in the oil and gas industry
     ---------------------------------------------------------------------------
     We encounter many competitors in the oil and gas industry including the exploration and development of properties, the sale of oil and gas and oilfield services. Management expects competition to continue and intensify in the future. The market for the oilfield service industry is extremely competitive and the barriers to entry are relatively low. Increased competition could result in reduced operating margins, as well as a loss of market share for our Arvilla operations. Many existing and potential competitors have greater financial resources, larger market share and more customers than us, which may enable them to establish a stronger competitive position than we have. Also, there is considerable competition for qualified personnel to operate the equipment used by Arvilla. If we fail to address competitive developments quickly and effectively, we will not be able to grow and our business will be adversely affected.

     If Arvilla fails to keep up with changes affecting the markets that it serves, it will become less competitive, adversely affecting future financial performance.
     ---------------------------------------------------------------------------
     In order to remain competitive and serve its customers effectively, Arvilla must respond on a timely and cost-efficient basis to changes in technology, industry standards and procedures and customer preferences. Arvilla needs to continuously upgrade and update its services to address new developments and changing customer demands. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting Arvilla's services may have a material and adverse effect on our operating results.

     Our operating results are likely to fluctuate significantly and cause our stock price to be volatile which could cause the value of your investment in our shares to decline
     ---------------------------------------------------------------------------
     Quarterly   and  annual   operating   results   are  likely  to   fluctuate
significantly in the future due to a variety of factors, many of which are outside of our control. If operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could significantly decline which may cause the value of your investment to decline. Some of the factors that could affect quarterly or annual operating results or impact the market price of our common stock include:

     o   our ability to develop properties and to market our oil and gas;
     o the timing and amount of, or cancellation or rescheduling of, orders for our oil and gas;
     o   our  ability  to  retain  key  management,   sales  and  marketing  and
         engineering personnel;
     o   a decrease in the prices of oil and gas; and
     o   changes in costs of exploration or marketing oil and gas.

     Due to these and other factors, quarterly and annual revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.

     Our business could be adversely affected by any adverse economic developments in the oil and gas industry and/or the economy in general.
     ---------------------------------------------------------------------------
     The oil and gas industry is susceptible to significant change that may influence our business development due to a variety of factors, many of which are outside our control. Some of these factors include

     o   varying demand for oil and gas;
     o   fluctuations in price; o competitive factors that affect pricing;
     o   attempts to expand into new markets;
     o the timing and magnitude of capital expenditures, including costs relating to the expansion of operations;
     o   hiring and retention of key personnel;
     o changes in generally accepted accounting policies, especially those related to the oil and gas industry; and
     o   new government legislation or regulation.

Any of the above factors or a significant downturn in the oil and gas industry or with economic conditions generally, could have a negative effect on our business and on the price of our common stock.

     Our future success depends on retaining existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost profitability and a slower rate of growth.
     ---------------------------------------------------------------------------
     Our future success depends, in part, on the ability to retain Trans Energy's and Arvilla's key employees including executive officers. Following the acquisition of Arvilla we do not anticipate entering into employment agreements with their executives or key personnel. Also, we do not carry, nor do we anticipate obtaining, "key man" insurance on our executives. It would be difficult for us to replace any one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

     If we are unable to manage our growth effectively, our operations and financial performance could be adversely affected .
     ---------------------------------------------------------------------------
     The ability to manage and operate our business as we execute our anticipated growth will require effective planning. Significant future growth could strain our internal resources, leading to a lower quality of service and other problems that could adversely affect our financial performance. Arvilla's efforts to grow have placed, and we expect will continue to place, a strain on its personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

     Going concern issue
     ---------------------------------------------------------------------------
     Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependant upon our ability to achieve a profitable level of operations. We may need, among other things, additional capital resources which we will seek through loans from shareholders or other forms of financing. Presently, management anticipates that the addition of the Arvilla Oilfield and Cobham Industries operations will be sufficient to cover our cash flow needs through fiscal 2005. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

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

     Future sales or the potential for sale of a substantial number of shares of our common stock could cause the market value to decline and could impair our ability to raise capital through subsequent equity offerings.
     ---------------------------------------------------------------------------
     If we do not generate necessary cash from our operations to finance future business, we may need to raise additional funds through public or private financing opportunities. Issuing a substantial number of our common shares to individuals or in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. Any such issuances would dilute the equity interests of existing stockholders. Following the acquisition of Arvilla, we have approximately 495 million shares of common stock held in our treasury for possible future issuance.

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

Item 2.       Description of Property

     Our properties consist essentially of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia. On December 31, 2003, we sold our 75% working interest ownership in five oil and gas wells located in Tyler County, West Virginia to Ultra-Light Investments for $380,000. The wells included Eastlack #1, Nolan #2, Nolan #3, Nolan #4 and Nolan #5. Our proved reserves for the years ended December 31, 2004, 2003 and 2002 are set forth below:

                                                                December 31,
                                              2004                  2003                  2002
                                            ---------          ------------             ---------
Natural Gas (MMcf)
    Developed                                 542,955                -                  1,131,415
    Undeveloped                                -                     -                    -
                                            ---------          ------------             ---------
     Total Proved                             542,955                -                  1,131,415
                                            =========          ============             =========

Crude Oil (MBbl)
    Developed                                 106,649                99,880               113,406
    Undeveloped                                -                     -                    -
                                            ---------          -----------              ---------
     Total Proved                             106,649                99,880               113,406
                                            =========          ============             =========

     These estimates are based primarily on the reports of Robert L. Richards (Wyoming), Geologist and presently an officer and director of Trans Energy, and Mark V. Schumacher, PE (West Virginia). Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the SEC. See SFAS 69 Supplemental Disclosures included as part of our consolidated financial statements.

     Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf"), produced by us for the past three fiscal years. The increase in the cost of oil production in 2004 is attributed to expenses incurred putting water flood into operation.

                                                                   Years ended December 31,
                                               -----------------------------------------------------------
Average sales price:                            2004                       2003                      2002
-------------------                            ------                     ------                    ------
    Gas (per mcf)                             $  7.40                     $ 7.04                   $  4.73
    Oil (per bbl)                               30.24                      23.38                     17.91
Average cost of production:
    Gas (per mcf)                                --                         --                        --
    Oil (per bbl)                              $14.19                       4.58                      5.03

     We have not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of our last fiscal year.

     The following schedule sets forth the capitalized costs relating to oil and gas producing activities by us for the past three fiscal years.

                                                                         Years ended December 31,
                                                    ----------------------------------------------------------
                                                        2004                   2003                   2002
                                                    -----------            -----------             -----------
Proved oil and gas
  producing properties
  and related lease
  and well equipment                                $ 7,093,676            $ 3,171,426            $ 3,678,730
Unproved oil and gas
  properties                                             95,945                 99,945                 95,945
Accumulated depreciation
  and depletion                                      (3,870,874)            (2,555,878)            (1,839,295)
Net Capitalized Costs                               $ 3,318,747            $   715,493            $ 1,935,380
                                                     ==========             ==========             ===========

     The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to our proved oil and gas reserves.

                                                                  Years ended December 31,
                                                       2004                 2003                    2002
                                                  --------------      ---------------         ---------------
Standardized measure,
  beginning of year                                   1,864,377          $ 4,314,941               $ 3,649,994
Oil and gas sales, net
  of production costs                                (1,539,222)          (2,411,293)                 -
Sales of mineral in place                               -                    -                        -
Purchases                                             5,132,087              -                        -
Net change due to revisions
  in quantity estimates                              (1,018,406)             (39,271)                  664,947
                                                    -----------        -------------              ------------
Standardized measure,
  end of year                                        $ 4,438,836         $ 1,864,377               $ 4,314,941
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

     Information concerning certain material pending legal proceedings to which we are a party, or to which any of our property is subject, is set forth below:

     o On September 22, 2000, Tioga Lumber Company obtained a judgment of $43,300 plus interest in the Circuit Court of Pleasants County, West Virginia, against Tyler Construction Company for breach of contract. On February 28, 2002, we reached a negotiated payment schedule with Tioga and made the initial payment. We believe that we have satisfied the balance owed to Tioga of $26,233.58, although the judgment has not yet been released. We are proceeding to secure the release of the judgment.

     o On January 15, 2003, a suit against us entitled Lario Oil & Gas Company vs. Trans Energy, Inc. (Civil Action No. 24575) was initiated in the Sixth District Court of Campbell County, Wyoming. Lario's suit asks for $50,692.10 which it claims we owe for operating fees on the Sagebrush #1 and #2 and the Pinon Fee #1 wells, operated by Lario and in which we have working interests. We asked for a complete accounting of all monies owed. Lario retained our share of monthly oil production monies and applied them to the amount owed. On August 23, 2004, the court dismissed the action with prejudice.

Item 4.       Submission of Matters to a Vote of Security Holders

     In connection with the reverse stock split effected January 28, 2005, we filed with the State of Nevada on the same date an amendment to our articles of incorporation to reflect the reverse split. The amendment reported the reverse stock split and stated that our current authorized capitalization will remain unchanged at 500 million shares of common stock with a par value of $0.001. The reverse stock split and amendment were approved by the written consent of shareholders holding a majority of our common stock by a vote of 256,287,738 shares (51.6%) voting for, and zero shares voting against.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     Our common stock is quoted on the OTC Bulletin Board under the symbol TENG. Prior to the effectiveness of our reverse stock split on January 28, 2005, our stock traded under the symbol of TSRG. Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the Nasdaq Small-Cap Market and the OTC Bulletin Board for the past two fiscal years and adjusted for the one share for 150 shares reverse stock split.

                                          High          Low
                                          ----          ---

              2004
                  First Quarter         $   2.70     $   1.05
                  Second Quarter        $   4.50     $   0.75
                  Third Quarter         $   4.35     $   1.50
                  Fourth Quarter        $   2.55     $   1.35

                                          High          Low
                                          ----          ---

              2003
                  First Quarter         $   0.60     $   0.30
                  Second Quarter        $   1.05     $   0.30
                  Third Quarter         $   0.90     $   0.30
                  Fourth Quarter        $   4.20     $   0.45

                  -----------------

     As of April 15, 2005, there were approximately 406 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Dividend Policy

     We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings to finance operations.

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

     In connection with the acquisition of Cobham Gas Industries, Inc. on November 4, 2004, we issued to Texas Energy Trust Company 244,633 "post-split" shares of Trans Energy's authorized, but previously unissued common stock. The shares are valued at $1,485,794. The issuance of the shares was made in an isolated, private transaction to an informed investor having knowledge of Trans Energy and its business. Accordingly, the transaction is considered exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act.

     In connection with the closing of the merger agreement on January 31, 2005, Trans Energy issued to the holders of Arvilla, Inc. capital stock an aggregate of 1,185,024 shares of Trans Energy common stock. These shares were distributed as follows: Clarence E. Smith, 531,437 shares; Rebecca L. Smith 531,437 shares and Howell B. Williams, 122,150 shares.

     Each recipient of the Trans Energy shares is a sophisticated and knowledgeable investor and has full access to all pertinent business and financial information related to Trans Energy and Arvilla. Accordingly, Trans Energy has relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Act that exempts a transaction not involving a public offering.

     On February 28, 2005, our board of directors authorized the issuance of 50,000 shares of authorized, but previously unissued shares of common stock to Liberty Consulting International, Inc. The shares are in consideration for services pursuant to a Consulting Services Agreement between the company and Liberty Consulting International. The shares have been issued and constitute less than 5% of the total outstanding shares of Trans Energy common stock. The issuance of shares is being made in a private transaction to a person with knowledge of the company's business in reliance upon an exemption from registration under the Securities Act of 1933, pursuant to Section 4(2) of that Act.

Item 6.       Management's Discussion and Analysis or Plan of Operation

     The  following   information   should  be  read  in  conjunction  with  the
consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Results of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the two most recent fiscal years ended December 31, 2004 and 2003 It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                                               Fiscal Years Ended
                                                                                     December 31,
                                                                                2004            2003
                                                                               ------          ------
Total revenues........................................................          100%             100%
Total costs and expenses..............................................          112              162
Total other income (expenses).........................................           (9)             (15)
Loss before income  taxes and change in accounting principal .........          (21)             (77)
Income taxes..........................................................            -               -
Change in accounting principal........................................            -               (6)
Net (loss)............................................................          (21)             (83)

     For the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
     ---------------------------------------------------------------------------
     Total revenues of $2,390,099 for the year ended December 31, 2004 ("2004") increased 26% compared to $1,902,836 for the year ended December 31, 2003
("2003"), due primarily to the increase of oil and gas prices and the addition of the Cobham assets for the last two months of 2004. In 2004, oil made up 22% of total revenues compared to 28% in 2003, and gas represented 76% of revenues in 2004 compared to 72% in 2003. The changes were considered minimal representing only a slight difference in percentage points.

     We had an operating loss of $284,127 for 2004 compared to a loss of $1,187,448 in 2003. Total costs and expenses decreased 13% in 2004 primarily due to the 67% decrease in depreciation, depletion and amortization, attributed to the sale of certain assets and assets reaching the end of their useful lives. Salaries and wages decreased only slightly by 2% in 2004. These decreases were partially offset by the 13% increase in cost of oil and gas, attributed to higher oil and gas prices and increased pipeline costs, and the 14% increase in selling, general and administrative expenses primarily due to increases in insurance premiums and travel expenses and additional labor costs. As a percentage of revenues, total costs and expenses decreased from 162% in 2003 to 112% in 2004.

     Other expenses as a percentage of revenues decreased from 15% in 2003 to 9% in 2004, attributed to the decrease in interest expense from $404,336 in 2003 to $ 193,683 in 2004 due to the paying off certain debt. We realized a gain on disposition of assets of $416,560 in 2004, compared to $231,702 in 2003, which was offset by a loss on the extinguishment of debt of $653,257 in 2004 compared to a loss of $11,268 in 2003.

     Our net loss for 2004 was $502,848 versus a net loss of $1,582,180 for 2003. The decrease in net loss in 2004 is primarily attributed to decreases in depreciation and depletion and increases in miscellaneous revenues related to asset sales and debt settlement.

     Net Operating Losses
     --------------------

     We have accumulated approximately $24 million of net operating loss carryforwards as of December 31, 2004, which may be offset against future taxable income through 2023. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2004 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

     Historically, working capital needs have been satisfied through our operating revenues and from borrowed funds. Working capital at December 31, 2004 was a negative $2,980,431 compared with a negative $6,359,171 at December 31, 2003. We anticipate meeting working capital needs during the 2005 fiscal year with revenues from operations and possibly from capital raised through the sale of either equity or debt securities. We have no other current agreements or arrangements for additional funding and there can be no assurance such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

     As of December 31, 2004, we had total assets of $4,234,111 and stockholders' deficit of $1,169,886 compared to total assets of $1,292,875 and total stockholders' deficit of $5,430,033 at December 31, 2003. The increase in total assets and decrease in stockholders' deficit at December 31, 2004 is attributed to the purchase of Cobham Gas Industries assets. We have recorded a long-term liability of $1,571,749 as an asset retirement obligation that relates to, in part, the estimated cost to plug 203 Cobham wells in the event it becomes necessary.

     In 1998, we issued $4,625,400 face value of 8% Secured Convertible Debentures Due March 31, 1999. A portion of the proceeds were used to acquire the GCRL properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At December 31, 2004, we owed $331,462 in connection with the debentures consisting of $50,000 for a debenture and $281,462 in penalties and interest. However, following an accounting adjustment, the amount owed has been reduced to $50,000 plus approximately $25,000 in interest.

     Because we have generated significant losses from operations through December 31, 2004 and have a working capital deficit at December 31, 2004, there exists substantial doubt about our ability to continue as a going concern. Revenues have not been sufficient to cover operating costs and to allow us to continue as a going concern. Potential proceeds from the future sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.

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

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the company.

                                      -22

     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the company.

     In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the company.

Item 7.        Financial Statements

     Our financial statements as of and for the fiscal years ended December 31, 2004 and 2003 have been examined to the extent indicated in their report by H J & Associates, LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

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

Item  8B.      Other Information

Reports on Form 8-K

     Since the beginning of our fiscal fourth quarter commencing October 1, 2004 through the date of this report, we have filed current reports on Form 8-K reporting the following:

     o October 8, 2004 - reporting under Item 801 a preliminary agreement with Texas Energy Trust Company, a Delaware Business Trust, whereby Trans Energy will acquire certain oil and gas leases and leasehold interests located in Wetzel and Marion Counties, West Virginia.

     o October 26, 2004 - reporting under Item 3.02 that Trans Energy distributed an aggregate of 203 million shares of its authorized, but previously unissued common stock in exchange for the conversion of debt in the amount of $2,401,424 previously incurred by Trans Energy.

     o November 11, 2004 - reporting under Item 2.01 the finalization of the agreement with Texas Energy Trust Company whereby our wholly owned subsidiary, Prima Oil Company, Inc., acquired from Texas Energy Trust 100% of the issued and outstanding shares of Cobham Gas Industries, Inc., a Delaware corporation. We also reported under Item 3.02 that in connection with the transaction reported under Item 2.01, we agreed to issue to Texas Energy Trust Company 244,633 "post-split" shares of our authorized, but previously unissued common stock, to be issued after the one share for 150 shares reverse split has been finalized.

     o December 9, 2004 - reporting unser Item 1.01 the entering into a letter of intent to acquire Arvilla Oilfield Services, LLC, , a West Virginia limited liability company. The acquisition was formalize by executing on December 3, 2004 a merger agreement and plan of reorganization by and among Trans Energy, our wholly owned subsidiary Trans Energy Acquisitions, Inc., Arvilla, Inc., and the controlling stockholders of Arvilla, Inc.

     o February 2, 2004 - reporting under Item 1.01, the entering of a merger agreement and plan of reorganization dated December 3, 2004 to acquire Arvilla Oilfield Services with our wholly owned subsidiary Trans Energy Acquisitions, Inc., Arvilla, Inc., and the controlling stockholders of Arvilla, Inc. Also reported (i) under Item 2.01that the merger agreement was finalized and closed on January 31, 2005; (ii) under Item
         3.02 that in connection with the closing of the merger agreement we issued to the current holders of Arvilla, Inc. capital stock an aggregate of 1,185,024 shares of Trans Energy common stock; (iii) under
         Item 5.02 that in connection with the acquisition of Arvilla, Inc., immediately prior to the effective time of the merger transaction our board of directors unanimously appointed two new directors, Clarence E. Smith and Rebecca L. Smith, effective upon the closing of the transaction on January 31, 2005; and (iv) under Item 5.03 that in connection with the reverse stock split effected January 28, 2005, we filed with the State of Nevada on the same date an amendment to our articles of incorporation to reflect the reverse split.

                                    PART III

Item 9.        Directors,  Executive  Officers,  Promoters and Control  Persons;
               Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held by our directors and executive officers:

     Name                                   Position                        Director Since               Age
     ----                                   --------                        --------------               ---
     Clarence E. Smith                  C.E.O. and Director                January 2005                   41

     Robert L. Richards                 President and Director             September 2001                 58

     Loren E. Bagley                    Vice President and Director        August 1991                    63

     John G. Corp                       Vice President and Director        February 2005                  45

     William F. Woodburn                Secretary / Treasurer              August 1991                    63
       and Director

     Rebecca L. Smith                   Director                           January 2005                   37

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

     On August 10, 2004 John B. Sims, a long-time director of Trans Energy, passed away. Mr. Sims served as a director since 1988 and was formerly our President and C.E.O. The board did not immediately name a successor to Mr. Sims.

     In connection with the acquisition of Arvilla, Inc., immediately prior to the effective time of the merger transaction our board of directors unanimously appointed two new directors, Clarence E. Smith and Rebecca L. Smith, effective upon the closing of the transaction on January 31, 2005.

     On February 28, 2005, our board of directors appointed director Clarence E. Smith to become the company's new Chief Executive Officer. Robert L. Richards, a director, President and former Chief Executive Officer, will remain as President and a director. Also on February 28, the board appointed John G. Corp as a new director and a Vice President.

     The business experience of each of the persons listed above during the past five years is as follows:

     Clarence E. Smith became a director of Trans Energy upon the closing of the acquisition of Arvilla on January 31, 2005. He started Arvilla Well Service in 1981 providing well location construction and clean-up and wellhead hook-up services. Mr. Smith expanded his business into pipeline construction which became Arvilla Pipeline Construction Co., operating from Bristol, Tennessee to Corning, New York. This business provides construction services to most large gas companies in the area such as Dominion Transmission, Equitrans, Columbia

Natural Resources and other smaller companies. In the summer of 2004, Mr. Smith and his wife Rebecca purchased Arrow Oilfield Services from the Belden and Blake Corporation. Arrow was renamed Arvilla Oilfield Services, LLC. Mr. Smith also owns Arvilla Rental & Equipment, LLC and is registered with the State of West Virginia as an oil and gas producer. He graduated from St. Marys (West Virginia) High School and the PRT Technical School in 1981. Mr. Smith's wife Rebecca also serves as a director of Trans Energy.

     Robert L. Richards became a director and was appointed President and C.E.O. in September 2001. On February 28, 2004, Mr. Richards relinquished his position as C.E.O., but remained as a director and President. From 1982 to the present, he has been President of Robert L. Richards, Inc. as a consulting geologist with 27 years experience in the petroleum industry. He has also served as a geologist with Exxon, exploration geologist with Union Texas Petroleum, and regional exploration manager for Carbonit Exploration, Inc. From 2000 to the present, he has been President and C.E.O. of Derma - Rx, Inc., a formulator and marketer of skin care products. Also, from 1992 to August 2000, Mr. Richards was C.E.O. of Kaire Nutraceuticals, Inc., a developer and marketer of health and nutritional products. Mr. Richards served as Vice President of Continental Tax Corporation from March 1989 to August 1992. He has five and one-half years experience in the United States Air Force as an Instructor Pilot. Mr. Richards holds a B.S. degree in geology from Brigham Young University.

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

     John C. Corp became a director and Vice President on February 28, 2005. John G. Corp as a new director and a Vice President. Mr. Corp has more than 25 years of extensive experience in drilling, production and oilfield service operations in the Appalachian Basin. Prior to joining Trans Energy, Inc., he held various management positions with Belden & Blake Corp. from 1987-2004. He has a BS degree in Petroleum Engineering from Marietta (Ohio) College and is a member of the Society of Petroleum Engineers, the Ohio Oil & Gas Association and is chairman of the Technical Advisory Committee or the Ohio Department of Natural Resources.

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

     Rebecca L. Smith graduated from Harrisville (West Virginia) High School in 1986 and then from the Wilma Boyd Travel School in Pittsburgh, Pennsylvania. She was then employed as a travel agent in Philadelphia. Mrs. Smith joined Arvilla Well Service as a part-time employee in 1995 became a full- time employee of Arvilla Pipeline in 2000. Mrs. Smith is currently part owner and vice president of Arvilla Pipeline Construction Co., Inc. and is part owner and acting member of Arvilla Rental & Equipment, LLC and Arvilla Oilfield Services, LLC. Her responsibilities include supervising all the offices and the pipeline shop as well as overseeing the pipeline bid process. She is also active in the public relations business of both companies and contributed to the design of both Arvilla's brochure and web site. Mrs. Smith's Husband Clarence also serves as a director of Trans Energy.

     The following persons are considered key employees of Arvilla:

     Randy Ile. Mr. Ile is the rig superintendent for Arvilla's Ohio region and is primarily responsible for the region's service and swag rig activity. He has been with Arrow Oilfield Services (which is now Arvilla) since 1997. Mr. Ile graduated from high school in 1966 and served in the armed forces from 1966 to 1969. From 1971 to 1977, he worked as a "roughneck" (oilfield worker) for three years before becoming a driller. Mr. Ile also became a toolpusher for PEP Drilling from 1977 to 1987 and then a drilling superintendent from 1987 to 1997. He is a member of the Ohio Oil & Gas Association and completed BOP training in 1989.

     James Hawkins. Mr. Hawkins is the supervisor of oil and water hauling for Arvilla's Ohio region. He has been with Arrow Oilfield Services (Arvilla) since 1982 when he was initially hired as a rig hand. While with Arrow, Mr. Hawkins has been a well tender, treat truck driver, roustabout, heavy equipment operator, oil truck driver and dispatcher of Arrow's Ohio fluid hauling operations.

Item 10.      Executive Compensation

     We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors, nor have we entered into employment contracts with any of the aforementioned persons.

Cash Compensation

     For the past three fiscal years ended December 31, 2004, we have not paid any cash compensation for services rendered by our executive officers.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge as December 31, 2004, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, each director and all directors and officers as a group. Unless otherwise noted, the address of each person listed below is that of Trans Energy, 210 Second Street, St. Marys, West Virgina 26170.

Name and Address                  Amount and Nature of           Percent
of Beneficial Owner               Beneficial Ownership         of Class(1)
-------------------               --------------------         -----------
Robert L. Richards                         91,275(2)                 1.9 %
Loren E. Bagley                           239,647(3)                 5.1 %
William F. Woodburn                       419,724(4)                 8.9 %
Clarence E. Smith                         531,437                   11.2 %
Rebecca L. Smith                          531,437                   11.2 %

All directors and executive officers
  a group (5 persons)                   1,813,520                   38.3 %

     (1) Based upon 4,740,097 shares of common stock estimated to be outstanding on following the one share for 150 shares reverse stock split, the acquisition of Arvilla and the transactions contemplated thereby, and the issuance of shares in connection with acquisition of oil and gas leases and leasehold interests from Texas Energy Trust Company. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares immediately following the acquisition of Arvilla.
     (2) Includes 80,084 shares held in the name of Argene Richards, wife of Mr. Richards.
     (3) Includes 33,667 shares held in the name of Carolyn S. Bagley, wife of Mr. Bagley, over which Mrs. Bagley retains voting power.
     (4) Includes 133,667 shares in the name of Janet L. Woodburn, wife of Mr. Woodburn, over which shares Mrs. Woodburn retains voting power, and 133,333 in the name of a corporation owned by William and Janet Woodburn.

Item 12.          Certain Relationships and Related Transactions

     During the past two fiscal years, there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

     (a) Loren E. Bagley is President of Sancho, a principal purchaser of our natural gas. Mr. Bagley's wife, Carolyn S. Bagley is a director and owner of 33% of the outstanding capital stock of Sancho. Under our contract with Sancho, we have the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope Gas in 1988. This agreement is a flexible volume supply agreement whereby we receive the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index or the published Inside F.E.R.C. Index, at our option, for the first 1,500 Mcf purchased per day by Hope Gas and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for us there can be no assurance that prices paid by us to suppliers will be lower than the price which we would receive under the Hope Gas arrangement. During 2004, we paid Sancho an aggregate of approximately $11,059 pursuant to such contract.

     (b) On May 7, 1996, we borrowed $100,000 from William Stevenson. Such amount is repayable in one installment of principal and interest of $110,000 on November 7, 1996. Messrs. Bagley, William F. Woodburn and John B. Sims are jointly and severally liable with us for the repayment of such obligation. Such obligation is secured by the pledge of 50,000 shares of common stock owned by Mr. Woodburn's wife, Janet L. Woodburn. The note was subsequently purchased by Culpepper Cattle Company and converted to 173,333 shares of Trans Energy common stock on October 4, 2004.

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

Item 13.          Exhibits

     Exhibits

    Exhibit No.                    Exhibit Name
    -----------                    ------------

     2.1(1)    Stock  Acquisition  Agreement  between  Trans Energy and Loren E.
               Bagley and William F. Woodburn
     2.2(1)    Asset  Acquisition  Agreement  between Trans Energy and Dennis L.
               Spencer
     2.3(1)    Asset  Acquisition  Agreement  between  Trans  Energy  and  Tyler
               Pipeline, Inc.
     2.4(1)    Stock Exchange  Agreement between Trans Energy and Ritchie County
               Gathering Systems, Inc.
     2.5(1)    Plan and Agreement of Merger between Trans Energy,  Inc. (Nevada)
               and  Apple  Corp.  (Idaho),  to  facilitate  the  change  of  our corporate domicile to Nevada
     2.6(2)    Agreements related to acquisition of Vulcan Energy Corporation
     2.7(5)    Agreement and Plan of Reorganization with Arvilla, Inc.
     3.1(1)    Articles of Incorporation and all amendments  pertaining thereto, for Apple Corp., an Idaho corporation
     3.2(1)    Articles  of  Incorporation  for  Trans  Energy,  Inc.,  a Nevada
               corporation
     3.3(1)    Articles of Merger for the States of Nevada and Idaho
     3.4(1)    By-Laws 4.1(1) Specimen Stock Certificate
     10.1(1)   Marketing Agreement with Sancho Oil and Gas Corporation
     10.2(1)   Gas Purchase Agreement with Central Trading Company
     10.3(1)   Price Agreement with Key Oil Company
     10.4(3)   Settlement Agreement and Mutual Release
     10.5(4)   Agreement with Texas Energy Trust Company
     10.6(4)   Assignment  and  Agreement  with Texas Energy  Trust  Company and
               Cobham Gas Industries, Inc.
     21.1      Subsidiaries of Registrant (Revised)
     31.1      Certification   of  C.E.O.   Pursuant   to  Section  302  of  the
               Sarbanes-Oxley Act of 2002
     31.2      Certification of Principal Accounting Officer Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
     32.1      Certification  of C.E.O.  Pursuant to 18 U.S.C.  Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2      Certification  of  Principal  Accounting  Officer  Pursuant to 18
               U.S.C.  Section 1350,  as Adopted  Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002
     99.1(1)   Reserve Estimate and Evaluation of oil and gas properties 99.2(1)
               Reserve Estimate and Evaluation for Dennis L. Spencer wells
---------------------------

     (1)       Previously filed as exhibit to Form 10-SB.
     (2)       Previously filed as exhibit to Form 8-K dated August 7, 1995.
     (3)       Previously filed as exhibit to Form 8-K file January 23, 2004.
     (4)       Previously filed as exhibit to Form 8-K filed November 11, 2004.
     (5) Incorporated by reference in the Form 8-K filed December 9, 2004 to the Preliminary Information Statement pursuant to Section 14C filed with the SEC on December 8, 2004.

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

     Audit Fees
     ----------

     The aggregate fees billed by our independent auditors, H J & Associates, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2004 and 2003, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending April 30, June 30 and September 30, 2004 and 2003, were $24,119 for 2004 and $30,250 for 2003.

     Audit Related Fees
     ------------------

     For the years ended December 31, 2004 and 2003, there were no fees billed for assurance and related services by H J & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees
     --------

     For the years ended December 31, 2004 and 2003, fees billed by H J & Associates for tax compliance, tax advice and tax planning were $1,101 and $1,250, respectively.

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

                                           TRANS ENERGY, INC.

                                       BY:     /S/ CLARENCE E. SMITH
                                          --------------------------------------
                                           Clarence E. Smith,
                                           President and C.E.O.

Dated: April 27, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                  Title                                          Date
         ---------                                  -----                                          ----



/S/ CLARENCE E. SMITH                      C.E.O. and Director                                  April 27, 2005
----------------------------------
         Clarence E. Smith



/S/ ROBERT L. RICHARDS                     President and Director                               April 27, 2005
----------------------------------
         Robert L. Richards



/S/ LOREN E. BAGLEY                        Vice President and Director                          April 27, 2005
----------------------------------         Principal Financial Officer
         Loren E. Bagley


                                                                                                April 27, 2005
/S/  JOHN G. CORP                          Vice President and Director
----------------------------------
         John G. Corp



/S/  WILLIAM F. WOODBURN                   Secretary Treasurer/Treasurer and Director           April 27, 2005
----------------------------------         Chief Accounting Officer
         William F. Woodburn



/S/ REBECCA L. SMITH                        Director                                            April 27, 2005
------------------------------------
         Rebecca L. Smith

                       TRANS ENERGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

                                                   C O N T E N T S


Report of Independent Registered Public Accounting Firm ................... F-3

Consolidated Balance Sheet ................................................ F-4

Consolidated Statements of Operations ..................................... F-6

Consolidated Statements of Stockholders' Equity (Deficit).................. F-7

Consolidated Statements of Cash Flows ..................................... F-8

Notes to the Consolidated Financial Statements ............................F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Trans Energy, Inc. and Subsidiaries
St. Mary's, West Virginia

We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and Subsidiaries (the Company) as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of their operations and its cash flows for the year ended December 31, 2004 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has generated significant losses from operations, has an accumulated deficit of approximately $29,000,000 and has a working capital deficit of $2,980,431 at December 31, 2004, which together raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HJ & Associates, LLC
-----------------------------------
Salt Lake City, Utah
April 16, 2005

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                                   December 31,
                                                                       2004
                                                                    ----------
CURRENT ASSETS

   Cash                                                             $   79,662
   Accounts receivable, net (Note 1)                                   653,917
   Receivable from related party (Note 4)                                8,825
   Other current assets                                                  1,223
                                                                    ----------

     Total Current Assets                                              743,627
                                                                    ----------

PROPERTY AND EQUIPMENT, NET (Note 2)                                 3,372,599
                                                                    ----------

OTHER ASSETS

   Bonds                                                                50,159
   Deposits                                                              1,400
   Life insurance, cash surrender value                                 66,326
                                                                    ----------

     Total Other Assets                                                117,885
                                                                    ----------

       TOTAL ASSETS                                                 $4,234,111
                                                                    ==========








                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  December 31,
                                                                      2004
                                                                  ------------
CURRENT LIABILITIES

   Accounts payable - trade                                       $  1,277,375
   Related party payables (Note 4)                                     719,199
   Accrued expenses                                                    844,858
   Judgments payable (Note 7)                                           70,379
   Debentures payable (Note 9)                                          50,000
   Notes payable - current portion (Note 3)                            762,247
                                                                  ------------

     Total Current Liabilities                                       3,724,058
                                                                  ------------

LONG-TERM LIABILITIES

   Notes payable (Note 3)                                              108,190
   Asset retirement obligation (Note 1)                              1,571,749
                                                                  ------------

     Total Long-Term Liabilities                                     1,679,939
                                                                  ------------

       Total Liabilities                                             5,403,997
                                                                  ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 6)

   Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding
                                                                          --
   Common stock; 500,000,000 shares authorized at $0.001 par
    value; 3,555,074 shares issued and outstanding                       3,555
   Capital in excess of par value                                   27,854,647
   Accumulated deficit                                             (29,028,088)
                                                                  ------------

     Total Stockholders' Equity (Deficit)                           (1,169,886)
                                                                  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $  4,234,111
                                                                  ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                                        TRANS ENERGY, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Operations

                                                       For the Years Ended
                                                            December 31,
                                                    ---------------------------
                                                       2004             2003
                                                    -----------     -----------


REVENUES                                            $ 2,390,099     $ 1,902,836
                                                    -----------     -----------

COSTS AND EXPENSES

  Cost of oil and gas                                 1,736,444       1,536,434
  Salaries and wages                                    375,539         381,743
  Depreciation, depletion and amortization              321,115         961,181
  Selling, general and administrative                   241,128         210,926
                                                    -----------     -----------

    Total Costs and Expenses                          2,674,226       3,090,284
                                                    -----------     -----------

LOSS FROM OPERATIONS                                   (284,127)     (1,187,448)
                                                    -----------     -----------

OTHER INCOME (EXPENSE)

  Other income                                           12,891            --
  Gain on disposition of debt                           416,560         231,702
  Interest expense                                     (193,683)       (404,336)
  Loss on sale and valuation of assets, net                --          (266,496)
  Loss on extinguishments of debt                      (653,257)        (11,268)
  Gain on disposition of assets                         198,768         172,152
                                                    -----------     -----------

  Total Other Income (Expense)                         (218,721)       (278,246)
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES,
 AND CHANGE IN ACCOUNTING PRINCIPAL                    (502,848)     (1,465,694)

INCOME TAXES                                               --              --
                                                    -----------     -----------

CHANGE IN ACCOUNTING PRINCIPAL, NET OF
 INCOME TAXES                                              --          (116,486)
                                                    -----------     -----------

NET LOSS - attributed to common shareholders        $  (502,848)    $(1,582,180)
                                                    ===========     ===========

BASIC LOSS PER SHARE

  Operations                                        $     (0.22)    $     (0.87)
  Change in accounting principal                           --             (0.07)
                                                    -----------     -----------

    Total Basic Loss Per Share                      $     (0.22)    $     (0.94)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                          2,277,486       1,687,504
                                                    ===========     ===========



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Restated Consolidated Statements of Stockholders' Equity (Deficit)

                                            Preferred Stock               Common Stock             Capital in
                                    -----------------------------   ---------------------------     Excess of    Accumulated
                                       Shares          Amount          Shares         Amount        Par Value      Deficit
                                    ------------    -------------   ------------   ------------   ------------   ------------


Balance, December 31, 2002
  (Restated)                                --               --        1,583,463          1,584     23,281,719    (26,943,060)

Common stock issued for
  services                                  --               --           23,333             23         10,477           --

Common stock issued for
  conversion of convertible
  debt                                      --               --            1,000              1          5,249           --

Common stock issued for
  extinguishments of
  related party debt                        --               --          152,221            152         29,891           --

Common stock issued for
  extinguishments of debt                   --               --           33,388             33         45,040           --

Net loss for the year ended
  December 31, 2003                         --               --             --             --             --       (1,582,180)
                                    ------------    -------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003
  (Restated)                                --      $        --        1,793,405   $      1,793   $ 23,372,376   $(28,525,240)

Common stock issued for
  debt and interest
  January 2004                              --               --          163,704            164        297,695           --


Common stock issued for
  debt and interest
  October 2004                              --               --        1,353,332          1,353      2,434,647           --

Common stock issued for
  Acquisition, December 2004                --               --          344,633            245        403,400          --

Contributed capital,
  December 2004                             --               --             --             --        1,346,529          --

Net loss for the year ended
  December 31, 2004                         --               --             --             --             --         (502,848)
                                    ------------    -------------   ------------   ------------   ------------   ------------

Balance, December 31, 2004                  --      $        --        3,555,074   $      3,555   $  2,854,647   $(29,028,088)
                                    ============    =============   ============   ============   ============   ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                 For the Years Ended
                                                                     December 31,
                                                              --------------------------
                                                                 2004            2003
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $  (502,848)   $(1,582,180)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
    Depreciation, depletion and amortization                      321,115        961,181
    Loss on sale and valuation of assets                             --          266,496
    Loss on extinguishments of debt                               653,257         11,268
    Gain on disposition of assets                                (198,768)      (172,152)
    Common stock issued for services and
     beneficial conversion features                                  --           10,500
    Gain on disposition of debt                                  (416,560)      (231,702)
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                   (397,761)       (60,070)
    Decrease (increase) in other receivable                        49,627           --
    (Increase) decrease in prepaid and other current assets         2,872        (62,078)
    (Decrease) increase in accounts payable                       523,519        682,320
    (Decrease) increase in advances from related parties          416,591           --
    (Decrease) increase in accrued expenses                       263,690           --
    Decrease in judgments payable                                  (2,500)      (385,697)
    Increase in environmental remediation                        (103,138)       200,000
                                                              -----------    -----------

     Net Cash Provided (Used) by Operating Activities             609,096       (362,114)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of property and equipment                   200,000        670,000
   Expenditures for property and equipment                           --         (152,848)
   Proceeds from sale of life insurance cash value                 53,367           --
   Payment on other non current assets                               (932)          --
                                                              -----------    -----------

    Net Cash Provided by Investing Activities                     252,435        517,152
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Change in cash overdraft                                       (49,120)        49,120
   Principal payments to related parties                         (280,000)      (249,161)
   Proceeds from related parties                                     --          233,650
   Principal payments on notes payable                           (241,402)      (217,980)
   Principal payments on judgment payable                        (212,000)      (217,980)
   Proceeds from notes payable                                       --           17,289
                                                              -----------    -----------
   Net Cash (Used) by Financing Activities                    $  (782,522)   $  (167,082)
                                                              -----------    -----------

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                                   For the Years Ended
                                                                       December 31,
                                                                --------------------------
                                                                   2004            2003
                                                                -----------    -----------
Cash acquired in acquisition of subsidiary                      $       470   $      --
                                                                -----------   -----------

NET INCREASE (DECREASE) IN CASH                                      79,479       (12,044)
CASH, BEGINNING OF YEAR                                                 183        12,227
                                                                -----------   -----------

CASH, END OF YEAR                                               $    79,662   $       183
Bzat                                                            =============   =========
                                                                  1,234,567     1,234,567
CASH PAID FOR:

  Interest                                                      $      --     $   295,947
  Income taxes                                                  $      --     $      --

NON-CASH FINANCING ACTIVITIES:

  The Company acquired 100% of Cobham Gas Industries, Penine Resources, Inc., and Belmont Energy, Inc. The Company issued 244,633 shares of common stock for net assets of $892,344 were acquired for common stock valued at $403,645 and notes payable of $488,699.

  The Company issued 163,704 shares of common stock for debt relief of $297,859. The Company recorded a loss of $224,003 as part of this transaction.

  Various key employees and consultants of the Company contributed $1,346,530 of previously accrued liabilities.

  The Company issued 1,353,332 shares of common stock for debt relief of $2,436,000. The Company recorded a loss of $543,913 as part of this transaction.

  The Company settled $519,773 of notes payable and accrued interest for $210,000. The Company recorded at gain on settlement of debt in the amount of $309,773.

  The Company disposed net assets of $63,632 for proceeds of $131,000. The Company recorded a loss of $67,368 on disposal of assets.

  The Company recognized $105,395 gain on settlement of aged accounts payables.

  For the year ended December 31, 2003

  The Company issued common stock for services and beneficial conversion features valued at $10,500.

  The Company issued common stock for conversion of debt and interest of $80,366

  The Company issued common stock issued for conversion of preferred stock and dividends.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

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

         b. Principles of Consolidation

         The consolidated financial statements include the Company and its wholly owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc, Tyler Energy, Inc., Cobham Gas Industries, Inc., Penine Resources, Inc., and Belmont Energy, Inc. All significant intercompany accounts and transactions have been eliminated.

         c. Accounting Method

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c. Accounting Method (Continued)

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

         d. Basic Loss per Share of Common Stock

         The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. Fully diluted loss per share of common stock is not disclosed as the common stock equivalents are antidilutive in nature.

                                                           For the Years Ended December 31,
                                                                2004              2003
                                                            --------------   --------------
                    Numerator:
                     Loss from operations                  $     (502,848)   $   (1,465,694)
                     Change in accounting principal                  --            (116,486)
                                                            -------------    ---------------
                         Net Loss                           $    (502,848)   $   (1,582,180)
                                                            =============    ===============
                    Denominator - weighted average shares       2,277,486          1,687,504
                                                            =============    ===============
                    Net loss per share:
                     Change in accounting principal         $       (0.00)   $         (0.07)
                      Loss from operations                          (0.22)             (0.87)
                                                            -------------    ---------------
                         Total Basic Loss Per Share         $       (0.22)   $         (0.94)
                                                            =============    ===============

         At December 31, 2004, the Company had a convertible debenture and accrued interest which could have been converted into approximately 33,000 shares of common stock, which have been excluded from loss per share because the effect would be anti-dilutive.

         e. Provision for Taxes

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e. Provision for Taxes (Continued)

         Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:


                                               2004           2003
                                           -----------    -----------

               Deferred tax assets:
                 NOL carryover             $ 9,747,505    $ 8,183,500
                 Accrued expenses              246,200           --

               Deferred tax liabilities:
                 Accrued Wages                    --         (493,900)

               Valuation allowance          (9,993,705)    (7,689,600)
                                           -----------    -----------

               Net deferred tax asset      $      --      $      --
                                           ===========    ===========

               The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:


                                               2004           2003
                                           -----------    -----------

               Book income                 $  (196,110)   $  (573,300)
               Other                                50        (16,831)
               Penalties                          --            5,370
               Officer Insurance                 1,460          6,645
               Stock for Services                 --            4,095
               Accrued Wages                      --          115,810
               Loss on debt                    299,490           --
               Impairment Loss                    --           33,945
               Accrued Interest/Payroll          2,198        424,265
               Valuation allowance            (107,088)          --
                                           -----------    -----------

                                           $      --      $      --
                                           ===========    ===========


         At December 31, 2004, the Company had net operating loss carryforwards of approximately $24,000,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


         f. Asset Retirement Obligation

         The following is a description of the changes to the Company's asset retirement obligation from January 1 through December 31, 2004:

            Reclamation obligation (asset retirement obligation)
             as reported at December 31, 2003                       $   200,000
            Impact of adopting SFAS No. 143                                --
            Acquisition of subsidiary                                 1,474,887
            Accretion expense:
            Revision in reclamation cost estimates                     (103,138)
            Accretion expense - January 1, 2004 through
             December 31, 2004                                             --
                                                                    ------------

            Reclamation obligation at December 31, 2004             $ 1,571,749
                                                                    ============

         g. Presentation

         Certain 2003 balances have been reclassified to conform to the presentation of the 2004 consolidated financial statements.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k. Accounts Receivable

         Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectibilitiy of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

         l. New Accounting Pronouncements

         On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         l. New Accounting Pronouncements (Continued)

         In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

         In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

         The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

         m. Stock Split

         On November 29, 2004 the board of directors and stockholders holding a majority of outstanding common stock of the Company approved a one share for 150 shares reverse split of the common stock. All references to per share data and common stock have been restated to reflect the effect of this reverse split.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 2 - PROPERTY AND EQUIPMENT

         At December 31, 2004, property and equipment consisted of:

         Vehicles                              $103,118
         Machinery and equipment                  1,600
         Furniture and Fixtures                   1,848
         Pipelines                            1,387,440
         Well equipment                         280,155
         Leasehold acreage                       95,945
         Acumulated depreciation             (1,241,745)
                                            ------------

              Total Fixed Assets            $   628,361
                                            ============

         Depreciation expense for the year ended December 31, 2004 was $195,150.

         At December 31, 2004 the Company's proved properties consist of costs in the following:


               Wells, Wyoming                $   3,079,481
               Wells, West Virginia              2,346,600
               Less: accumulated depletion      (2,681,843)
                                             --------------

                                             $   2,744,238

         Depletion expense for the year ended December 31, 2004 was $125,965.

         Productive Gas Wells

         The following summarizes the Company's productive oil and gas wells as of December 31, 2004. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.

                                                             Gross           Net
                                                      ---------------  ---------------
                 Productive oil wells, Wyoming                  6               2
                 Oil and gas wells, West Virginia             203             203
                                                      ---------------  ---------------

                                                              209             205
                                                      ===============  ===============

         The Company operates its West Virginia wells and does not operate its Wyoming wells.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 2 - PROPERTY AND EQUIPMENT (Continued)

         Oil and Gas Acreage

         The following table sets forth the undeveloped leasehold acreage, by area, held by the Company as of December 31, 2004. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which the Company has a working interest. Net acres are the sum of the Company's fractional interests owned in the gross acres. In certain leases, the Company's ownership varies at different depths; therefore, the net acres in these leases are calculated using the lowest ownership interest at any depth.

                                                          Gross        Net
                                                       ----------   --------

                  Wyoming, approximately                   11,418     10,763
                  West Virginia, approximately             15,000     13,125
                                                       ----------   --------

                                                           26,418     23,888
                                                      ===========   ========

NOTE 3 - LONG-TERM DEBT

         The Company had the following debt obligations at December 31, 2004:
              Note payable to an individual,  due on demand, bearing interest at
               New York prime +1%, interest payments due monthly, secured by
               equipment.                                                           $   292,078

              Union Bank of Tyler County, interest at 10% due quarterly,
               renewable, due on demand, unsecured                                       19,683


              New York Life, 5.87% interest rate, due upon demand,
               secured by life insurance cash value                                      63,340

              Union Bank of Tyler County, $332 due monthly, 10% interest
               rate, due November 20, 2005, secured by a vehicle.                         3,521

              BB&T Bank, bank's prime + 1.25%, due October, 17, 2008,
               secured by well equipment                                                 98,979

              Ford Motor Credit, $247 due monthly, 7.90% interest rate,
               due October 1, 2007, secured by a vehicle                                  7,098

              Ford Motor Credit, $245 due monthly, 8.99% interest rate,
               due August 28, 2007, secured by a vehicle                                  7,062
                                                                                    -----------

                                            Balance forward                             491,761
                                                                                    -----------

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 3 -      LONG-TERM DEBT (Continued)
                                            Balance forward                         $   491,761

              Ford Motor Credit, $277 due monthly, 8.99% interest rate,
               due September1, 2007, secured by a vehicle                                 8,675

              Ford Motor Credit, $491 due monthly, 5.90% interest rate,
               due February 1, 2007, secured by a vehicle                                10,453

              Wesbanco, interest payable quarterly, prime +1%, due on demand,
               secured by officers' personal assets.                                    285,417

              Union Bank of Tyler County, principal and interest payments of
               $326 due monthly, interest at 5.0%, secured by a vehicle.                 13,357

              Note due to a private individual, due on demand with interest
               at 7.00%, due upon demand                                                 60,774
                                                                                    -----------

                          Total                                                         870,437


                          Less Current Portion                                          762,247
                                                                                    -----------

Total Long-Term Debt                                                                $   108,190
                                                                                    ===========

              Future maturities of long-term debt are as follows:

                          2005                                                      $   762,247
                          2006                                                           40,542
                          2007                                                           36,402
                          2008                                                           31,246
                          2009                                                                -
                          2010 and thereafter                                                 -
                                                                                    -----------

                              Total                                                 $   870,437
                                                                                    ===========

         At December 31, 2004, total interest accrued for these debt obligations was $21,388.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

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

         c. Receivables and Payables

         The Company has various payables to the officers and companies of the officers. These amounts have been grouped together with a net payable of $719,199 and receivable of $8,825 at December 31, 2004. At December 31, 2004, total interest accrued in the net related party payable was $14,017, which is included in the total owed to the related parties.

NOTE 5 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

         The Company's marketing arrangement with Sancho accounted for approximately 82% and 82% of the Company's revenue for the years ended December 31, 2004 and 2003, respectively in Tyler Construction Company. This marketing agreement is in effect until December 1, 2008. Another customer also generated sales of 99% and 99% of Ritchie County total sales in 2004 and 2003, respectively.

NOTE 6 - STOCKHOLDERS' EQUITY

         Preferred Stock -The Company has authorized 10,000,000 shares of $.001 par value preferred stock. The preferred stock shall have preference as to dividends and to liquidation of the Company.

         Common Stock - The Company has authorized 500,000,000 shares of $.001 par value common stock.

         In January 2003, the Company issued 23,333 shares of common stock valued at $.45 per share for total cash consideration of $10,500.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

         In March 2003, the Company issued 1,000 shares of common stock valued at $5.25 per share for the conversion of convertible debt of $5,250.

         In June 2003, the Company issued 152,221 shares of common stock for the extinguishment of related party debt valued at $30,043.

         In December 2003, the Company issued 33,388 shares of common stock for the extinguishment of debts valued at $33,805.

         In January 2004, the Company issued 163,704 shares of common stock for debt relief of $297,859.

         In December 2004, the Company issued 1,353,332 shares of common stock for debt relief of $2,436,000.

         In December 2004, key employees of the Company contributed $1,346,529 of accrued payroll and services.

         In December 2004, the Company issued 244,633 shares of common stock for an acquisition of a subsidiary valued at $403,645.

NOTE 7 - JUDGMENTS PAYABLE

         Core Laboratories, Inc.
         -----------------------

         On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At December 31, 2004, the Company had accrued a balance of $13,587 including interest of $4,720 which is included in judgments payable and accrued expenses, respectively.

         RR Donnelly
         -----------

         On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At December 31, 2004, the Company has accrued a balance of $56,792 including interest of $29,704 which is included in judgment payable and accrued expenses, respectively.

NOTE 8 - GOING CONCERN

         The Company's consolidated financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2004 of approximately $29,000,000, and has a working capital deficit at December 31, 2004 of $2,980,431.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 8 - GOING CONCERN (Continued)

         Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         At December 31, 2004, the Company owed a remaining $52,500 on the debentures consisting of $50,000 for a debenture, $24,853 in accrued Interest, and $2,500 in penalties.

              A convertible  debentures  dated 2001 bearing  interest at 10% with interest and principal due upon demand; unsecured; convertible
               into the Company's common stock at  $0.035 per share                    $50,000
                                                                                       -------

              Less current portion                                                      50,000
                                                                                       -------

              Long-term portion                                                        $  --
                                                                                       =======

NOTE 10 - BUSINESS SEGMENTS

         The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company conducts its operations principally as oil and gas sales with Trans Energy, Prima Oil, and Cobham Gas & Oil, Inc., Penine Resources, Inc., and Belmont Energy, inc. and pipeline transmission with Ritchie County and Tyler Construction.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 10 - BUSINESS SEGMENTS (Continued)

              Certain financial information concerning the Company's operations in different industries is as follows:

                                                For the
                                               Years Ended      Oil and Gas            Pipeline          Corporate
                                               December 31,        Sales             Transmission        Unallocated
                                               ------------     -----------          ------------        -----------

              Oil and gas revenue                2004          $   986,220           $ 1,403,879           $ --
                                                 2003              535,278             1,367,558             --

             Operating loss applicable to
              industry segment                   2004              523,857                68,155             --
                                                 2003              994,005               193,443             --

              Interest expense                   2004             (156,277)              (37,407)            --
                                                 2003             (344,923)              (59,413)            --

              Other income (expenses)            2004                 --                    --               --
                                                 2003               20,386               105,704             --

              Assets
                (net of intercompany accounts)   2004            2,033,346               680,956             --
                                                 2003              766,733               638,316             --

              Depreciation and amortization      2004              220,836                74,043             --
                                                 2003              870,537                90,644             --

              Property and equipment
               acquisitions                      2004            2,613,460                  --               --
                                                 2003              152,848                  --               --

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

         The Company had no options granted or outstanding at December 31, 2004 and 2003.
                                      F-22

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 12- SUBSEQUENT EVENTS

         Acquisition - On January 31, 2005, the Company finalized the acquisition of Arvilla Oilfield Services, LLC., a West Virginia limited liability company, and have assumed all operations, assets and liabilities of Arvilla. Arvilla provides well servicing, work over and related transportation services to independent oil and natural gas producers in the northeast region of the United States. It also performs ongoing maintenance and major overhauls necessary to optimize the level of production from existing oil and natural gas wells and provides certain ancillary services during the drilling and completion of new wells.

         Stock Issuance - Subsequent to December 31, 2004, the Company issued 50,000 shares of common stock to a consultant for services to be rendered.

NOTE 13- RESTATEMENT

         The accompanying  December 31, 2003 Statement of  Stockholders'  Equity
         has  been  restated  to  reflect  changes  from  previously   published
         financial statements as follows:


                                  As originally
                                    published       Restated
                                      2003            2003           Change
                                ---------------  ---------------  ------------

          Balance sheet data:
             Accrued expenses     $    954,749    $     675,787     $   278,962
             Retained deficit     $ 28,804,202    $  28,525,240     $  (278,962)

         The Company had accrued penalties associated with the issuance of convertible debentures. The Company failed to file a registration statement and accrued penalties. Many of the debentures converted into common stock as full satisfaction of liabilities. The Company failed to reverse the accrual at the time of conversion. During 2004, the Company recorded this transaction as a prior period adjustment and has accordingly restated the accounts affected.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2004 and 2003
                                   (Unaudited)

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES

         (1)            Capitalized Costs Relating to Oil
                          and Gas Producing Activities

                                                                                    December 31,
                                                                                2004           2003
                                                                             -----------    -----------
                       Proved oil and gas producing properties and related
                        lease and well equipment                             $ 7,093,676    $ 3,171,426
                       Unproved oil and gas properties                            95,945         99,945
                       Accumulated depreciation and depletion                 (3,870,878)    (2,555,878)
                                                                             -----------    -----------

                       Net Capitalized Costs                                 $ 3,318,747    $   715,493
                                                                             ===========    ===========

               (2)           Costs Incurred in Oil and Gas Property
                      Acquisition, Exploration, and Development Activities

                                                                          For the Years Ended
                                                                              December 31,
                                                                       2004                2003
                                                                ----------------    ----------------
                       Acquisition of Properties
                          Proved                                $  2,346,600        $      --
                          Unproved                                      --                 --
                       Exploration Costs                                --                 --
                       Development Costs                                --                 --

               The Company does not have any investments accounted for by the equity method.


S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

               (3)          Results of Operations for
                              Producing Activities

                                                                            For the Year Ended
                                                                               December 31,
                                                                         ----------------------
                                                                            2004         2003
                                                                         ---------    ---------

               Sales                                                     $ 557,765    $ 535,278

               Production costs                                           (198,000)    (299,851)
               Depreciation and depletion                                 (220,837)    (841,250)
               Income tax expenses                                            --           --
                                                                         ---------    ---------

               Results of operations for producing activities
                (excluding the activities of the pipeline transmission
                operations, corporate overhead and interest costs)       $(137,928)   $(605,823)
                                                                         =========    =========

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2004 and 2003
                                   (Unaudited)

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (4) Reserve Quantity Information

                                                           Oil         Gas
                                                           BBL         CF
                                                        --------    --------

         Proved developed and undeveloped reserves

         End of the year 2003                            99,880        --

         Revisions of previous estimates
         Improved recovery                                 --          --
         Purchases of minerals in place                  23,506     550,866
         Extensions and discoveries                        --          --
         Production                                    (16,287)      (7,911)
         Sales of minerals in place                        --          --
                                                       --------    --------

         End of the year 2004                           106,649     542,955
                                                       ========    ========
         Proved developed reserves:
                                                          Oil         Gas
                                                          BBL         CF
                                                       --------    --------

         End of the year 2003                            99,880        --
         End of the year 2004                           106,649     542,955


         During the years ended December 31, 2004 and 2003, the Company had reserve studies and estimates prepared on its various properties. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2004 and 2003
                                   (Unaudited)

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

        (5)            Standardized Measure of Discounted
                         Future Net Cash Flows Relating
                         to Proved Oil and Gas Reserves


                              At December 31, 2004
                                                                    Trans Energy
                                                                        and
                                                                    Subsidiaries
                                                                    ------------

         Future cash inflows                                        $ 6,996,464
         Future production and development costs                     (1,539,222)
         Future income tax expense                                         --
                                                                    -----------
         Future net cash flows                                        5,457,242
         Discounted for estimated timing of cash flows               (1,018,406)
                                                                    -----------

         Standardized measure of discounted future net cash flows   $ 4,438,836
                                                                    ===========


                                 At December 31, 2003


         Future cash inflows                                        $ 3,220,287
         Future production and development costs                       (740,666)
         Future income tax expense                                         --
                                                                    -----------
         Future net cash flows                                        2,479,621
         10% annual discount for estimated timing of cash flows        (615,244)
                                                                    -----------

         Standardized measure of discounted future net cash flows   $ 1,864,377
                                                                    ===========


         Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2004 and 2003
                                   (Unaudited)

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (5)           Standardized Measure of Discounted
                        Future Net Cash Flows Relating to
                     Proved Oil and Gas Reserves (Continued)

         The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                                                 For the Years Ended
                                                                    December 31,
                                                                 2004           2003
                                                              -----------    -----------

          Standardized measure, beginning of year             $ 1,864,377    $ 4,314,941
          Oil and gas sales, net of production costs                 --             --
          Sales of mineral in place                              (125,966)    (2,411,293)
          Purchases                                             2,375,205           --
          Net change due to revisions in quantity estimates       325,220        (39,271)
          Accretion of discount items                                --             --
                                                              -----------    -----------

          Sandardized measure, end of year                    $ 4,438,836    $ 1,864,377
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