Form 10QSB
period 2005-03-31
TRANS ENERGY INC
filed 2005-06-21
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding as of March 31, 2005
------------------------------                --------------------------------
 Common Stock, $.001 par value                           4,815,098


                                TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       3

                  Consolidated Balance Sheets - March 31, 2005 (Unaudited) and
                    December 31, 2004................................................................       4

                  Consolidated Statements of Operations - three months ended
                     March 31, 2005 and 2004 (Unaudited).............................................       6

                  Consolidated Statements of Stockholders' Equity (Deficit)..........................       7

                  Consolidated Statements of Cash Flows - three months ended
                     March 31, 2005 and 2004 (Unaudited).............................................       8

                  Notes to Unaudited Condensed Consolidated Financial Statements ....................      10

Item 2.      Management's Discussion and Analysis and Results of Operations..........................      18

Item 3.      Controls and Procedures.................................................................      20

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      20

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.............................      21

Item 3.      Defaults Upon Senior Securities.........................................................      21

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      21

Item 5.      Other Information.......................................................................      22

Item 6.      Exhibits and Reports on Form 8-K........................................................      22

             Signatures..............................................................................      23

                                     PART I

Item 1.       Financial Statements

     The accompanying consolidated balance sheet of Trans Energy, Inc. at March 31, 2005 (unaudited) and December 31, 2004, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the consolidated three months ended March 31, 2005 and 2004, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.






                               TRANS ENERGY, INC.
                                 AND SUBSIDARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2005 and December 31, 2004

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                                      March 31,    December 31,
                                                                        2005          2004
                                                                   -----------     -----------
                                                                    (Unaudited)
CURRENT ASSETS
   Cash                                                            $   164,204     $    79,662
   Accounts receivable, net                                          1,811,473         653,917
   Other receivables                                                    53,420           8,825
   Prepaid expenses                                                     85,131           1,223
                                                                   -----------     -----------

     Total Current Assets                                            2,114,228         743,627
                                                                   -----------     -----------

PROPERTY AND EQUIPMENT, NET                                          8,665,050       3,372,599
                                                                   -----------     -----------

OTHER ASSETS
   Bonds                                                                50,159          50,159
   Prepaid loan costs                                                   19,810            --
   Deposits                                                             16,268           1,400
   Customer lists                                                      766,649            --
   Life insurance, cash surrender value                                 67,726          66,326
                                                                   -----------     -----------

     Total Other Assets                                                920,612         117,885
                                                                   -----------     -----------

     TOTAL ASSETS                                                  $11,699,890     $ 4,234,111
                                                                   ===========     ===========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   March 31,     December 31,
                                                                     2005            2004
                                                                 ------------    ------------
                                                                  (Unaudited)
CURRENT LIABILITIES
   Accounts payable - trade                                      $  1,506,521    $  1,277,375
   Related party payables (Note 6)                                    989,377         719,199
   Accrued expenses                                                   986,254         844,858
   Judgments payable (Note 3)                                          70,379          70,379
   Debentures payable                                                  50,000          50,000
   Notes payable - current portion                                    611,795         762,247
                                                                 ------------    ------------


     Total Current Liabilities                                      4,214,326       3,724,058
                                                                 ------------    ------------

LONG-TERM LIABILITIES

   Notes payable                                                    4,555,876         108,190
   Asset retirement obligation                                      1,749,315       1,571,749
                                                                 ------------    ------------

     Total Long-Term Liabilities                                    6,305,191       1,679,939
                                                                 ------------    ------------

       Total Liabilities                                           10,519,517       5,403,997
                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT) (Note 7 and 8)

   Preferred stock; 10,000,000 shares authorized at $0.001 par
    value; -0- shares issued and outstanding                             --              --
   Common stock; 500,000,000 shares authorized at $0.001 par
    value; 4,815,098 and 3,555,074 shares issued
   and outstanding, respectively                                        4,815           3,555
   Capital in excess of par value                                  30,365,935      27,854,647
   Comprehensive Income                                                (3,301)           --
   Deferred expenses                                                  (92,500)           --
   Accumulated deficit                                            (29,094,576)    (29,028,088)
                                                                 ------------    ------------

     Total Stockholders' Equity (Deficit)                           1,180,373      (1,169,886)
                                                                 ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                          $ 11,699,890    $  4,234,111
                                                                 ============    ============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Consolidated Statements of Operations and Other Comprehensive Loss
                                   (Unaudited)


                                                        For the Three Months Ended
                                                                 March 31,
                                                            2005           2004
                                                        -----------    -----------
REVENUES                                                $ 2,550,540    $   579,730
                                                        -----------    -----------

COSTS AND EXPENSES

  Cost of sales and oil and gas                           1,714,950        619,521
  Salaries and wages                                         67,900         94,915
  Depreciation, depletion, amortization and accretion       305,892        341,188
  Selling, general and administrative                       443,967         35,875
                                                        -----------    -----------

     Total Costs and Expenses                             2,532,709      1,091,499
                                                        -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                17,831       (511,769)
                                                        -----------    -----------

OTHER INCOME (EXPENSE)

  Gain on disposal of asset                                   2,355        175,910
  Loss on sale of asset                                     (14,894)          --
  Gain on settlement of debt                                  2,306       (246,836)
  Interest expense                                          (74,086)       (50,218)
                                                        -----------    -----------

     Total Other Income (Expense)                           (84,319)      (121,144)
                                                        -----------    -----------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                    (66,488)      (632,913)

INCOME TAXES                                                   --             --
                                                        -----------    -----------

NET LOSS                                                $   (66,488)   $  (632,913)

OTHER COMPREHENSIVE LOSS
  Changes due to hedging activities                          (3,301)          --
                                                        -----------    -----------

NET COMPREHENSIVE LOSS                                  $   (69,789)   $  (632,913)
                                                        ===========    ===========

BASIC LOSS PER SHARE                                    $     (0.02)   $     (0.33)
                                                        ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                       4,381,090      1,936,944
                                                        ===========    ===========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity (Deficit)

                                          Preferred Stock             Common Stock
                                    --------------------------  -------------------------   Capital In
                                                               Comprehensive  Accumulated    Excess of   Comprehensive Accumulated
                                       Shares         Amount       Shares       Amount       Par Value      Income       Deficit
                                    ------------  ------------  ------------ ------------  ------------  ------------  -----------
Balance, December 31, 2004
   (Restated)                               --    $       --       3,555,074 $      3,555  $ 27,854,647  $       --    $(29,028,088)

Common stock issued for
   services to be rendered
   (unaudited)                              --            --          50,000           50        92,450          --            --

Common stock issued for
   the conversion of debt
   (unaudited)                              --            --          25,000           25        49,975          --            --

Common stock issued for
   purchase of Arvilla
   (unaudited)                              --            --       1,185,024        1,185     2,368,863          --            --

Changes due to hedging activities           --            --            --           --            --          (3,301)         --

Net loss for the three months ended
   March 31, 2005 (unaudited)               --            --            --           --            --            --         (66,488)
                                    ------------  ------------  ------------ ------------  ------------  ------------  -----------

Balance, March 31, 2005 (unaudited)         --    $       --       4,815,098 $      4,815  $ 30,365,935  $     (3,301) $(29,094,576)
                                    ============  ============  ============ ============  ============  ============  ============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                               For the Three Months Ended
                                                                        March 31,
                                                                   2005           2004
                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $   (66,488)   $  (632,913)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation, depletion, amortization and accretion           305,892        341,188
     Net gain from sale of assets                                   (2,355)      (175,910)
     (Gain) loss on extinguishment of debt                          (2,306)       246,836
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                             (26,834)      (100,599)
     (Increase) in prepaids                                        (83,908)          --
     (Increase) in other current assets                            (41,365)          --
     (Decrease) increase in accounts payable and
      current liabilities                                         (229,610)       439,407
     Decrease in accrued expenses                                  (48,579)          --
                                                               -----------    -----------

       Net Cash Provided by Operating Activities                  (195,553)       118,009
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of assets                                      1,260        201,000
   Cash acquired from subsidiary                                   408,333           --
   Expenditures for property and equipment                        (198,443)          --
                                                               -----------    -----------

       Net Cash Provided by Investing Activities                   211,150        201,000
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Change in bank overdraft                                           --          (49,120)
   Payments on related party payables                               (6,640)       (88,997)
   Proceeds from related party notes                               168,328        185,000
   Principal payments on notes payable                             (92,743)      (272,036)
                                                               -----------    -----------

       Net Cash Used by Financing Activities                        68,945       (225,153)
                                                               -----------    -----------

NET INCREASE IN CASH                                                84,542         93,856

CASH, BEGINNING OF PERIOD                                           79,662            183
                                                               -----------    -----------

CASH, END OF PERIOD                                            $   164,204    $    94,039
                                                               ===========    ===========

                  The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                               For the Three Months Ended
                                                                       March 31,
                                                                2005                 2004
                                                              ----------          ----------

CASH PAID FOR:

   Interest                                                   $     --            $    4,918
   Income taxes                                               $     --            $     --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt relief                        $   50,000          $   47,856
   Common stock issued for services to                        $   92,500          $   26,000
     be rendered
   Common stock issued for the net assets
   over liabilities in the purchase
     of Arvilla Inc. and subsidiary                           $2,370,048          $     --

                  The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2005 is not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


NOTE 2 - GOING CONCERN

     The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2005 of $ 29,094,576, and has a working capital deficit at March 31, 2005 of $2,100,098. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

NOTE 3 - CONTINGENCIES AND COMMITTMENTS

     Core Laboratories, Inc.

     On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At March 31, 2005 the Company had accrued a balance including interest of $13,587 which is included in judgments payable. The Company is currently in default on this judgment.

     RR Donnelly

     On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At March 31, 2005, the Company has accrued a balance including interest of $56,792 which is included in judgment payable as a current liability. The Company is currently in default on this judgment.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 3 - CONTINGENCIES AND COMMITMENTS (continued)

     Arvilla Oilfield Services is required under a certain loan agreement to maintain specific financial ratios under covenants contained in the loan agreement. At March 31, 2005 and December 31, 2004 Arvilla was in compliance with those covenants.


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

     Certain financial information concerning the Company's operations in different industries is as follows:

                                For the
                              Three Months
                                Ended     Oil and Gas     Pipeline        Well
                               March 31,     Sales     Transmission     Servicing
                              ---------  -----------    -----------    -----------

Oil and gas revenue               2005   $   227,621    $   524,312    $ 1,798,607
                                  2004        55,356        524,374           --

Operating income (loss)
 applicable to industry
 segment                          2005      (216,811)       (11,201)       245,843
                                  2004      (514,239)         2,470           --

General corporate expenses
 not allocated to industry
 segments                         2005          --             --             --
                                  2004          --             --             --

Interest expense                  2005       (18,867)        (8,198)       (47,021)
                                  2004       (45,450)        (4,768)          --

Other income (expenses)           2005       (12,601)        (1,120)         3,488
                                  2004      (115,836)        44,910           --

Assets
 (net of intercompany accounts)   2005     3,485,768        551,992      7,662,130
                                  2004       541,559        580,992           --

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 4 -      BUSINESS SEGMENTS (continued)
Depreciation and amortization     2005         85,415        18,441        202,036
                                  2004        322,467        18,721           --

Property and equipment
Acquisitions (Deletions)          2005        (14,286)         --          575,936
                                  2004        (67,722)        (88,750)       --


NOTE 5 - SIGNIFICANT EVENTS

     Acquisition - On January 31, 2005, the Company finalized the acquisition of Arvilla Oilfield Services, LLC., a West Virginia limited liability company, and have assumed all operations, assets and liabilities of Arvilla. Arvilla provides well servicing, work over and related transportation services to independent oil and natural gas producers in the northeast region of the United States. It also performs ongoing maintenance and major overhauls necessary to optimize the level of production from existing oil and natural gas wells and provides certain ancillary services during the drilling and completion of new wells. In consideration for Arvilla Oilfield Services, 1,185,024 shares of post split Trans Energy, Inc. stock was issued.

     The following represents the condensed financial information for Arvilla Oilfield Services as of March 31, 2005:

                                     ASSETS

                                                               March 31,
                                                                 2005
                                                              (Unaudited)
                  CURRENT ASSETS
                    Cash                                     $  149,033
                    Accounts receivable, net                  1,271,365
                    Other receivables                            27,370
                                                             ----------

                         Total Current Assets                 1,447,768
                                                             ----------
                  PROPERTY AND EQUIPMENT, NET                 5,411,635
                                                             ----------
                  OTHER ASSETS
                    Prepaid loan costs                           19,810
                    Deposits                                     16,268
                    Customer lists                              766,649
                                                             ----------

                         Total Other Assets                     802,727
                                                             ----------

                          TOTAL ASSETS                       $7,662,130
                                                             ==========

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


  NOTE 5 -    SIGNIFICANT EVENTS (continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 March 31,
                                                                   2005
                                                                (Unaudited)
              CURRENT LIABILITIES
                Accounts payable - trade                   $     472,499
                Related party payables                           (3,606)
                Accrued expenses                                 114,114
                Notes payable - current portion                  608,494
                                                           -------------

                    Total Current Liabilities                  1,191,501
                                                           -------------

              LONG-TERM LIABILITIES
                Notes payable                                  3,733,936
                Asset retirement obligation                      168,000
                                                           -------------

                  Total Long-Term Liabilities                  3,901,936
                                                           -------------

                  Total Liabilities                            5,093,437
                                                           -------------

              COMMITMENTS AND CONTINGENCIES

              STOCKHOLDERS' EQUITY (DEFICIT)
                Capital                                           25,000
                Comprehensive Income                             (3,301)
                Accumulated deficit                            2,546,994
                                                           -------------

                  Total Stockholders' Equity (Deficit)         2,568,693
                                                           -------------

                  TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY (DEFICIT)                         $   7,662,130
                                                           =============

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 5 -    SIGNIFICANT EVENTS (continued)

                                                For the
                                           Three Months Ended
                                             March 31, 2005
                                           ------------------

REVENUES                                     $ 2,459,136
                                             -----------

COSTS AND EXPENSES
  Cost of oil and gas                          1,740,688
  Depreciation, depletion and amortization       202,036
  Selling, general and administrative            401,352
                                             -----------

     Total Costs and Expenses                  2,344,076
                                             -----------

INCOME (LOSS) FROM OPERATIONS                    115,060
                                             -----------

OTHER INCOME (EXPENSE)
  Gain on allocation of assets                 2,612,620
  Loss on sale of asset                             --
  Other income                                      (314)
  Gain on settlement of debt                        --
  Interest expense                               (73,361)
                                             -----------

     Total Other Income (Expense)              2,538,945
                                             -----------

LOSS FROM OPERATIONS BEFORE INCOME TAXES       2,654,005

INCOME TAXES                                        --
                                             -----------

NET INCOME                                   $ 2,654,005
                                             ===========

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 6 - RELATED PARTIES

     Marketing Agreement - Sancho

     Natural gas delivered through the Company's pipeline network is sold either to Sancho Oil and Gas Corporation ("Sancho"); a company controlled by the Vice President of the Company, to Dominion Gas, a local utility, on an on-going basis at a variable price per month per Mcf.

     Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho.

     Certain officers and directors of the Company have personally guaranteed specific notes payable.

NOTE 7 - OTHER COMPREHENSIVE INCOME

     The Company has entered into a loan arrangement containing an interest rate hedge. The hedge is based on the difference between the lending institutions floating rate index plus 280 basis points and the existing
     LIBOR rate. At March 31, 2005, the difference in rates resulted in additional interest of $3,101 that was recorded as other comprehensive income.

NOTE 8 - EQUITY

     In January 2005, the Company issued 50,000 shares of common stock for services to be rendered valued at $100,000.

     In January 2005, the Company issued 25,000 shares of common stock for debt relief of $50,000.

     In January 2005, the Company issued 1,185,024 shares of common stock for the acquisition of Arvilla Inc.

     Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 68.72%; risk-free interest rate of 4.08 and expected lives of 10 years for the three months ended March 31, 2005.

     Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $837,416 for the three months ended March 31, 2005. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 8 -      EQUITY (continued)
                                      For the Three Months Ended
                                               March 31,
                                      ----------------------------
                                         2005             2004
                                      -----------     ------------
              Net loss:
                As reported           $   (66,487     $   (632,913)
                Pro forma             $  (903,903)    $   (632,913)


                Basic loss per share:
                As reported           $     (0.01)    $     (0.33)
                Pro forma             $     (0.22)    $     (0.33)


     Stock Options - A summary of the status of the warrants granted under various agreements at March 31, 2005 and 2004, and changes during the years then ended is presented below:

                                                             March 31, 2005          March 31, 2004
                                                       -----------------------   ---------------------
                                                       Weighted                  Weighted
                                                        Average      Exercise     Average     Exercise
                                                         Shares       Price       Shares       Price
                                                       ---------    ----------   ---------   ---------
      Outstanding at beginning of period                    --      $     --          --     $    --
      Granted                                            553,324          1.95        --          --
      Exercised                                             --            --          --          --
      Forfeited                                             --            --          --          --
      Expired                                               --            --          --          --
                                                       ---------    ----------   ---------   ---------
      Outstanding at end of Period                       553,324          1.95        --     $    --
                                                       =========    ==========   =========   =========

      Weighted average fair value of options
        granted during the year                          553,324    $       1.95        --     $    --
                                                       =========    ============ =========   =========
      Weighted average fair value of options
        granted during the year                          553,324    $       1.51        --     $    --
                                                      =========    ============ =========   =========

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


  NOTE 8 - EQUITY (continued)


              A summary of the status of the warrants granted under the various agreements at March 31, 2005, are presented in the table below:

                                                   Warrants Outstanding                    Warrants Exercisable
                                          ----------------------------------------   --------------------------------
                                          Weighted-Average       Weighted-Average                   Weighted-Average
          Range of          Number            Remaining              Exercise          Number           Exercise
       Exercise Prices    Outstanding     Contractual Life             Price         Exercisable          Price
       ---------------    ------------    -----------------      -----------------   -----------    ----------------
          $1.95                553,324        9.75 years            $    1.95            553,324        $    1.95
                          ------------                                               ------------
                               553,324                                                   553,324
                          ============                                               ============


Item 2.       Management's Discussion and Analysis or Plan of Operations

Recent Developments

     On November 5, 2004, we acquired Cobham Gas Industries, Inc. and certain wells, leases, pipelines, gas purchase agreements, oil hauling agreements, equipment, right of ways and other miscellaneous items related to the leases located in West Virginia. A total of 229 wells were acquired, of which 98 are currently producing, located on approximately 15,000 leased acres.

     On January 31,2005, we finalized the acquisition of Arvilla, Inc. a Nevada corporation, and its subsidiary, assuming all its operations, assets and liabilities. Arvilla provides well servicing, workover and related transportation services to independent oil and natural gas producers in the northeast region of the United States. It also performs ongoing maintenance and major overhauls necessary to optimize the level of production from existing oil and natural gas wells and provides certain ancillary services during the drilling and completion of new wells. Arvilla offers its services in Ohio, Pennsylvania, New York, Virginia, Kentucky and West Virginia.

     On November 29, 2004, our board of directors and stockholders holding a majority of our outstanding common stock approved a one share for 150 shares reverse split of our common stock. The reverse split was effected on January 28, 2005.

Results of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in the our consolidated statements of operations for the three month periods ended March 31, 2005 and 2004. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                            Three Months Ended
                                                                 March 31,
                                                             ----------------
                                                             2005      2004
                                                             ----      ----
                                   (Unaudited)
                  Total revenues..........................   100%      100%
                  Total costs and expenses................   100       188
                  Loss from operations....................    (0)       88
                  Other income (expense)..................    (3)      (20)
                  Other comprehensive loss (hedging)......    (0)       --
                  Net loss................................    (2)     (109)


     Total revenues for the three months ("first quarter") ended March 31, 2005 increased 340% compared to the first quarter of 2004, primarily due to the acquisition of Arvilla and inclusion of its revenues for the first quarter. Increased consolidated revenues also reflect increased oil and gas prices and volume. Our cost of oil and gas for the first quarter of 2005 increased 176% from the comparable 2004 period, also due to price and volume increases.

     Salaries and wages decreased 28% for the first quarter of 2005 compared to the 2004 period, due to a reduction in accrued wages, and depreciation, depletion, amortization and accretion expense decreased 10% in the first quarter of 2005 due to assets reaching the end of their depreciable lives. The 1137% increase in selling, general and administrative expenses in the first quarter of 2005, from $35,875 in 2004 to $443,967 in 2005, is also attributed to the acquisition of Arvilla.

     Our income from operations for the first quarter of 2005 was $17,831 compared to a loss of $511,769 for the first quarter of 2004. The improvement is related to the acquisition of Arvilla and its increased contribution to revenues and price and volume increases. We realized total other expenses of $84,319 during the first quarter of 2005 compared to total other expenses of $121,144 for the first quarter of 2004. The first quarter of 2005 results were primarily due to interest expense of $74,086 and losses from the sale of assets.

     As a percentage of total revenues, total costs and expenses decreased from 188% in the first quarter of 2004 to 100% for the first quarter of 2005. This is also attributed to the acquisition of Arvilla and its additional revenues reported during the period.

     Our net loss for the first quarter of 2005 was $66,488 compared to $632,913 for the first quarter of 2004.

     For the remainder of fiscal year 2005, management expects selling, general and administrative expenses to remain at approximately the same rate as the first quarter of 2005 and significantly higher that the prior year, reflecting the Arvilla acquisition. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2005.

Liquidity and Capital Resources

     Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At March 31, 2005, we had a working capital deficit of $2,100,098 compared to a deficit of $2,980,431 at December 31, 2004. This 30% decrease in working capital deficit is primarily attributed to the acquisition of Arvilla and decreases in current liabilities.

     During the first quarter of 2005, operating activities used net cash of $195,553 compared to net cash provided of $118,099 for the first quarter of 2004. These results are primarily attributed to the reduction in accrued liabilities and accrued expenses.

  Net cash provided by investing activities for the first quarter of 2005 was $211,150, compared to $201,000 for the first quarter of 2004. This result is primarily attributed to cash acquired from our Arvilla subsidiary.

     During the first quarter of 2005,we realized net cash from financing activities of $68,945 compared to net cash used of $225,153 in the first quarter of 2004. These results are attributed to principal payments $272,036 made on notes payable during the 2004 period, partially offset by $185,000 realized in proceeds from notes payable. In 2005, principal payments on notes payable were $92,743 that was exceeded by proceeds from notes of $168,328.

     We anticipate meeting our working capital needs during the remainder of the current fiscal year with revenues our newly acquired subsidiaries and from our ongoing operations, particularly from our Powder River Basin interests in Wyoming and New Benson gas wells drilled in West Virginia, which gas goes into our 6-inch pipeline. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms.

     As of March 31, 2005, we had total assets of $11,699,890 and total stockholders' equity of $1,180,373, compared to total assets of $4,234,111 and total stockholders' deficit of $1,169,886 at December 31, 2004.

     In 1998, we issued $4,625,400 face value of 8% Secured Convertible Debentures Due March 31, 1999. A portion of the proceeds were used to acquire the GCRL properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At March 31, 2005, we owed $50,000 for a debenture, $24,954 in interest and $2,500 in penalties.

     Because we have incurred significant cumulative operating losses through March 31, 2005 and have a working capital deficit at March 31, 2005 of $2,100,098, there exists substantial doubt about our ability to continue as a going concern. Historically, our revenues have not been sufficient to cover operating costs, although revenues for the first quarter of 2005 did cover operating expenses. However, we may potentially need to rely on proceeds from sale of common stock, debt or equity financing, and increased operating revenues from new developments to allow us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.

     We have included a footnote to our financial statements for the periods ended March 31, 2005 stating that because of our continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether we can continue as a going concern. See Note 2 to the consolidated financial statements.

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

Forward-looking and Cautionary Statements

     This report  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words
"may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

     o the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
     o uncertainties involved in the rate of growth of our business and acceptance of any products or services;
     o volatility of the stock market, particularly within the technology sector; and
     o   general economic conditions.

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

     We may be engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

     In connection with the closing of the merger agreement on January 31, 2005, we issued to the holders of Arvilla, Inc. capital stock an aggregate of 1,185,024 shares of Trans Energy common stock. These shares were distributed as follows: Clarence E. Smith, 531,437 shares; Rebecca L. Smith 531,437 shares and Howell B. Williams, 122,150 shares.

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

     Our board also authorized the issuance of 25,000 shares of our common stock in exchange for professional services rendered and valued at $50,000. The shares are to be issued pursuant to a registration statement, although that has not been finalized and the shares have not been certificated.

Item 3.       Defaults Upon Senior  Securities

     In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due September 30, 1999. Interest on the debentures accrued upon the date of issuance until payment in full of the principal sum was been made or duly provided for. Holders of the debentures have the option, at any time, until maturity, to convert the principal amount of their debenture, or any portion of the principal amount which is at least $10,000 into shares of the our common stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the our stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the debentures. Any accrued and unpaid interest shall be payable, at our option, in cash or in shares of our common stock valued at the then effective conversion price. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At March 31, 2005, we owed $50,000 to one debenture holder, $24,954 in interest and $2,500 in penalties.

Item 4.       Submission of Matters to a Vote of Security Holders

     In connection with the reverse stock split effected January 28, 2005, we filed with the State of Nevada on the same date an amendment to our articles of incorporation to reflect the reverse split. The amendment reported the reverse stock split and stated that our current authorized capitalization will remain unchanged at 500 million shares of common stock with a par value of $0.001. The reverse stock split and amendment were approved by the written consent of shareholders holding a majority of our common stock by a vote of 256,287,738 pre-split shares (51.6%) voting for, and zero shares voting against.

Item 5.       Other Information

     The following reports were filed with the SEC on Form 8-K during the three month period ended March 31, 2005.

     February 2, 2005 - reporting under Item 1.01, the entering of a merger agreement and plan of reorganization dated December 3, 2004 to acquire Arvilla Oilfield Services with our wholly owned subsidiary Trans Energy Acquisitions, Inc., Arvilla, Inc., and the controlling stockholders of Arvilla, Inc. Also reported (i) under Item 2.01that the merger agreement was finalized and closed on January 31, 2005; (ii) under Item 3.02 that in connection with the closing of the merger agreement we issued to the current holders of Arvilla, Inc. capital stock an aggregate of 1,185,024 shares of Trans Energy common stock; (iii) under Item 5.02 that in connection with the acquisition of Arvilla, Inc., immediately prior to the effective time of the merger transaction our board of directors unanimously appointed two new directors, Clarence E. Smith and Rebecca L. Smith, effective upon the closing of the transaction on January 31, 2005; and (iv) under Item 5.03 that in connection with the reverse stock split effected January 28, 2005, we filed with the State of Nevada on the same date an amendment to our articles of incorporation to reflect the reverse split.

     March 9, 2005 - reporting under Item 3.02, the unregistered sales of equity securities relating to the issuance of 50,000 shares of common stock in consideration for services pursuant to a consulting services agreement, and which shares have now been issued. Also reporting under Item 5.02 the appointment of new executive directors and a new director.

     June 9, 2005 - amendment to our Form 8-K filed November 11, 2004, reporting under Item 2.01 that in connection with the completion of the acquisition of Cobham Gas Industries, Inc. we are filing under Item 9.01 the applicable financial statements related to Cobham.

Item 6.       Exhibits

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

         Exhibit 31.2 Certification of Principal  Accounting Officer Pursuant to
Section 302 of the Sarbanses-Oxley Act of 2002.

         Exhibit           32.1Certification  of  C.E.O.  Pursuant  to 18 U.S.C.
                           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                    TRANS ENERGY, INC.

Date: June 20, 2005                 By  /S/  CLARENCE E. SMITH
                                        ----------------------------------------
                                        Clarence E. Smith
                                        Chief Executive Officer and Director




Date:  June 20, 2005                 By  /S/  WILLIAM F. WOODBURN
                                        ----------------------------------------
                                        WILLIAM F. WOODBURN
                                        Secretary / Treasurer
                                        (Principal Accounting Officer)