Form 10QSB
period 2005-06-30
TRANS ENERGY INC
filed 2005-08-18
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-23530

                               TRANS ENERGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                               93-0997412
--------------------------------                            --------------------
 (State or other jurisdiction of                             I.R.S. Employer
 incorporation or organization)                             Identification No.)

         210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (304)  684-7053

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                 Outstanding as of June 30, 2005
-----------------------------                    -------------------------------
Common Stock, $.001 par value                              4,815,098

                                TABLE OF CONTENTS

Heading                                                                                                  Page
-------                                                                                                  ----
                                           PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       3

                  Consolidated Balance Sheets - June 30, 2005 (Unaudited) and
                    December 31, 2004................................................................       4

                  Consolidated Statements of Operations and Other Comprehensive Loss -
                  three and six months ended June 30, 2005 and 2004 (Unaudited)......................       6

                  Consolidated Statement of Stockholders' Equity (Deficit)...........................       8

                  Consolidated Statements of Cash Flows - six months ended
                     June 30, 2005 and 2004 (Unaudited)..............................................       9

                  Notes to Unaudited Condensed Consolidated Financial Statements ....................      11

Item 2.      Management's Discussion and Analysis and Results of Operations..........................      16

Item 3.      Controls and Procedures.................................................................      19

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      20

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.............................      20

Item 3.      Defaults Upon Senior Securities.........................................................      20

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      20

Item 5.      Other Information.......................................................................      20

Item 6.      Exhibits and Reports on Form 8-K........................................................      21

             Signatures..............................................................................      21

                                     PART I

Item 1.       Financial Statements

     The accompanying consolidated balance sheet of Trans Energy, Inc. at June 30, 2005 (unaudited) and December 31, 2004, related unaudited consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, stockholders' equity (deficit) and cash flows for the six months ended June 30, 2005 and 2004, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.









                               TRANS ENERGY, INC.
                                 AND SUBSIDARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2005 and December 31, 2004

                                              TRANS ENERGY, INC. AND SUBSIDIARIES
                                                Consolidated Balance Sheets



                                                           ASSETS

                                                                              June 30,            December 31,
                                                                               2005                  2004
                                                                           -------------         -------------
                                                                            (Unaudited)
CURRENT ASSETS

   Cash                                                                    $     334,629        $       79,662
   Accounts receivable, net                                                    1,955,100               653,917
   Other receivables                                                              27,557                 8,825
   Prepaid expenses                                                               75,549                 1,223
                                                                           -------------         -------------

     Total Current Assets                                                      2,392,835              743,627
                                                                           -------------         -------------
PROPERTY AND EQUIPMENT, NET                                                    8,525,794            3,372,599
                                                                           -------------         -------------
OTHER ASSETS
   Bonds                                                                           50,159               50,159
   Prepaid loan costs                                                              19,810                    -
   Deposits                                                                        17,491                1,400
   Investment in Texas Keystone Wells                                             175,000                    -
   Customer lists                                                                 662,106                    -
   Life insurance, cash surrender value                                            67,726               66,326
                                                                           -------------         -------------
     Total Other Assets                                                           992,292              117,885
                                                                           -------------         -------------
     TOTAL ASSETS                                                          $   11,910,921        $   4,234,111
                                                                           ==============        ==============

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                June 30,           December 31,
                                                                                  2005                 2004
                                                                           -------------         -------------
                                                                               (Unaudited)
CURRENT LIABILITIES
   Accounts payable - trade                                                $   1,678,113         $  1,277,375
   Related party payables (Note 5)                                             1,458,137              719,199
   Accrued expenses                                                            1,161,282              844,858
   Judgments payable (Note 3)                                                     70,379               70,379
   Debentures payable                                                             50,000               50,000
   Notes payable - current portion                                               865,727              762,247
                                                                           -------------         -------------

      Total Current Liabilities                                                5,283,638            3,724,058
                                                                           -------------         -------------

LONG-TERM LIABILITIES

   Notes payable                                                               4,137,330              108,190
   Asset retirement obligation                                                 1,758,944            1,571,749
                                                                           -------------         -------------

     Total Long-Term Liabilities                                               5,896,274            1,679,939
                                                                           -------------         -------------

       Total Liabilities                                                      11,179,912            5,403,997
                                                                           -------------         -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT) (Note 7)

   Preferred stock; 10,000,000 shares authorized at $0.001 par
    value; -0- shares issued and outstanding                                        --                   --
   Common stock; 500,000,000 shares authorized at $0.001 par
    value; 4,815,098 and 3,555,074 shares issued
   and outstanding, respectively                                                   4,815                3,555
   Capital in excess of par value                                             30,440,935           27,854,647
   Comprehensive Income                                                           (1,808)                --
   Deferred expenses                                                             (92,500)                --
   Accumulated deficit                                                       (29,620,433)         (29,028,088)
                                                                           -------------         -------------

     Total Stockholders' Equity (Deficit)                                        731,009           (1,169,886)
                                                                           -------------         -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                                    $  11,910,921         $  4,234,111
                                                                           =============         =============

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Loss (Continued)
                                   (Unaudited)

                                               For the                      For the
                                          Three Months Ended            Six Months Ended
                                               June 30,                     June 30,
                                     --------------------------    --------------------------
                                        2005            2004           2005           2004
                                     -----------    -----------    -----------    -----------

REVENUES                             $ 3,338,661    $   555,245    $ 5,889,201    $ 1,134,975
                                     -----------    -----------    -----------    -----------

COSTS AND EXPENSES

  Cost of oil and gas                  2,620,237        448,850      4,335,187      1,068,371
  Salaries and wages                      48,779         85,107        116,679        180,022
  Depreciation, depletion and
   amortization                          414,886        128,168        720,778        467,857
  Selling, general and
   administrative                        671,650         74,784      1,115,617        112,158
                                     -----------    -----------    -----------    -----------

     Total Costs and Expenses          3,755,552        736,909      6,288,261      1,828,408
                                     -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                    (416,891)      (181,664)      (399,060)      (693,433)
                                     -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)

 Gain (loss) on extinguishment
   of debt                                  --             --            2,306       (246,836)
  Net gain (loss)on sale of assets         4,674           --           (7,864)       175,910
  Other income                             8,293          9,128          8,293          9,128
  Interest expense                      (121,933)       (58,982)      (196,020)      (109,200)
                                     -----------    -----------    -----------    -----------

     Total Other Income
      (Expense)                         (108,966)       (49,854)      (193,285)      (170,998)
                                     -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS
 BEFORE INCOME TAXES
                                        (525,857)      (231,518)      (592,345)      (864,431)

INCOME TAXES                                --             --             --             --
                                     -----------    -----------    -----------    -----------

NET LOSS                             $  (525,857)   $  (231,518)   $  (592,345)   $  (864,431)
                                     -----------    -----------    -----------    -----------

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                      TRANS ENERGY, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations and Other Comprehensive Loss (continued)
                                   (Unaudited)


                                                 For the                      For the
                                           Three Months Ended            Six Months Ended
                                                June 30,                     June 30,
                                        -------------------------    --------------------------
                                           2005           2004           2005           2004
                                       -----------    -----------    -----------    -----------
NET LOSS                               $  (525,857)   $  (231,518)   $  (592,345)   $  (864,431)

OTHER COMPRHENSIVE LOSS
   Changes due to hedging
       Activities                            1,493           --           (1,808)          --

NET COMPREHENSIVE LOSS                 $  (524,364)   $  (231,518)   $  (594,153)   $  (864,431)
                                       ===========    ===========    ===========    ===========


BASIC LOSS PER SHARE                   $     (0.11)   $     (0.12)   $     (0.13)   $     (0.46)
                                       ===========    ===========    ===========    ===========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                             4,815,098      1,957,108      4,599,293      1,865,040
                                       ===========    ===========    ===========    ===========


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity (Deficit)


                                              Preferred Stock         Common Stock
                                     ------------------------- -------------------------  Capital In
                                                               Comprehensive Accumulated    Excess of
                                        Shares       Amount        Shares      Amount        Par Value    Income        Deficit
                                     ------------ ------------ ------------ ------------  ------------ ------------  ------------

Balance, December 31, 2004                   --   $       --      3,555,074 $      3,555  $ 27,854,647 $       --    $(29,028,088)

Common stock issued for
   services to be rendered
   (unaudited)                               --           --         50,000           50        92,450         --            --

Common stock issued for
   the conversion of debt
   (unaudited)                               --           --         25,000           25        49,975         --            --

Common stock issued for
   purchase of Arvilla
   (unaudited)                               --           --      1,185,024        1,185     2,368,863         --            --

Changes due to hedging activities
   (unaudited)                               --           --           --           --            --         (1,808)         --

Contributed services (unaudited)             --           --           --           --          75,000         --            --

Net loss for the six months ended
   June 30, 2005 (unaudited)                 --           --           --           --            --           --        (592,345)
                                     ------------ ------------ ------------ ------------  ------------ ------------  ------------

Balance, June 30, 2005 (unaudited)           --   $       --      4,815,098 $      4,815  $ 30,440,935 $     (1,808) $(29,620,433)
                                     ============ ============ ============ ============  ============ ============  ============

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                For the Six Months Ended
                                                                        June 30,
                                                                  2005            2004
                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                    $  (592,345)   $  (864,431)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation, depletion, amortization and accretion           720,778        467,857
     Net gain from sale of assets                                   (3,254)      (175,910)
     (Gain) loss on extinguishment of debt                          (2,306)       246,836
     Non-cash expense                                               75,000           --
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                            (170,461)      (138,625)
     (Increase) in prepaids                                        (74,326)          --
     (Increase) in other current assets                            (15,502)          --
     (Increase) in other assets                                    (71,680)          --

     (Decrease) increase in accounts payable and
      current liabilities                                          (58,018)       113,124
     Decrease in accrued expenses                                  126,449           --
                                                               -----------    -----------

       Net Cash Used by Operating Activities                       (65,665)      (351,149)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of assets                                     15,260        201,000
   Borrowings from life insurance policy                              --            1,708
   Cash acquired from subsidiary                                   408,333           --
   Expenditures for property and equipment                        (477,545)          (440)
                                                               -----------    -----------

       Net Cash Provided (Used) by Investing Activities            (53,952)       202,268
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Change in bank overdraft                                           --          (49,120)
   Payments on related party payables                               (6,640)      (228,488)
   Proceeds from related party notes                               637,088        603,750
   Principal payments on notes payable                            (255,864)      (172,928)
                                                               -----------    -----------

       Net Cash Provided by Financing Activities                   374,584        153,214
                                                               -----------    -----------

NET INCREASE IN CASH                                               254,967          4,333

CASH, BEGINNING OF PERIOD                                           79,662            183
                                                               -----------    -----------

CASH, END OF PERIOD                                            $   334,629    $     4,516
                                                               ===========    ===========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                      TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                For the Six Months Ended
                                                                         June 30,
                                                                  2005           2004
                                                               -----------    -----------

CASH PAID FOR:

   Interest                                                    $     --       $   30,810
   Income taxes                                                $     --       $     --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt relief                         $   50,000     $   47,856
   Common stock issued for services to
     be rendered                                               $   92,500     $   26,000

   Common stock issued for the net assets
     over liabilities in the purchase
     of Arvilla Inc. and subsidiary                            $2,370,048     $     --

   Contributed Services                                        $   75,000     $     --

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
          information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -  GOING CONCERN

          The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2005 of $ 29,545,433 and has a working capital deficit at June 30, 2005 of $2,890,803. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. he potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

NOTE 3 -  CONTINGENCIES AND COMMITTMENTS

          Core Laboratories, Inc.

          On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At June 30, 2005 the Company had accrued a balance including interest of $13,587 which is included in judgments payable. The Company is currently in default on this judgment.

          RR Donnelly

          On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At June 30, 2005, the Company has accrued a balance including interest of $56,792 which is included in judgment payable as a current liability. The Company is currently in default on this judgment.

          Arvilla Oilfield Services is required under a certain loan agreement to maintain specific financial ratios under covenants contained in the loan agreement. At June 30, 2005 and December 31, 2004 Arvilla was in compliance with those covenants.

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

          Certain financial information concerning the Company's operations in different industries is as follows:

                                 For the
                               Six Months
                                  Ended       Oil and Gas      Pipeline        Well
                                 June 30         Sales       Transmission    Servicing
                               -----------    -----------    ------------   -----------

Oil and gas revenue               2005        $   509,770    $ 1,103,917    $ 4,275,514
                                  2004            150,737        984,238           --

Operating income (loss)
 applicable to industry
 segment                          2005           (450,426)       (64,875)       116,241
                                  2004           (680,184)       (13,249)          --

General corporate expenses
 not allocated to industry
 segments                         2005               --             --             --
                                  2004               --             --             --

Interest expense                  2005            (35,283)       (17,990)      (142,747)
                                  2004            (91,505)       (17,695)          --

Other income (expenses)           2005            (38,570)       (14,681)      (140,034)
                                  2004           (198,812)        27,814           --

Assets
 (net of intercompany accounts)   2005          6,875,953        588,788      4,446,180
                                  2004            403,814        537,804           --

              Depreciation, depletion,
                Amortization and accretion     2005        178,805      36,881     505,092
                                               2004        430,695      37,162        --

              Property and equipment
               Acquisitions (Deletions)        2005        187,875      36,881     237,529
                                               2004        (67,282)    (88,750)       --


NOTE 5 -  RELATED PARTIES

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

NOTE 6 -  OTHER COMPREHENSIVE INCOME

          The Company has entered into a loan arrangement containing an interest rate hedge. The hedge is based on the difference between the lending institutions floating rate index plus 280 basis points and the existing LIBOR rate. At June 30, 2005, the difference in rates resulted in additional interest of $1,808 that was recorded as other comprehensive income.

NOTE 7 -  EQUITY

          In January 2005, the Company issued 50,000 shares of common stock for services to be rendered valued at $92,500.

          In January 2005, the Company issued 25,000 shares of common stock for debt relief of $50,000.

          In January 2005, the Company issued 1,185,024 shares of common stock for the acquisition of Arvilla Inc.

          Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 68.72%; risk-free interest rate of 4.08 and expected lives of 10 years for the six months ended June 30, 2005.

          Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $837,416 for the six months ended June 30, 2005. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                   For the                              For the
                                             Three Months Ended                    Six Months Ended
                                                   June 30,                             June 30,
                                        ------------------------------   ----------------------------------
                                            2005              2004            2005                 2004
                                        ------------     -------------   --------------        ------------
              Net loss:
                As reported             $   (525,857)    $   (231,518)   $   (  592,345)       $   (864,431)
                Pro forma               $   (525,857)    $   (231,518)   $   (1,429,191)       $   (837,416)


              Basic loss per share:
              As reported               $      (0.11)    $      (0.12)   $        (0.13)       $      (0.46)
              Pro forma                 $      (0.11)    $      (0.12)   $        (0.31)       $      (0.46)

          Stock Options - A summary of the status of the warrants granted under various agreements at June 30, 2005 and 2004, and changes during the periods then ended is presented below:

                                               June 30, 2005              June 30, 2004
                                         -------------------------   ---------------------
                                         Weighted                     Weighted
                                          Average       Exercise       Average    Exercise
                                          Shares         Price         Shares      Price
                                         ---------   -------------   ---------   ---------
Outstanding at beginning of period            --     $        --          --     $    --
Granted                                    553,324            1.95        --          --
Exercised                                     --              --          --          --
Forfeited                                     --              --          --          --
Expired                                       --              --          --          --
                                         ---------   -------------   ---------   ---------
Outstanding at end of Period               553,324   $        1.95        --     $    --
                                         =========   =============   =========   =========
Weighted average fair value of options
  granted during the year                  553,324   $        1.95        --     $    --
                                         =========   =============   =========   =========
Weighted average fair value of options
  granted during the year                  553,324   $        1.51   $    --     $    --
                                         =========   =============   =========   =========


              A summary of the status of the warrants granted under the various agreements at June 30, 2005, are presented in the table below:

                                           Warrants Outstanding                           Warrants Exercisable
                                        ------------------------------------------   --------------------------------
                                          Weighted-Average       Weighted-Average                   Weighted-Average
          Range of          Number            Remaining              Exercise          Number          Exercise
       Exercise Prices    Outstanding     Contractual Life             Price         Exercisable        Price
       ---------------    ------------    -----------------    -------------------   ------------   -------------
          $1.95                553,324        9.50 years       $         1.95             553,324   $        1.95
                          ------------                                               ------------
                             553,324                                                    553,324
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

     On January 31,2005, we finalized the acquisition of Arvilla, Inc., a Nevada corporation, and its subsidiary, assuming all its operations, assets and liabilities. Arvilla provides well servicing, workover and related transportation services to independent oil and natural gas producers in the northeast region of the United States. It also performs ongoing maintenance and major overhauls necessary to optimize the level of production from existing oil and natural gas wells and provides certain ancillary services during the drilling and completion of new wells. Arvilla offers its services in Ohio, Pennsylvania, New York, Virginia, Kentucky and West Virginia.

     On November 29, 2004, our board of directors and stockholders holding a majority of our outstanding common stock approved a one share for 150 shares reverse split of our common stock. The reverse split was effected on January 28, 2005. All references to per share data and common stock have been restated to reflect the effect of this reverse split.

Results of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in the our unaudited consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                               --------------------     ----------------------
                                                2005         2004        2005            2004
                                               ------       -------     ------          ------
                                                    (Unaudited)               (Unaudited)

         Total Revenues.....................     100%          100%       100%         100%
         Total costs and expenses...........     110           133        106          161
         Loss from operations...............     (12)          (33)        (7)         (61)
         Other income (expense).............      (3)           (9)        (3)         (15)
         Net loss...........................     (16)          (42)       (10)         (76)


     Revenues for the three months ("second quarter") and six months ("first half") ended June 30, 2005 increased 501% and 419%, respectively, compared to the same periods of 2004, primarily due to the acquisition of Arvilla and inclusion of its revenues for the 2005 periods. Increased consolidated revenues also reflect increased oil and gas prices and volume. Our cost of oil and gas for the second quarter and first half of 2005 increased 484% and 306%, respectively, compared to the 2004 periods, also due to price and volume increases.

     Selling, general and administrative expenses increased 798% and 828% for the second quarter and first half of 2005, respectively, compared to the same 2004 periods, attributed to the acquisition of Arvilla. Salaries and wages decreased 43% and 35% for the second quarter and first half of 2005, respectively, when compared to the 2004 periods, primarily due to a reduction in accrued wages. Depreciation, depletion, amortization and accretion expense increased 224% and 54% for the second quarter and first half of 2005, due to the addition of Arvilla Assets. Also, the first quarter contained only two months of Arvilla expenses in contrast to the second quarter that contained the full three months of expenses.

     Loss from operations for the second quarter and first half of 2005 was $416,891 and $399,060, respectively, compared to a loss of $181,664 and 693,433 for the like periods of 2004. The improvement for the first half of 2005 is related to the acquisition of Arvilla and its increased contribution to revenues, price and volume increases, although the loss for the second quarter increased from the 2004 period due to a decrease in April revenues in Arvilla related to poor weather conditions. We realized total other expenses of $108,966 and $193,285 during the second quarter and first half of 2005, respectively, compared to total other expenses of $49,854 and $170,998 for the 2004 periods. The increased expenses for the 2005 periods were primarily attributed to interest expense increases due to additional debt and an increase in variable interest rates.

     As a percentage of total revenues, total costs and expenses decreased from 133% in the second quarter of 2004 to 110% for the second quarter of 2005, and also decreased from 161% for the first half of 2004 to 106% for the first half of 2005. This improvement is also attributed to the acquisition of Arvilla and its additional revenues reported during the periods.

     Our net loss for the second quarter and first half of 2005 was $525,857 and $592,345, respectively, compared to $231,518 and $864,431for the second quarter and first half of 2004.

     For the remainder of fiscal year 2005, management expects selling, general and administrative expenses to remain at approximately the same rate as the first half of 2005 and significantly higher than the prior year, reflecting the Arvilla acquisition. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2005.

Liquidity and Capital Resources

     Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At June 30, 2005, we had a working capital deficit of $2,890,803 compared to a deficit of $2,980,431 at December 31, 2004. This 3% decrease in working capital deficit is primarily attributed to the acquisition of Arvilla and decreases in current liabilities.

     During the first half of 2005, operating activities used net cash of $65,665 compared to net cash used of $351,149 for the first half of 2004. These results are primarily attributed to the decrease in net loss, an increase in depreciation, depletion and amortization and a decrease in accrued expenses. Also during the first half of 2005, net cash used by investing activities was $53,952, compared to net cash provided of $202,268 for the first half of 2004. This result is primarily attributed to cash acquired from our Arvilla subsidiary.

     During the first half of 2005,we realized net cash from financing activities of $374,584 compared to net cash provided of $153,214 in the first half of 2004. These results are attributed to an increase in related party payable.

     We anticipate meeting our working capital needs during the remainder of the current fiscal year with revenues from our newly acquired subsidiaries and from our ongoing operations, particularly from our Powder River Basin interests in Wyoming and New Benson gas wells drilled in West Virginia, which gas goes into our 6-inch pipeline. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms.

     As of June 30, 2005, we had total assets of $11,910,921 and total stockholders' equity of $731,009, compared to total assets of $4,234,111 and total stockholders' deficit of $1,169,886 at December 31, 2004.

     In 1998, we issued $4,625,400 face value of 8% Secured Convertible Debentures Due June 30, 1999. A portion of the proceeds were used to acquire the GCRL properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At June 30, 2005, we owed $50,000 for a debenture plus approximately $25,000 in interest.

     Because we have incurred significant cumulative operating losses through June 30, 2005 and have a working capital deficit at June 30, 2005 of $2,890,803, there exists substantial doubt about our ability to continue as a going concern. Historically, our revenues have not been sufficient to cover operating costs and we may potentially need to rely on proceeds from sale of common stock, debt or equity financing, and increased operating revenues from new developments to allow us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.

     We have included a footnote to our financial statements for the periods ended June 30, 2005 stating that because of our continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether we can continue as a going concern. See Note 2 to the consolidated financial statements.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3.       Defaults Upon Senior Securities

     In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due September 30, 1999. Interest on the debentures accrued upon the date of issuance until payment in full of the principal sum was been made or duly provided for. Holders of the debentures have the option, at any time, until maturity, to convert the principal amount of their debenture, or any portion of the principal amount which is at least $10,000 into shares of the our common stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the our stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the debentures. Any accrued and unpaid interest shall be payable, at our option, in cash or in shares of our common stock valued at the then effective conversion price. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At June 30, 2005, we owed $50,000 to one debenture holder plus approximately $25,000 in interest.

Item 4.       Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.       Other Information

     The following reports were filed with the SEC on Form 8-K during the three month period ended June 30, 2005.

     June 9, 2005 - amendment to our Form 8-K filed November 11, 2004, reporting under Item 2.01 that in connection with the completion of the acquisition of Cobham Gas Industries, Inc. we filed under Item 9.01 the applicable financial statements related to Cobham.

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

                                        TRANS ENERGY, INC.



Date: August 18, 2005           By  /S/  CLARENCE E. SMITH
                                    --------------------------------------------
                                    Clarence E. Smith
                                    Chief Executive Officer and Director




Date:  August 18, 2005          By  /S/  WILLIAM F. WOODBURN
                                    --------------------------------------------
                                    WILLIAM F. WOODBURN
                                    Secretary / Treasurer
                                    (Principal Accounting Officer)