Form 10QSB
period 2005-09-30
TRANS ENERGY INC
filed 2005-11-29
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-23530

                               TRANS ENERGY, INC.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                                  93-0997412
-------------------------------                                   ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (304)  684-7053

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding as of October 31, 2005
-----------------------------                 ----------------------------------
Common Stock, $.001 par value                            4,976,766


                                TABLE OF CONTENTS

Heading                                                                                                Page
-------                                                                                                ----
                                            PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       3

Item 2.      Management's Discussion and Analysis and Results of Operations..........................      17

Item 3.      Controls and Procedures.................................................................      20

                                              PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      21

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.............................      21

Item 3.      Defaults Upon Senior Securities.........................................................      21

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      21

Item 5.      Other Information.......................................................................      22

Item 6.      Exhibits and Reports on Form 8-K........................................................      22

             Signatures..............................................................................      23

                                     PART I

Item 1.       Financial Statements

     The accompanying consolidated balance sheet of Trans Energy, Inc. at September 30, 2005 (unaudited) and December 31, 2004, related unaudited consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, stockholders' equity (deficit) and cash flows for the nine months ended September 30, 2005 and 2004, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.









                               TRANS ENERGY, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2005 and December 31, 2004

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS

                                         September 30,  December 31,
                                              2005          2004
                                          -----------   -----------
                                          (Unaudited)
CURRENT ASSETS

   Cash                                   $   239,010   $    79,662
   Accounts receivable, net                 2,349,150       653,917
   Other receivables                            4,222         8,825
   Prepaid expenses                            84,799         1,223
                                          -----------   -----------

     Total Current Assets                   2,677,181       743,627
                                          -----------   -----------

PROPERTY AND EQUIPMENT, NET                 7,099,209     3,372,599
                                          -----------   -----------

OTHER ASSETS
   Bonds                                         --          50,159
   Deposits                                    29,574         1,400
   Investment in Texas Keystone Wells         175,000          --
   Customer lists, net                        557,563          --
   Life insurance, cash surrender value        67,726        66,326
                                          -----------   -----------

     Total Other Assets                       829,863       117,885
                                          -----------   -----------

     TOTAL ASSETS                         $10,606,253   $ 4,234,111
                                          ===========   ===========

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 September 30,   December 31,
                                                                     2005            2004
                                                                 ------------    ------------
                                                                 (Unaudited)
CURRENT LIABILITIES

   Accounts payable - trade                                      $  2,120,291    $  1,277,375
   Related party payables (Note 5)                                  1,142,012         719,199
   Accrued expenses                                                 1,089,764         844,858
   Judgments payable (Note 3)                                          70,379          70,379
   Debentures payable                                                  50,000          50,000
   Notes payable - current portion                                    713,004         762,247
                                                                 ------------    ------------

      Total Current Liabilities                                     5,185,450       3,724,058
                                                                 ------------    ------------

LONG-TERM LIABILITIES

   Notes payable                                                    4,074,786         108,190
   Asset retirement obligation                                        962,877       1,571,749
                                                                 ------------    ------------

     Total Long-Term Liabilities                                    5,037,663       1,679,939
                                                                 ------------    ------------

       Total Liabilities                                           10,223,113       5,403,997
                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT) (Note 7)

   Preferred stock; 10,000,000 shares authorized at $0.001 par
    value; -0- shares issued and outstanding                             --              --
   Common stock; 500,000,000 shares authorized at $0.001 par
    value; 4,956,765 and 3,555,074 shares issued
   and outstanding, respectively                                        4,957           3,555
   Treasury stock, 244,633 shares held at cost                       (286,467)           --
   Capital in excess of par value                                  30,795,793      27,854,647
   Comprehensive Income                                                (1,808)           --
   Deferred expenses                                                  (74,000)           --
   Accumulated deficit                                            (30,055,335)    (29,028,088)
                                                                 ------------    ------------

     Total Stockholders' Equity (Deficit)                             383,140      (1,169,886)
                                                                 ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                          $ 10,606,253    $  4,234,111
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


                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Consolidated Statements of Operations and Other Comprehensive Loss
                                   (Unaudited)

                                                For the                        For the
                                          Three Months Ended              Nine Months Ended
                                             September 30,                  September 30,
                                     ----------------------------    ----------------------------
                                         2005            2004            2005            2004
                                     ------------    ------------    ------------    ------------

REVENUES                             $  3,958,510    $    325,652    $  9,847,711    $  1,460,627
                                     ------------    ------------    ------------    ------------

COSTS AND EXPENSES

  Cost of oil and gas                   3,081,216         319,548       7,416,403       1,387,919
  Salaries and wages                       45,540         107,230         162,219         287,252
  Depreciation, depletion
   amortization and accretion             443,529          89,574       1,164,307         230,414
  Selling, general and
   administrative                         702,445          17,986       1,818,062         125,645
                                     ------------    ------------    ------------    ------------

     Total Costs and Expenses           4,272,730         534,338      10,560,991       2,031,230
                                     ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                     (314,220)       (208,686)       (713,280)       (570,603)
                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

 Gain (loss) on extinguishment
   of debt                                 (2,306)        288,398            --            41,562
  Net gain (loss)on sale of assets       (152,411)           --          (160,275)        175,910
  Other income                            116,064             225         124,357           9,353
  Tax assessment                             --           (18,102)           --           (18,102)
  Interest expense                        (82,029)        (52,559)       (278,049)       (161,759)
                                     ------------    ------------    ------------    ------------

     Total Other Income
      (Expense)                          (120,682)        217,962        (313,967)         46,964
                                     ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS
 BEFORE INCOME TAXES                     (434,902)          9,276      (1,027,247)       (523,639)

INCOME TAXES                                 --              --              --              --
                                     ------------    ------------    ------------    ------------

NET INCOME (LOSS)                    $   (434,902)   $      9,276    $ (1,027,247)   $   (523,639)
                                     ------------    ------------    ------------    ------------


                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations and Other Comprehensive Loss (continued)
                                   (Unaudited)



                                     For the                       For the
                                Three Months Ended             Nine Months Ended
                                   September 30,                 September 30,
                            --------------------------   --------------------------
                               2005            2004          2005           2004
                            -----------    -----------   -----------    -----------

NET INCOME (LOSS)           $  (434,902)   $     9,276   $(1,027,247)   $  (523,639)

OTHER COMPRHENSIVE LOSS
   Changes due to hedging
       activities                  --             --          (1,808)          --
                            -----------    -----------   -----------    -----------

NET COMPREHENSIVE
   INCOME (LOSS)            $  (434,902)   $     9,276   $(1,029,055)   $  (523,639)
                            ===========    ===========   ===========    ===========


BASIC LOSS PER SHARE        $     (0.09)   $      0.00   $     (0.22)   $     (0.27)
                            ===========    ===========   ===========    ===========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                  4,876,118      1,957,108     4,692,358      1,950,411
                            ===========    ===========   ===========    ===========




                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity (Deficit)
                                 (split table)




                                            Preferred Stock               Common Stock               Treasury Stock
                                     ---------------------------  ---------------------------    -----------------------
                                                                    Accumulated
                                         Shares         Amount        Shares         Amount         Shares         Amount
                                     ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2004                   --     $       --        3,555,074   $      3,555           --     $       --
Common stock issued for
   services to be rendered
   (unaudited)                               --             --           50,000             50           --             --

Common stock issued for
   the conversion of debt
   (unaudited)                               --             --           25,000             25           --             --

Common stock issued for
   the conversion of debt
   (unaudited)                               --             --          141,667            142           --             --

Common stock issued for
   purchase of Arvilla
   (unaudited)                               --             --        1,185,024          1,185           --             --

Changes due to hedging activities            --             --             --             --             --             --
     (unaudited)

Contributed services (unaudited)             --             --             --             --             --             --

Stock exchanged for the sale
   of Cobham (unaudited)                     --             --             --             --          244,633       (286,467)

Net loss for the nine months ended
   September 30, 2005 (unaudited)            --             --             --             --             --             --
                                     ------------   ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2005
(unaudited)                                  --     $       --        4,956,765   $      4,957        244,633   $   (286,467)
                                     ============   ============   ============   ============   ============   ============

                                                              (continued)

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                                      -8A-

                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity (Deficit)
                                   (continued)

                                     Capital In
                                      Excess of    Comprehensive
                                      Par Value        Income         Deficit
                                     ------------   ------------    ------------

Balance, December 31, 2004          $ 27,854,647   $       --      $(29,028,088)
Common stock issued for
   services to be rendered
   (unaudited)                            92,450           --              --

Common stock issued for
   the conversion of debt
   (unaudited)                            49,975           --              --

Common stock issued for
   the conversion of debt
   (unaudited)                           254,858           --              --

Common stock issued for
   purchase of Arvilla
   (unaudited)                         2,368,863           --              --

Changes due to hedging activities           --           (1,808)           --
     (unaudited)

Contributed services (unaudited)         175,000           --              --

Stock exchanged for the sale
   of Cobham (unaudited)                    --             --              --

Net loss for the nine months ended
   September 30, 2005 (unaudited)           --             --        (1,027,247)
                                    ------------   ------------    ------------

Balance, September 30, 2005
(unaudited)                         $ 30,795,793   $     (1,808)   $(30,055,335)
                                    ============   ============    ============

                                      -8B-

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                For the Nine Months Ended
                                                                       September 30,
                                                                  2005            2004
                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                    $(1,027,247)   $  (523,639)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation, depletion, amortization and accretion         1,164,307        230,414
     Amortization of deferred expenses                              18,500           --
    Net loss (gain) from sale of assets                            160,275       (175,910)
     (Gain) loss on extinguishment of debt                            --          (41,563)
     Contributed services                                          175,000           --
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                            (564,511)       (38,595)
     Decrease in prepaids                                          (83,576)          --
     Decrease in other current assets                                7,833           --
     Decrease in other assets                                       (1,400)          --
     Increase in accounts payable and
      current liabilities                                          384,160        670,681
     Increase in accrued expenses                                   53,123           --
                                                               -----------    -----------

       Net Cash Provided by Operating Activities                   286,464        121,388
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for other assets                                       (236,791)          --
   Proceeds from sale of assets                                     76,575        201,000
   Borrowings from life insurance policy                              --            1,708
   Cash acquired from subsidiary                                   408,333           --
   Expenditures for property and equipment                        (556,155)          (440)
                                                               -----------    -----------

       Net Cash Provided (Used) by Investing Activities           (308,038)       202,268
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Change in bank overdraft                                           --          (49,120)
   Payments on related party payables                              (67,765)      (141,757)
   Proceeds from related party notes                               637,088           --
   Principal payments on notes payable                            (378,401)      (119,993)
                                                               -----------    -----------

       Net Cash Provided (Used) by Financing Activities            190,922       (310,870)
                                                               -----------    -----------

NET INCREASE IN CASH                                               159,348         12,786

CASH, BEGINNING OF PERIOD                                           79,662            183
                                                               -----------    -----------

CASH, END OF PERIOD                                            $   239,010    $    12,969
                                                               ===========    ===========

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                              For the Nine Months Ended
                                                                       September 30,
                                                                  2005            2004
                                                               -----------    -----------

CASH PAID FOR:

   Interest                                                    $      --      $   44,057
   Income taxes                                                $      --      $     --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt relief                         $   305,000    $   47,856
   Common stock issued for services to
     be rendered                                               $    92,500    $   26,000
   Common stock issued for the net assets
   over liabilities in the purchase
     of Arvilla Inc. and subsidiary                            $ 2,370,048    $     --

   Contributed services                                        $   175,000    $     --

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


NOTE 2 -      GOING CONCERN

              The Company's  condensed  consolidated  financial  statements  are prepared using  accounting  principles  generally  accepted in the
              United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 2005 of $30,055,335 and has a working capital deficit at September 30, 2005 of $2,526,769. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. he potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

NOTE 3 -      CONTINGENCIES AND COMMITTMENTS

              Core Laboratories, Inc.

              On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At September 30, 2005 the Company had accrued a balance including interest of $13,587 which is included in judgments payable. The Company is currently in default on this judgment.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004


NOTE 3 -      CONTINGENCIES AND COMMITMENTS (continued)

              RR Donnelly

              On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At September 30, 2005, the Company has accrued a balance including interest of $56,792 which is included in judgment payable as a current liability. The Company is currently in default on this judgment.

              Tioga Lumber Company

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

              Arvilla Oilfield Services is required under a certain loan agreement to maintain specific financial ratios under covenants contained in the loan agreement. At September 30, 2005 and December 31, 2004 Arvilla was in compliance with those covenants.

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

              Certain financial information concerning the Company's operations in different industries is as follows:

                                For the
                              Nine Months
                                 Ended      Oil and Gas   Pipeline          Well
                             September 30     Sales     Transmission     Servicing
                             ------------ ------------  -----------   ---------------

Oil and gas revenue               2005   $   833,933    $ 1,880,110    $ 7,133,668
                                  2004       295,963      1,164,664           --

Operating loss
 applicable to industry
 segment                          2005      (518,151)       (37,305)      (157,824)
                                  2004      (473,915)       (96,688)          --

General corporate expenses
 not allocated to industry
 segments                         2005          --             --             --
                                  2004          --             --             --

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004


NOTE 4 -      BUSINESS SEGMENTS (Continued)

                                        For the
                                      Nine Months
                                         Ended      Oil and Gas   Pipeline          Well
                                     September 30     Sales     Transmission     Servicing
                                     ------------ ------------  -----------   ---------------

Interest expense                        2005       (59,090)      (25,345)     (193,614)
                                        2004      (140,275)      (21,484)         --

Other income (expenses)                 2005      (157,760)        3,609       118,233
                                        2004       163,812        44,911          --

Assets
 (net of intercompany accounts)         2005     2,317,856       813,396     7,475,001
                                        2004       756,602       335,380          --

Depreciation, depletion,
  Amortization and accretion            2005       260,205        55,321       848,781
                                        2004       169,341        61,073          --

Property and equipment
 Acquisitions (Deletions)               2005       187,875        36,881       254,824
                                        2004           440          --            --

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004


NOTE 6 -      OTHER COMPREHENSIVE INCOME

              The Company has entered into a loan arrangement containing an interest rate hedge. The hedge is based on the difference between the lending institutions floating rate index plus 280 basis points and the existing LIBOR rate. At September 30, 2005, the difference in rates resulted in additional interest of $1,808 that was recorded as other comprehensive income.

NOTE 7 -      EQUITY

              In January 2005, the Company issued 50,000 shares of common stock for services to be rendered valued at $92,500.

              In January 2005, the Company issued 25,000 shares of common stock for debt relief of $50,000.

              In January 2005, the Company issued 1,185,024 shares of common stock for the acquisition of Arvilla, Inc.

              In July 2005, the Company issued 141,667 shares of common stock for debt relief of $255,000.

              Through September 30, 2005, certain officers and directors have contributed services valued at $175,000.

              On August 31, 2005, the Company sold its wholly owned subsidiary, Cobham Oil & Gas Industries, Inc. along with certain assets and liabilities of that entity to its previous owner in exchange for the return of 244,633 shares of the Company's common stock. These shares remain outstanding and are being held by the Company as Treasury Stock and have been valued at $286,467 representing the fair value of the stock on the date of the Cobham transaction.(See
              Note 8)

              Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 68.72%; risk-free interest rate of 4.08 and expected lives of 10 years for the nine months ended September 30, 2005.

              Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $837,416 for the nine months ended September 30, 2005. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004


NOTE 7 -      EQUITY (continued)

                                                        For the                              For the
                                                  Three Months Ended                    Nine Months Ended
                                                     September 30,                        September 30,
                                        ------------------------------------ -------------------------------------
                                               2005              2004              2005                 2004
                                        ------------------- ---------------- ------------------  -----------------
              Net loss:
                As reported             $         (434,902) $          9,276    $   (1,027,247)  $       (523,639)
                Pro forma               $         (434,902) $          9,276    $   (1,864,663)  $       (523,639)


              Basic loss per share:
              As reported               $            (0.09) $          0.00     $       (0.22)   $          (0.27)
              Pro forma                 $            (0.09) $          0.00     $       (0.40)   $          (0.27)


              Stock Options - A summary of the status of the warrants granted under various agreements at September 30, 2005 and 2004, and changes during the periods then ended is presented below:

                                            September 30, 2005         September 30, 2004
                                          -----------------------    ----------------------
                                          Weighted                    Weighted
                                           Average     Exercise        Average      Exercise
                                           Shares       Price           Shares       Price
                                         ---------   -------------   -----------   ----------
Outstanding at beginning of period            --     $        --            --     $     --
Granted                                    553,324          1.95            --           --
Exercised                                     --              --            --           --
Forfeited                                     --              --            --           --
Expired                                       --              --            --           --
                                         ---------   -------------   -----------   ----------
Outstanding at end of Period               553,324   $      1.95            --     $     --
                                         =========   =============   ===========   ==========
Weighted average fair value of options
  granted during the year                  553,324   $      1.95     $      --     $     --
                                         =========   =============   ===========   ==========

              A summary of the status of the warrants granted under the various agreements at September 30, 2005, are presented in the table below:

                                           Warrants Outstanding                           Warrants Exercisable
                                        ------------------------------------------          -------------------------
                                          Weighted-Average       Weighted-Average                   Weighted-Average
          Range of          Number            Remaining              Exercise          Number           Exercise
       Exercise Prices    Outstanding     Contractual Life             Price         Exercisable          Price
       ---------------    ------------    -----------------      -----------------   ------------   -----------------
          $1.95                553,324        9.25 years       $         1.95             553,324   $         1.95
                          ------------                                               ------------
                               553,324                                                    553,324
                          ============                                               ============

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004


NOTE 8 -      SIGNIFICANT EVENTS

              On November 5, 2004, the Company acquired Cobham Gas Industries, Inc. and certain wells, leases, pipelines, gas purchase agreements, oil hauling agreements, equipment, right of ways and other miscellaneous items related to the leases located in West Virginia. On September 1, 2005, the Company sold a portion of these acquired assets to the previous owner. These assets include the following:

                  - Certain leases for the production of oil and natural gas located in Marion County, West Virginia;

                  -   Certain  oil or  natural  gas wells  located on the Marion
                      County Leases, together with all equipment and other tangible personal property attached to the wells;

                  - Certain vehicles and other equipment, parts, inventories and hand tools;

                  - Miscellaneous well logs, maps, production data, sales records and histories, royalty payment records and other information concerning the Marion County Leases and Marion County Wells;

                  - A $50,000 reclamation bond pursuant to which all of the Marion County Wells, and others, are permitted;

                  - Certain cash and trade accounts receivable generated by the operations and results of operations of the Marion County Leases and Marion County Wells, realized on or after August 1, 2005; and

                  -   All  outstanding   capital  common  stock  of  Cobham  Gas
                      Industries held by Trans Energy, Inc. or any affiliate.

              In consideration for the above referenced assets, the buyer will provide to us:

                  - The return to us of 244,633 shares of Trans Energy, Inc. common stock initially issued to acquire Cobham, to be valued at the closing price per share of our common stock on the closing date;

                  - The return to us of all of buyer's options, warrants and future rights to acquire any securities of Trans Energy or any of our affiliates;

                  - The Company retain the right to use through December 31, 2005 the $50,000 reclamation bond in order to comply with certain West Virginia boding requirements; and

                  - Buyer will assume responsibility for the payment of certain loans in the amount of $96,839, liabilities related to the plugging of certain of the Marion County Wells, all expenses related to operation, maintenance and ownership of the Marion County Leases and the Marion County Wells incurred on or after August 1, 2005.

              In addition to the above, we have agreed to fulfill the remaining payment obligations to the buyer under that certain agreement dated November 5, 2004, and we will retain responsibility for the payment of certain debts related to Cobham.

Item 2.       Management's Discussion and Analysis or Plan of Operations

Recent Developments

     Arvilla, Inc.

     On January 31,2005, we acquired Arvilla, Inc., a provider of well servicing, workover and related transportation services to independent oil and natural gas producers in northeast United States. It also performs ongoing maintenance and major overhauls necessary to optimize the level of production from existing oil and natural gas wells and provides certain ancillary services during the drilling and completion of new wells. Arvilla offers its services in Ohio, Pennsylvania, New York, Virginia, Kentucky and West Virginia.

     Cobham Gas Industries, Inc.

     On November 5, 2004, we acquired Cobham Gas Industries, Inc. and certain wells, leases, pipelines, gas purchase agreements, oil hauling agreements, equipment, right of ways and other miscellaneous items related to the leases located in West Virginia. On September 1, 2005, we sold a portion of these acquired assets to Texas Energy Trust Company and its trustee, George Hillyer. These assets include the following:

     o Certain leases for the production of oil and natural gas located in Marion County, West Virginia;

     o Certain oil or natural gas wells located on the Marion County Leases, together with all equipment and other tangible personal property attached to the wells;

     o Certain vehicles and other equipment, parts, inventories and hand tools;

     o Miscellaneous well logs, maps, production data, sales records and histories, royalty payment records and other information concerning the Marion County Leases and Marion County Wells;

     o A $50,000 reclamation bond pursuant to which all of the Marion County Wells, and others, are permitted;

     o Certain cash and trade accounts receivable generated by the operations and results of operations of the Marion County Leases and Marion County Wells, realized on or after August 1, 2005; and

     o All outstanding capital common stock of Cobham Gas Industries held by Trans Energy, Inc. or any affiliate.

     In consideration for the above referenced assets, the buyer will provide to us:

     o The return to us of 244,633 shares of Trans Energy, Inc. common stock initially issued to acquire Cobham, to be valued at the closing price per share of our common stock on the closing date;

     o The return to us of all of buyer's options, warrants and future rights to acquire any securities of Trans Energy or any of our affiliates;

     o We retain the right to use through December 31, 2005 the $50,000 reclamation bond in order to comply with certain West Virginia boding requirements; and

     o Buyer will assume responsibility for the payment of certain loans in the amount of $96,839, liabilities related to the plugging of certain of the Marion County Wells, all expenses related to operation, maintenance and ownership of the Marion County Leases and the Marion County Wells incurred on or after August 1, 2005.

     In addition to the above, we have agreed to fulfill the remaining payment obligations to the buyer under that certain agreement dated November 5, 2004, and we will retain responsibility for the payment of certain debts related to Cobham.

     Stock Split

     On November 29, 2004, our board of directors and stockholders holding a majority of our outstanding common stock approved a one share for 150 shares reverse split of our common stock. The reverse split was effected on January 28, 2005. All references to per share data and common stock have been restated to reflect the effect of this reverse split.

Results of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in the our unaudited consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                    Three Months Ended            Nine months Ended
                                                      September 30,                   June  30,
                                                 -----------------------        -----------------------
                                                    2005         2004             2005           2004
                                                 ---------     ---------        ---------     ---------
                                                        (Unaudited)                   (Unaudited)

         Total Revenues.....................       100%          100%             100%           100%
         Total costs and expenses...........       108           164              107            139
         Loss from operations..............         (8)          (64)              (7)           (39)
         Other income (expense).............        (3)           67               (3)             3
         Net income (loss)..................       (11)            3              (10)           (36)


     Revenues for the three months ("third quarter") and nine months ("first nine months") ended September 30, 2005 increased 1116% and 574%, respectively, compared to the 2004 periods, primarily due to the acquisition of Arvilla and inclusion of its revenues for the 2005 periods. Increased consolidated revenues also reflect increased oil and gas prices and volume. Our cost of oil and gas for the third quarter and first nine months of 2005 increased 864% and 434%, respectively, compared to the 2004 periods, also due to price and volume increases.

     Selling, general and administrative expenses increased from $17,986 in the third quarter of 2004 to $702,445 for the third quarter of 2005, and from $125,645 for the first nine months of 2004 to $1,818,062 for the first nine months of 2005. These increases are attributed to the acquisition of Arvilla and the associated expenses of our expanded operations. Salaries and wages decreased 58% and 44% for the third quarter and first nine months of 2005, respectively, when compared to the 2004 periods primarily due to a reduction in accrued wages. Depreciation, depletion, amortization and accretion expense increased 395% and 405% for the third quarter and first nine months of 2005, respectively, due to the addition of Arvilla Assets.

     Loss from operations for the third quarter and first nine months of 2005 was $314,220 and $713,280, respectively, compared to a loss of $208,686 and %$570,603 for the like periods of 2004. The improvement for the first nine months of 2005 is related to the acquisition of Arvilla and its increased contribution to revenues, price and volume increases, although the loss for the third quarter increased from the 2004 period due to a decrease in April revenues in Arvilla related to poor weather conditions. We realized total other expenses of $120,682 and $313,967 during the third quarter and first nine months of 2005, respectively, compared to total other income of $217,962 and $46,964 for the 2004 periods. The 2005 results were primarily attributed to the net loss on the sale of assets and increase in interest expense in 2005, and was partially offset the increase in other income in 2005.

     As a percentage of total revenues, total costs and expenses decreased from 164% in the third quarter of 2004 to 108% for the third quarter of 2005, and also decreased from 139% for the first nine months of 2004 to 107% for the first nine months of 2005. This improvement is also attributed to the acquisition of Arvilla and cost reductions in servicing of the Cobham wells.

     Our net loss for the third quarter and first nine months of 2005 was $434,902 and $1,029,055 (after a $1,808 adjustment due to hedging activities), respectively, compared to a net income of $9,276 for the third quarter of 2004 and a net loss of $523,639 for the first nine months of 2004.

     For the remainder of fiscal year 2005, management expects selling, general and administrative expenses to remain at approximately the same rate as the first nine months of 2005 and significantly higher than the prior year, reflecting the Arvilla acquisition. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2005.

Liquidity and Capital Resources

     Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At September 30, 2005, we had a working capital deficit of $2,508,269 compared to a deficit of $2,980,431 at December 31, 2004. This 16% decrease in working capital deficit is primarily attributed to the acquisition of Arvilla and the reduction of current liabilities and debt.

     During the first nine months of 2005, operating activities provided net cash of $286,464 compared to net cash provided of $121,388 for the first nine months of 2004. These results are primarily attributed to increases in depreciation and accounts payable. Also during the first nine months of 2005, net cash used by investing activities was $308,038, compared to net cash provided of $202,268 for the first nine months of 2004. This result is primarily attributed to payment for other assets and expenditures for property and equipment.

     During the first nine months of 2005, we realized net cash from financing activities of $190,922 compared to $310,870 in the first nine months of 2004. These results are attributed to the increase in proceeds from related party notes.

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

     As of September 30, 2005, we had total assets of $10,606,253 and total stockholders' equity of $383,140, compared to total assets of $4,234,111 and total stockholders' deficit of $1,169,886 at December 31, 2004.

     In 1998, we issued $4,625,400 face value of 8% Secured Convertible Debentures Due June 30, 1999. A portion of the proceeds were used to acquire the GCRL properties and interest in Wyoming. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At September 30, 2005, we owed $50,000 for a debenture plus approximately $25,000 in interest.

     Because we have incurred significant cumulative operating losses through September 30, 2005 and have a working capital deficit at September 30, 2005 of $2,526,769, there exists substantial doubt about our ability to continue as a going concern. Historically, our revenues have not been sufficient to cover operating costs and we may potentially need to rely on proceeds from sale of common stock, debt or equity financing, and increased operating revenues from new developments to allow us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.

     We have included a footnote to our financial statements for the periods ended September 30, 2005 stating that because of our continued losses, working capital deficit and need for additional funding, there is substantial doubt as to whether we can continue as a going concern. See Note 2 to the consolidated financial statements.

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

     o On July 1, 1998, RR Donnelly (RR) obtained a judgment against us for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At September 30, 2005, we had accrued a balance including interest of $56,792 as a current liability. We are currently in default on this judgment.

     We may be engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

     On July 1, 2005, we issued 141,668 shares to our Chief Executive Officer, Clarence Smith, in exchange for his forgiving a debt of $255,000. On October 19, 2005, we issued 20,000 shares to John Corp as a signing bonus for becoming a director and officer of Trans Energy. The issuances were made in isolated, private transactions to affiliates and executive officers and were, therefore, exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of that Act.

Item 3.       Defaults Upon Senior Securities

     In 1998, we issued $4,625,400 face value of 8% secured convertible debentures due September 30, 1999. Interest on the debentures accrued upon the date of issuance until payment in full of the principal sum was been made or duly provided for. Holders of the debentures have the option, at any time, until maturity, to convert the principal amount of their debenture, or any portion of the principal amount which is at least $10,000 into shares of the our common stock at a conversion price for each share equal to the lower of (a) seventy percent (70%) of the market price of the our stock averaged over the five trading days prior to the date of conversion, or (b) the market price on the issuance date of the debentures. Any accrued and unpaid interest shall be payable, at our option, in cash or in shares of our common stock valued at the then effective conversion price. During 2000, all but one of the remaining outstanding debentures were converted into commons stock. At September 30, 2005, we owed $50,000 to one debenture holder plus approximately $25,000 in interest.

Item 4.       Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.       Other Information

     The following reports were filed with the SEC on Form 8-K during the three month period ended September 30, 2005.

     September 16, 2005 - reporting under Item 2.01 the sale of certain assets previously acquired upon the acquisition of Cobham Gas Industries, Inc.

     The September 16, 2005 report also reported under Item 5.01 the resignation John G. Corp as a director and Vice President. However, the report inadvertently stated that Mr. Corp resigned as a director, although his resignation was only as an officer and he remains as a director.

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

                                 TRANS ENERGY, INC.



Date: November 25, 2005          By  /S/  Clarence E. Smith
                                     ----------------------------------------
                                         Clarence E. Smith
                                         Chief Executive Officer and Director




Date:  November 25, 2005         By  /S/  William F. Woodburn
                                    -----------------------------------------
                                         WILLIAM F. WOODBURN
                                         Secretary / Treasurer
                                         (Principal Accounting Officer)