Form 10KSB
period 2005-12-31
TRANS ENERGY INC
filed 2006-05-22
CIK 919721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2005

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

     State the issuer's revenues for its most recent fiscal year. $ 4,797,201

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $1,233,094 (Based on price of $0.61 per share on May 12, 2006)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                  Outstanding as of March 31, 2006
 -----------------------                        --------------------------------
 Common Stock, Par Value                                   4,707,515
     $.001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

                       A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Disclosure Format.   Yes [ ]  No [X]


                               TRANS ENERGY, INC.

                                TABLE OF CONTENTS

                                                                                                       Page

                                                         PART I

Item 1.           Description of Business .......................................................        3

Item 2.           Description of Property........................................................       15

Item 3.           Legal Proceedings..............................................................       17

Item 4.           Submission of Matter to a Vote of Security Holders.............................       17

                                                         PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................       17

Item 6.           Management's Discussion and Analysis or Plan of Operation......................       18

Item 7.           Financial Statements...........................................................       21

Item 8.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...........................................................       21

Item 8A.          Controls and Procedures........................................................       21

Item  8B          Other Information..............................................................       21


                                                        PART III

Item 9.           Directors, Executive Officers, Promoters and Control persons;
                  Compliance with Section 16(a) of the Exchange Act..............................       22

Item 10.          Executive Compensation.........................................................       23

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................       24

Item 12.          Certain Relationships and Related Transactions.................................       24

Item 13.          Exhibits.......................................................................       25

Item 14.          Principal Accountant Fees and Services.........................................       26

                  Signatures.....................................................................       27

                                     PART I

Item 1.  Description of Business

History

     Trans Energy, Inc. is engaged in the transportation, marketing and production of natural gas and oil, and certain exploration and development activities. We own and operate approximately 93 oil and gas wells in West Virginia We also own and operate an aggregate of over 20 miles of 4-inch and 6-inch gas transmission lines located within West Virginia in the Counties of Ritchie and Tyler. This pipeline system gathers natural gas produced from these wells and from wells owned by third parties. We also have approximately 10,000 gross acres under lease in West Virginia in the counties of Wetzel and Tyler.

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

Recent Events

     Sale of Cobham Assets

     On September 1, 2005, together with our wholly owned subsidiary Prima Oil Company, Inc., we finalized the sale of certain assets to Texas Energy Trust Company and its trustee, George Hillyer ("Buyer"). These assets include the following:

     * Certain leases for the production of oil and natural gas located in Marion County, West Virginia (the "Marion County Leases");

     * Certain oil or natural gas wells located on the Marion County Leases (the "Marion County Wells"), together with all of the equipment and other tangible personal property physically attached to any of the wells, including all pipelines, rights of way, easements, well head equipment and leasehold estates;

         * Certain vehicles and other equipment, parts, inventories and hand tools;

     * Miscellaneous well logs, maps, production data, sales records and histories, royalty payment records and other information concerning the Marion County Leases and Marion County Wells;

     * A $50,000 reclamation bond pursuant to which all of the Marion County Wells, and others, are permitted;

     * Certain cash and trade accounts receivable generated by the operations and results of operations of the Marion County Leases and Marion County Wells, realized on or after August 1, 2005; and

     * All the outstanding capital common stock of Cobham Gas Industries held by Trans Energy, Inc. or any of our affiliates.

     The assets are a portion of those total Cobham Gas assets we acquired in November 2004. In consideration for the above referenced assets, the Buyer provided the following to us:

     * The return to us of 244,633 shares of Trans Energy, Inc. common stock initially issued to Buyer in January 2005 and which shares are to be valued at the closing price per share of our common stock on the closing date;

     * The return to us of all of Buyer's options, warrants and future rights to acquire any securities of Trans Energy or any of our affiliates;

     * We retain the right to use through December 31, 2005 the $50,000 reclamation bond in order to comply with certain West Virginia bonding requirements; and

     * Buyer will assume responsibility for the payment of certain loans in the amount of $96,839, the liabilities related to the plugging of certain of the Marion County Wells, all expenses related to operation, maintenance and ownership of the Marion County Leases and the Marion County Wells incurred on or after August 1, 2005.

     In addition to the above, we have agreed to fulfill the remaining payment obligations to Buyer under that certain agreement dated November 5, 2004, and we will retain responsibility for the payment of certain debts related to Cobham Gas Industries.

     Sale of Arvilla
     ---------------

     On April 7, 2006, we finalized the agreement to sell our well servicing and maintenance business in exchange for shares of Trans Energy common stock, certain natural gas properties and other considerations, which agreement was initially entered into on January 3, 2006. Part of the reason for the sale was the inability of our board of directors to agree on the direction of Trans Energy with Arvilla as a significant subsidiary. Under the terms of the definitive agreement, our wholly owned subsidiary, Arvilla, Inc. sold to Clarence E. Smith and Rebecca L. Smith, both directors of Trans Energy, 100% of the outstanding membership interests of Arvilla Oilfield Services, LLC, a West Virginia limited liability company ("AOS").

     AOS provides well servicing, workover and related transportation services to independent oil and natural gas producers in the northeast region of the United States. It also performs ongoing maintenance and major overhauls necessary to optimize the level of production from existing oil and natural gas wells and provides certain ancillary services during the drilling and completion of new wells. AOS offers its services in Ohio, Pennsylvania, New York, Virginia, Kentucky and West Virginia and also owns a fleet of well service equipment.

     We originally acquired AOS from Clarence and Rebecca Smith on January 31, 2005 through a merger of our subsidiary, Trans Energy Acquisitions, with and into Arvilla, Inc., with Arvilla being the surviving entity. As consideration, we issued 1,185,024 shares of our common stock, of which 1,042,821 shares were issued to the Smiths, both of whom became directors of Trans Energy following the acquisition. AOS's operations were previously conducted as Arrow Oilfield Service Company, a division of Belden & Blake Corporation, a privately held company engaged in the exploration, development and production of oil and natural gas In June 2004, the Smiths acquired Arrow Oilfield Service Company from Belden & Blake and created Arvilla Oilfield Services, LLC as the operating entity. Subsequently, the Smiths created Arvilla, Inc. that acquired all the membership interests of Arvilla Oilfield Services in order to facilitate its acquisition by Trans Energy.

     As a result of consummating the definitive agreement, Clarence and Rebecca Smith returned to us 521,411 shares of their Trans Energy common stock. The Smiths have also conveyed to Trans Energy all of their interest in and to five oil and gas wells located in Tyler County, West Virginia. Assignments for the wells originally was to be held in escrow pending satisfaction by Trans Energy of two promissory notes in the aggregate amount of $763,000 payable to AOS and to Arvilla Pipeline Construction Co., Inc., a separate entity owned by Clarence and Rebecca Smith. However, pursuant to the First Amendment to Definitive Agreement, the parties agreed that the wells would be transferred at the closing and we agreed to pay AOS $176,239 on or before April 30, 2006, and pay Arvilla

Pipeline $115,000 on or before April 30, 2006. To secure these payments by Trans Energy, Clarence and Rebecca Smith will hold a lien on a certain Lyon Leasehold Deed of Trust until the debt is satisfied.

     An additional term of the definitive agreement provided that each of Clarence and Rebecca Smith received bonuses equal to approximately $85,000. A further condition of the closing included the written consent for the sale of AOS from certain banks and lenders having the right to call a loan on the ownership transfer of AOS.

     Upon execution of the definitive agreement, Clarence Smith resigned as our Chief Executive Officer, but remained on our board of directors until the closing. At the closing, both Clarence and Rebecca Smith resigned as directors of Trans Energy and Arvilla, Inc. Clarence and Rebecca Smith have also agreed not to sell an amount of their remaining Trans Energy common stock during each calendar quarter on or after March 22, 2006, in an aggregate amount greater that
(i) 50,000 shares (adjusted for stock splits or stock dividends; or (ii) one percent of the total outstanding shares of Trans Energy common stock on the date of any such sale.

     Finally, the closing of the transaction was expressly conditioned on the receipt of a fairness opinion from a qualified independent party stating that the transactions contemplated by the definitive agreement are fair to Trans Energy and our stockholders. That opinion was issued and delivered to Trans Energy on March 31, 2006.

Sale of Wyoming Wells and Properties
------------------------------------

     In April 2006, we finalized a definitive Agreement for Sale of Oil and Gas Properties related to the sale of all of our holdings in Wyoming including certain wells, overriding royalties and undeveloped acreage located in Campbell County, Wyoming. The assets have been sold at public auction through the Oil & Gas Asset Clearinghouse in Houston, Texas. The gross sales price for the properties is $1,003,000.

     The wells sold by us, all located in Campbell County, Wyoming, include the Pinion Fee #1, Sagebrush Federal #1, Sagebrush Federal #2, Sagebrush Federal #3 (injector), Boley #31-36 Sandbar, State #1-36 Sandbar and State #2-36 Sandbar. Also included in the sales were overriding royalties on two wells (Sagebrush Federal #1 and Sagebrush Federal #2) and Tract TR4-B, and 2,530 undeveloped acres, also located in Campbell County.

Business History

     Our business strategy is to economically increase reserves, production and the sale of gas and oil from existing and acquired properties in the Appalachian Basin and elsewhere, in order to maximize shareholders' return over the long term. Our strategic location in West Virginia enables us to actively pursue the acquisition and development of producing properties in that area that will enhance our revenue base without proportional increases in overhead costs.

     We operate oil and natural gas properties and transport and market natural gas through our transmission systems in West Virginia. Although management desires to acquire additional oil and natural gas properties and to become more involved in exploration and development, this can only be accomplished if we can secure future funding. Management intends to continue to develop and increase the production from oil and natural gas properties that we currently own. We will continue to transport and market natural gas through our pipelines. During 2004 we sold approximately 7.6 miles of our 6-inch pipeline and approximately 10 miles of our 4-inch pipeline for cash and other consideration. In 2004, we sold approximately 3 miles of 6-inch pipeline and approximately 5.7 miles of 4-inch pipeline.

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

The acquisition was accomplished by our wholly owned subsidiary, Prima Oil Company, Inc., acquiring from Texas Energy Trust 100% of the issued and outstanding shares (2,100 shares) of Cobham Gas Industries, Inc., a Delaware corporation. Under the terms of the agreement, we acquired certain wells, leases, pipelines, gas purchase agreements, oil hauling agreements, equipment, right of ways and other miscellaneous items related to the leases located in West Virginia. A total of 229 wells were acquired, of which 98 are producing, located on approximately 15,000 leased acres. Among the assets acquired are certain vehicles and heavy equipment and various other drilling equipment.

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

     On September 1, 2005, together with our wholly owned subsidiary Prima Oil Company, Inc., we finalized the sale of certain assets to Texas Energy Trust Company and its trustee, George Hillyer ("Buyer"). These assets include the following:

     * Certain leases for the production of oil and natural gas located in Marion County, West Virginia (the "Marion County Leases");

     * Certain oil or natural gas wells located on the Marion County Leases (the "Marion County Wells"), together with all of the equipment and other tangible personal property physically attached to any of the wells, including all pipelines, rights of way, easements, well head equipment and leasehold estates;

     * Certain vehicles and other equipment, parts, inventories and hand tools;

     * Miscellaneous well logs, maps, production data, sales records and histories, royalty payment records and other information concerning the Marion County Leases and Marion County Wells;

     * A $50,000 reclamation bond pursuant to which all of the Marion County Wells, and others, are permitted;

     * Certain cash and trade accounts receivable generated by the operations and results of operations of the Marion County Leases and Marion County Wells, realized on or after August 1, 2005; and

     * All the outstanding capital common stock of Cobham Gas Industries held by Trans Energy, Inc. or any of our affiliates.

     In consideration for the above referenced assets, the Buyer provided the following to us:

     * The return to us of 244,633 shares of Trans Energy, Inc. common stock initially issued to Buyer in January 2005 and which shares are to be valued at the closing price per share of our common stock on the closing date;

     * The return to us of all of Buyer's options, warrants and future rights to acquire any securities of Trans Energy or any of our affiliates;

     * We retain the right to use through December 31, 2005 the $50,000 reclamation bond in order to comply with certain West Virginia bonding requirements; and

     * Buyer will assume responsibility for the payment of certain loans in the amount of $96,839, the liabilities related to the plugging of certain of the Marion County Wells, all expenses related to operation, maintenance and ownership of the Marion County Leases and the Marion County Wells incurred on or after August 1, 2005.

     In addition to the above, we have agreed to fulfill the remaining payment obligations to Buyer under that certain agreement dated November 5, 2004, and we will retain responsibility for the payment of certain debts related to Cobham Gas Industries.

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

     The following table sets forth information concerning the existing oil production per day of the producing wells located on the GCRL property.

                               Gross Bbls.       Net %              Net Bbls.
Name of Well                 Oil Per Day        to TENG            to TENG
------------                 -----------        -------            -------
Sagebrush Flat (one unit)          61              42.15%           26
Pinon Fee #1                       19              51.2%             9
Swartz Draw                        27              27.7%             7
                               ------                             ----
        Total                     107                               42

In April 2006, we finalized a definitive Agreement for Sale of Oil and Gas Properties related to the sale of certain wells, overriding royalties and undeveloped acreage located in Campbell County, Wyoming. The assets have been sold at public auction through the Oil & Gas Asset Clearinghouse in Houston, Texas. The gross sales price for the properties is $1,003,000.

The wells sold by us, all located in Campbell County, Wyoming, include the Pinion Fee #1, Sagebrush Federal #1, Sagebrush Federal #2, Sagebrush Federal #3 (injector), Boley #31-36 Sandbar, State #1-36 Sandbar and State #2-36 Sandbar. Also included in the sales were overriding royalties on two wells (Sagebrush Federal #1 and Sagebrush Federal #2) and Tract TR4-B, and 2,530 undeveloped acres, also located in Campbell County.

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

     We will continue to transport and market natural gas through our various pipelines in 2006. During 2005, we purchased a 5% working interest in 14 Benson wells in Tyler County, West Virginia and drilled one well in Doddridge County, West Virginia, of which we own a 100% working interest.

     Arvilla Oilfield Services

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

     Typically, Arvilla will provide a well servicing or swab rig, the crew to operate the rig, and such other specialized equipment as may be needed to meet a customer's requirements. Arvilla also owns a fleet of equipment that provides:

     *   brine hauling and disposal;
     *   pipeline and facility construction;
     *   well location preparation and lease road construction;
     *   oil hauling; and
     *   trucking of oilfield equipment, such as rigs, casings, tubing and rods.

     Arvilla's service area is located within 500 miles of major gas markets for the United States. This strategic location is important as oil and gas companies develop natural gas reserves for future markets. Arvilla provides various services to the oil and gas industry that include:

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

     Excavating equipment. Arvilla provides dozers, excavators, and loaders that are used to build access roads, cut drill sites for wells, dig pits, reclaim drill sites after drilling is completed, reclaim access roads, and seed, fertilize, lime, and mulch disturbed areas.

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

     On April 7, 2006, we finalized the agreement to sell our well servicing and maintenance business in exchange for shares of Trans Energy common stock, certain natural gas properties and other considerations, which agreement was initially entered into on January 3, 2006. Part of the reason for the sale was the inability of our board of directors to agree on the direction of Trans Energy with Arvilla as a significant subsidiary. Under the terms of the definitive agreement, our wholly owned subsidiary, Arvilla, Inc. sold to Clarence E. Smith and Rebecca L. Smith, both directors of Trans Energy, 100% of the outstanding membership interests of Arvilla Oilfield Services, LLC, a West Virginia limited liability company ("AOS").

     As a result of consummating the definitive agreement, Clarence and Rebecca Smith returned to us 521,411 shares of their Trans Energy common stock. The Smiths have also conveyed to Trans Energy all of their interest in and to five oil and gas wells located in Tyler County, West Virginia. Assignments for the wells originally was to be held in escrow pending satisfaction by Trans Energy of two promissory notes in the aggregate amount of $763,000 payable to AOS and to Arvilla Pipeline Construction Co., Inc., a separate entity owned by Clarence and Rebecca Smith. However, pursuant to the First Amendment to Definitive Agreement, the parties agreed that the wells would be transferred at the closing and we agreed to pay AOS $176,239 on or before April 30, 2006, and pay Arvilla Pipeline $115,000 on or before April 30, 2006. To secure these payments by Trans Energy, Clarence and Rebecca Smith will hold a lien on a certain Lyon Leasehold Deed of Trust until the debt is satisfied. These notes have been paid and the lien released.

     An additional term of the definitive agreement provided that each of Clarence and Rebecca Smith received bonuses equal to approximately $85,000. A further condition of the closing included the written consent for the sale of AOS from certain banks and lenders having the right to call a loan on the ownership transfer of AOS.

     Upon execution of the definitive agreement, Clarence Smith resigned as our Chief Executive Officer, but remained on our board of directors until the closing. At the closing, both Clarence and Rebecca Smith resigned as directors of Trans Energy and Arvilla, Inc. Clarence and Rebecca Smith have also agreed not to sell an amount of their remaining Trans Energy common stock during each calendar quarter on or after March 22, 2006, in an aggregate amount greater that
(i) 50,000 shares (adjusted for stock splits or stock dividends; or (ii) one percent of the total outstanding shares of Trans Energy common stock on the date of any such sale.

     Finally, the closing of the transaction was expressly conditioned on the receipt of a fairness opinion from a qualified independent party stating that the transactions contemplated by the definitive agreement are fair to Trans Energy and our stockholders. That opinion was issued and delivered to Trans Energy on March 31, 2006.

Research and Development

     We have not allocated funds for conducting research and development activities. We do not anticipate allocating funds for research and development in the immediate future.

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

     Natural gas delivered through our pipeline network is sold through a contract with Sancho Oil and Gas Corporation to Dominion Hope Gas, a local utility. Some of the gas is sold at a fixed price on a year long basis and some at a variable price per month per Mcf. Under our contract with Sancho, we have the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope Gas in 1988. This agreement is a flexible volume supply agreement whereby we receive the full price which Sancho charges the end user less a $.05 per Mcf marketing fee paid to Sancho. In addition to the natural gas produced by our wells, we also purchased approximately 876 Mcf of natural gas per day in 2005.

     The natural gas from our Wetzel County wells is sold to East Resources or Equitable Gas. The gas from our Doddridge County wells is sold to Dominion Hope through a Trans Energy, Inc. contract.

     We sell our oil production to third party purchasers under agreements at posted field prices. These third parties purchase the oil at the various locations where the oil is produced.

     Although management believes that we are not dependent upon any one customer, our marketing arrangement with Sancho accounted for approximately 77% of our revenue for the year ended December 31, 2005, and approximately 78% for 2004. This marketing agreement is in effect until September 1, 2008.

Competition

     We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of the Appalachian Basin and elsewhere competing for customers. Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that there exists a viable market place for smaller producers of natural gas and oil and for operators of smaller natural gas transmission systems.

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

     Legislation and implementing regulations adopted or proposed to be adopted by the Environmental Protection Agency and by comparable state agencies, directly and indirectly, affect our operations. We are required to operate in compliance with certain air quality standards, water pollution limitations, solid waste regulations and other controls related to the discharging of materials into, and otherwise protecting the environment. These regulations also relate to the rights of adjoining property owners and to the drilling and production operations and activities in connection with the storage and transportation of natural gas and oil.

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

Employees

     As of the end of our fiscal year on December 31, 2005, we employed eight full-time employees, consisting of three executives, two marketing and clerical persons, and three production persons. Our subsidiary, Arvilla Oilfield Services, had approximately 103 full time employees consisting of the following:

     *   43 rig hands that  operate or work  directly  on a service  rig or swab rig;
     * 25 truck drivers who drive various types of trucks that haul oil, brine or oilfield equipment;
     *   2  equipment   operators  who  operate   various  types  of  excavating
         equipment;
     * 11 roustabouts who perform various types of labor work associated with oil and gas production such as setting tank batteries, meter runs and laying or repairing gas lines;
     * 10 mechanics that repair and maintain all types of trucks, rigs and equipment;
     *   4 clerical employees;  6 managerial persons; and
     *   2 executives.

     Following our sale of Arvilla in January 2006 and the departure of their employees, we have added three new employees in our land-lease department. We anticipate adding an account manager during 2006 and such other employees as business warrants.

     None of our employees are members of any union, nor have they entered into any collective bargaining agreements. We believes that our relationship with our employees is good. With the successful implementation of our business plan, we may seek additional employees in the next year to handle anticipated potential growth.

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

     We have a history of losses and may realize future losses.
     ---------------------------------------------------------------------------
     Although our revenues increased approximately 115% during the fiscal year ended December 31, 2005, we may not achieve, or subsequently maintain profitability if anticipated revenues do not increase in the future. We have experienced operating losses, negative cash flow from operations and net losses in each quarterly and annual period for the past several years. As of December 31, 2005, our net operating loss carryforward was approximately $25 million and our accumulated deficit was approximately $30 million We expect to continue to incur significant expenses in connection with

     *   exploration  and development of new and existing  properties;
     *   costs of sales and marketing efforts;
     *   construction of gathering system infrastructure;
     *   additional personnel; and
     *   increased general and administrative expenses.

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

     We have a significant working capital deficit that makes it more difficult to obtain capital necessary for our operations and which may have an adverse effect on our future business.
     ---------------------------------------------------------------------------

     As of December 31, 2005, we had a working capital deficit of $919,187. If our business does not produce positive working capital in the future, our business and financial condition would most likely be materially and negatively impacted.

     It may be necessary for us to seek additional funding, which may not be available on terms favorable to us, or at all.
     ---------------------------------------------------------------------------

     Management believes that we may need to seek additional funding in the future to provide sufficient working capital and funds for capital expenditures. If we cannot meet future capital requirements through realized revenues from our ongoing business, we may have to raise additional capital by borrowing or by selling equity or equity-linked securities, which would dilute the ownership percentage of our existing stockholders. Also, these securities could also have rights, preferences or privileges senior to those of our common stock. Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit operating flexibility. We may not be able to obtain funds needed to finance operations at all, or may be able to obtain funds only on very unattractive terms. Management may also explore other alternatives such as a joint venture with other oil and gas companies. There can be no assurances, however, that we will conclude any such transaction.

     There are many competitors in the oil and gas industry.
     ---------------------------------------------------------------------------

     We encounter many competitors in the oil and gas industry including in the exploration and development of properties and the sale of oil and gas. Management expects competition to continue to intensify in the future. Many existing and potential competitors have greater financial resources, larger market share and more customers than us, which may enable them to establish a stronger competitive position than we have. If we fail to address competitive developments quickly and effectively, we will not be able to grow and our business will be adversely affected.

     Our operating results are likely to fluctuate significantly and cause our stock price to be volatile which could cause the value of your investment in our shares to decline.
     ---------------------------------------------------------------------------

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

     Our  business  could  be  adversely   affected  by  any  adverse   economic
     developments in the oil and gas industry and/or the economy in general.
     ---------------------------------------------------------------------------

     The oil and gas industry is susceptible to significant change that may influence our business development due to a variety of factors, many of which are outside our control. Some of these factors include:

     * varying  demand for oil and gas;
     *   fluctuations in price;
     *   competitive factors that affect pricing;
     *   attempts to expand into new markets;
     * the timing and magnitude of capital expenditures, including costs relating to the expansion of operations;
     *   hiring and retention of key personnel;

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

     Our future success depends on retaining existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost profitability and a slower rate of growth.
     ---------------------------------------------------------------------------

     Our future success depends, in part, on the ability to retain our key employees including executive officers. Also, we do not carry, nor do we anticipate obtaining, "key man" insurance on our executives. It would be difficult for us to replace any one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

     If we are unable to manage our growth effectively, our operations and financial performance could be adversely affected.
     ---------------------------------------------------------------------------

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

     Going concern issue.
     ---------------------------------------------------------------------------

     Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependant upon our ability to achieve a profitable level of operations. We may need, among other things, additional capital resources which we will seek through loans from banks or other forms of financing.

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

     Future sales or the potential for sale of a substantial number of shares of our common stock could cause the market value to decline and could impair our ability to raise capital through subsequent equity offerings.
     ---------------------------------------------------------------------------

     If we do not generate necessary cash from our operations to finance future business, we may need to raise additional funds through public or private financing opportunities. The issuance of a substantial number of our common shares to individuals or in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. Any such issuances would dilute the equity interests of existing stockholders.

     We do not intend to pay dividends.
     ---------------------------------------------------------------------------

     To date, we have never declared or paid a cash dividend on shares of our common stock. We currently intend to retain any future earnings for growth and development of business and, therefore, do not anticipate paying any dividends in the foreseeable future.


     Possible "Penny Stock" Regulation.
     ---------------------------------------------------------------------------

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

Item 2.       Description of Property

     Our properties consist essentially of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia. Our proved reserves for the years ended December 31, 2005, 2004 and 2003 are set forth below:


                                                               December 31,
                                          -------------------------------------------------------
                                              2005                  2004                  2003
                                          -----------           -----------           -----------
Natural Gas (mmcf)
    Developed                                   4,263               542,955                -
    Undeveloped                                     -                     -                -
                                              -------             ---------          ------------
     Total Proved                               4,263               542,955                -
                                                =====             =========          ============
Crude Oil (Bbl)
    Developed                                 215,844               106,649                99,880
    Undeveloped                                     -                     -                -
                                             --------             ---------          -----------
     Total Proved                             215,844               106,649                99,880
                                              =======             =========              ========

     These estimates are bases primarily on the reports of Robert L. Richards (Wyoming), Geologist and presently an officer and director of Trans Energy, and Mark V. Schumacher, PE (West Virginia). Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the SEC. See SFAS 69 Supplemental Disclosures included as part of our consolidated financial statements.

     Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf"), produced by us for the past three fiscal years. The increase in the cost of oil production in 2005 is attributed to expenses incurred putting water flood into operation.

                                                                Years ended December 31,
                                            -----------------------------------------------------------------
Average sales price:
--------------------
                                                 2005                      2004                    2003
                                            ---------------             ------------           --------------

    Gas (per mcf)                             $ 10.28                    $  7.40                    $ 7.04
    Oil (per bbl)                               56.20                      30.24                     23.38
Average cost of production:
    Gas (per mcf)                                   -                       -                         -
    Oil (per bbl)                              $16.19                     $14.19                      4.58

     We have not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of our last fiscal year.

     The following schedule sets forth the capitalized costs relating to oil and gas producing activities by us for the past three fiscal years.

                                                                Years ended December 31,
                                            -------------------------------------------------------------
                                                 2005                      2004                 2003
                                            ---------------          ---------------       --------------
Proved oil and gas
  producing properties
  and related lease
  and well equipment                         $ 3,403,421              $ 7,093,676          $ 3,171,426
Unproved oil and gas
  properties                                      64,004                   95,945               99,945
Accumulated depreciation
  and depletion                               (1,394,403)             (3,870,874)           (2,555,878)
                                             -----------              -----------          -----------
Net Capitalized Costs                        $ 2,073,022              $ 3,318,747          $   715,493
                                             ===========              ===========          ============

     The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to our proved oil and gas reserves.

                                                                Years ended December 31,
                                            -------------------------------------------------------------
                                                 2005                      2004                 2003
                                            ---------------          ---------------       --------------
Standardized measure,
  beginning of year                          $ 4,438,836                $1,864,377          $ 4,314,941
Oil and gas sales, net
  of production costs                        (7,990,879)                (1,539,222)          (2,411,293)
Sales of mineral in place                              -                   -                    -
Purchases                                     31,883,344                 5,132,087              -
Net change due to revisions
  in quantity estimates                      (5,287,060)                (1,018,406)             (39,271)
                                             -----------               -----------         ------------
Standardized measure,
  end of year                               $ 23,044,241                $ 4,438,836         $ 1,864,377
                                            ============               ============         ===========

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

        On July 28, 1999 Core Laboratories, Inc. obtained a judgment against us for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10% per annum. At December 31, 2005 we accrued a balance including interest of $19,983 as a current liability. We are currently in default on this judgment.

         On July 1, 1998, RR Donnelly obtained a judgment against us for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10% per annum. At December 31, 2005, we accrued a balance including interest of $90,286 as a current liability. We are currently in default on this judgment.

     We may be engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     Our common stock is quoted on the OTC Bulletin Board under the symbol TENG. Prior to the effectiveness of our reverse stock split on January 28, 2005, our stock traded under the symbol of TSRG. Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTC Bulletin Board for the past two fiscal years and adjusted for the one share for 150 shares reverse stock split.
                                     High         Low
                                     ----         ---


         2005
                  First Quarter     $   2.55     $   1.55
                  Second Quarter    $   1.97     $   0.70
                  Third Quarter     $   1.85     $   1.10
                  Fourth Quarter    $   1.75     $   0.71

         2004
                  First Quarter     $   2.70     $   1.05
                  Second Quarter    $   4.50     $   0.75
                  Third Quarter     $   4.35     $   1.50
                  Fourth Quarter    $   2.55     $   1.35

     As of May 15, 2006, there were approximately 388 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

Results of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the two most recent fiscal years ended December 31, 2005 and 2004. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                                                Fiscal Years Ended December 31,
                                                                                    2005             2004
                                                                                   -----            ------
Total revenues........................................................            100%               100%
Total costs and expenses..............................................             116               112
Total other income (expenses).........................................              (6)               (9)
Loss before income  taxes and change in accounting principal .........             (23)              (21)
Income taxes..........................................................               -                 -
Net (loss)............................................................             (26)              (21)

     For the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
     ---------------------------------------------------------------------------

     Total revenues of $4,797,201 for the year ended December 31, 2005 ("2005") increased 100% compared to $2,390,099 for the year ended December 31, 2004 ("2004"), due primarily to the increase of oil and gas prices and the addition of the Cobham revenues for the last two months of 2004. In 2005, oil made up 23% of total revenues compared to 22% in 2004, and gas represented 77% of revenues in 2005 compared to 76% in 2004 The changes were considered minimal representing only a slight difference in percentage points.

     We had an operating loss of $814,345 for 2005 compared to a loss of $284,127 in 2004. Total costs and expenses increased 110% in 2005 primarily due to the 163% increase in the cost of oil and gas. Salaries and wages decreased by

21% in 2005. Additionally, the 106% increase in selling, general and administrative expenses was primarily due to increases in insurance premiums, travel expenses and additional labor costs. As a percentage of revenues, total costs and expenses increased to 116% in 2005 from 112% in 2004.

     Other expenses as a percentage of revenues decreased from 9% in 2004 to 6% in 2005, attributed to the decrease in interest expense from $193,683 in 2004 to $129,034 in 2005 due to the paying off certain debt. We realized a gain on disposition of debt of $416,560 in 2004, compared to $7,306 in 2005. We realized a loss on the extinguishment of debt of $653,257 in 2004 compared to a loss of $0 in 2005.

     Our net loss for 2005 was $1,456,593 versus a net loss of $502,848 for 2004. The increase in net loss in 2005 is primarily attributed to increases in cost of oil and gas, selling, general and administrative expenses.

     Net Operating Losses
     --------------------

     We have accumulated approximately $24 million of net operating loss carryforwards as of December 31, 2005, which may be offset against future taxable income through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2005 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

     Historically, working capital needs have been satisfied through our operating revenues and from borrowed funds. Our working capital deficit at December 31, 2005 was $3,079,443 compared with a deficit of $2,980,431 at December 31, 2004. We anticipate meeting working capital needs during the 2006 fiscal year with revenues from operations and possibly from capital raised through the sale of either equity or debt securities. We have no other current agreements or arrangements for additional funding and there can be no assurance such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

     As of December 31, 2005, we had total assets of $11,672,307 and stockholders' equity of $90,602 compared to total assets of $4,234,111 and total stockholders' deficit of $1,169,886 at December 31, 2004. The increase in total assets and decrease in stockholders' deficit at December 31, 2005 is attributed to the acquisition of Arvilla. We have recorded a long-term liability of $799,393 as an asset retirement obligation that relates to, in part, the estimated cost to plug wells in the event it becomes necessary.

     Because we have generated significant losses from operations through December 31, 2005 and have a working capital deficit at December 31, 2005, there exists substantial doubt about our ability to continue as a going concern. Revenues have not been sufficient to cover operating costs and to allow us to continue as a going concern. Potential proceeds from the future sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.

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

Recent Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS, No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

     In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Management believes the adoption of this statement will have no impact on the financial statements of the Company.

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that " . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

Item 7.       Financial Statements

     Our financial statements as of and for the fiscal years ended December 31, 2005 and 2004 have been examined to the extent indicated in their report by H J & Associates, LLC, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     This Item is not Applicable.

Item 8A.     Controls and Procedures

     As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

     Based upon the required evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2005, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item  8B.     Other Information

Reports on Form 8-K

     Since the beginning of our fiscal fourth quarter commencing October 1, 2005 through the date of this report, we have filed current reports on Form 8-K reporting the following:

         January 9, 2006 - reporting under Item 1.01 that Trans Energy has entered into an agreement to sell certain assets, including Arvilla Oilfield Services, LLC held by Arvilla, Inc., our wholly owned subsidiary, and reporting under Item 502 the resignation of our Chief Executive Officer, Clarence E. Smith, and the appointment of James K. Abcouwer as our new President and Chief Executive Officer.

         April 13, 2006 - reporting under Item 2.01 the completion of the sale of Arvilla, Inc. and reporting under Item 502 the resignations of two directors, Clarence E. Smith and Rebecca Smith.

         April 27, 2006 - reporting under Item 1.01 the sale of certain wells and properties located in Campbell County Wyoming.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held by our directors and executive officers:

     Name                       Position                        Director Since                Age
     ----                       --------                        --------------                ---
     James K. Abcouwer          President and C.E.O                April 2006                 52
     Loren E. Bagley            Vice President and Director        August 1991                64
     John G. Corp               Director                           February 2005              46
     William F. Woodburn        Secretary / Treasurer              August 1991                64
                                 Chief Operating Officer
                                 and Director
     Robert L. Richards         Director                           September 2001             59

     On January 3, 2006 and in connection with the execution of the definitive agreement to sell Arvilla, Clarence E. Smith resigned as our Chief Executive Officer, which resignation has been accepted by the board of directors. Mr. Smith remained as a director until the closing of the definitive agreement. Mr. Smith was appointed as a director immediately following the acquisition of Arvilla in January 2005 and became our CEO on February 28, 2005. On April 7, 2006, Mr. Smith resigned as a director, as did Rebecca L. Smith. Ms. Smith joined the board of directors following the acquisition of Arvilla in January 2005. Both resignations were the result of the terms of the agreement to sell Arvilla.

     On January 6, 2006, our board of directors elected James K. Abcouwer as our new President and Chief Executive Officer. On April 27, 2006 Mr. Abcouwer was elected as a member of the board of directors.

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

     The business experience of each of the persons listed above during the past five years is as follows:

     James K. Abcouwer became President and C.E.O. in January 2006. Mr. Abcouwer has 25 years of experience in the energy industry and is the former C.E.O. of Columbia Natural Resources, Inc., an independent natural gas producer in the Appalachian Basin. He has also served as President and C.E.O. of EnergyUSA, a unit of NiSource Inc. Mr. Abcouwer is a 1975 graduate of the United States Military Academy at West Point, and received a Masters in Business Administration degree from Harvard Business School in 1982. Additionally, he is co-owner of Northstar Energy Corp. of Charleston, W Va., an independent oil and gas development company.

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

     John G. Corp became a director on February 28, 2005. Mr. Corp has more than 25 years of extensive experience in drilling, production and oilfield service operations in the Appalachian Basin. Prior to joining Trans Energy, Inc., he held various management positions with Belden & Blake Corp. from 1987-2004. He has a BS degree in Petroleum Engineering from Marietta (Ohio) College and is a member of the Society of Petroleum Engineers, the Ohio Oil & Gas Association and is chairman of the Technical Advisory Committee or the Ohio Department of Natural Resources.

     William F. Woodburn has served as our Vice President from August 1991 to September 2001, at which time he resigned as Vice President and was appointed Secretary / Treasurer. In January 2006, Mr. Woodburn was named as our Chief Operating Officer. Mr. Woodburn has been actively engaged in the oil and gas business in various capacities for the past twenty years. For several years prior to 1991, Mr. Woodburn supervised the production of oil and natural gas and managed the pipeline operations of Tyler Construction Company, Inc. and Tyler Pipeline, Inc. Mr. Woodburn is a stockholder and serves as President of Tyler Construction Company, Inc., and is also a stockholder of Tyler Pipeline, Inc. which owns and operates oil and gas wells in addition to natural gas pipelines, and Ohio Valley Welding, Inc. which owns a fleet of heavy equipment that services the oil and gas industry. Prior to his involvement in the oil and gas industry, Mr. Woodburn was employed by the United States Army Corps of Engineers for twenty four years and was Resident Engineer on several construction projects. Mr. Woodburn graduated from West Virginia University with a B.S. in civil engineering.

     Robert L. Richards became a director and was appointed President and C.E.O. in September 2001. On February 28, 2004, Mr. Richards relinquished his position as C.E.O., but remained as a director. From 1982 to the present, he has been President of Robert L. Richards, Inc. a consulting geologist firm with 27 years experience in the petroleum industry. He has also served as a geologist with Exxon, exploration geologist with Union Texas Petroleum, and regional exploration manager for Carbonit Exploration, Inc. From 2000 to the present, he has been President and C.E.O. of Derma - Rx, Inc., a formulator and marketer of skin care products. Also, from 1992 to August 2000, Mr. Richards was C.E.O. of Kaire Nutraceuticals, Inc., a developer and marketer of health and nutritional products. Mr. Richards served as Vice President of Continental Tax Corporation from March 1989 to August 1992. He has five and one-half years experience in the United States Air Force as an Instructor Pilot. Mr. Richards holds a B.S. degree in geology from Brigham Young University.


Item 10. Executive Compensation

     We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. Management is presently in the process of developing an executive compensation program and deferred compensation program for officers of the company, which will be presented to the board of directors later in 2006. We currently have an employment contract with Mr. Abcouwer with a two year term that includes bonus compensation for accomplishment of certain objectives related to value creation and enhancement.

     For the past three fiscal years ended December 31, 2005, our Chief Executive Officers were not paid any cash compensation. No other executive officers received cash compensation greater than $60,000 in any of the past three fiscal years.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge as December 31, 2005, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, each director and all directors and officers as a group. Unless otherwise noted, the address of each person listed below is that of Trans Energy, 210 Second Street, St. Marys, West Virgina 26170.

Name and Address                         Amount and Nature of      Percent
of Beneficial Owner                      Beneficial Ownership      of Class(1)
-------------------                      --------------------      -----------
Robert L. Richards *                            86,754(2)              1.8 %
Loren E. Bagley *                              239,610(3)              5.1 %
William F. Woodburn *                          600,396(4)             12.8 %
Clarence E. Smith *                            696,469(5)             14.8 %
Rebecca L. Smith *                             521,410(6)             11.1 %
John G. Corp.*                                  20,000                 0.4 %
All directors and executive officers
  a group (5 persons)                        2,164,639                46.0 %
----------------------
     *   Indicates director and/or executive officer at December 31, 2005

     (1) Based upon 4,707,515 shares of common stock  outstanding.
     (2) Includes 80,087 shares held in the name of Argene Richards, wife of Mr. Richards.
     (3) Includes 33,543 shares held in the name of Carolyn S. Bagley, wife of Mr. Bagley, over which Mrs. Bagley retains voting power.
     (4) Includes 133,670 shares in the name of Janet L. Woodburn, wife of Mr. Woodburn, over which shares Mrs. Woodburn retains voting power, and 314,070 in the name of a corporation in which William and Janet Woodburn are officers and shareholders.
     (5) Includes 663,080 shares held in the name of Clarence E. Smith, 13,334 shares held in the names of two minor children of Clarence E. and Rebecca L. Smith and 20,055 shares held in the name of Clarence E. and Rebecca L. Smith but does not include 521,410 shares held in the name of Rebecca L. Smith.
     (6) Includes 521,410 shares held in the name of Rebecca L. Smith but does not include 663,080 held in the name of Clarence E. Smith, 13,334 shares held in the names of two minor children of Clarence E and Rebecca L. Smith, and 20,055 shares held in the name of Clarence E. and Rebecca L. Smith.

Item 12.      Certain Relationships and Related Transactions

     During the past two fiscal years, there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

     Loren E. Bagley is President of Sancho, a principal purchaser of our natural gas. Mr. Bagley's wife, Carolyn S. Bagley is a director and owner of 33% of the outstanding capital stock of Sancho. Under our contract with Sancho, we have the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope Gas in 1988. This agreement is a flexible volume supply agreement whereby we receive the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index or the published Inside F.E.R.C. Index, at our option, for the first 1,500 Mcf purchased per day by Hope Gas and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for us there can be no assurance that prices paid by us to suppliers will be lower than the price which we would receive under the Hope Gas arrangement. During 2005, we paid Sancho an aggregate of approximately $18,400 pursuant to such contract.

     On May 7, 1996, we borrowed $100,000 from William Stevenson. Such amount is repayable in one installment of principal and interest of $110,000 on November 7, 1996. Messrs. Bagley, William F. Woodburn and John B. Sims are jointly and severally liable with us for the repayment of such obligation. Such obligation is secured by the pledge of 50,000 shares of common stock owned by Mr. Woodburn's wife, Janet L. Woodburn. The note was subsequently purchased by an entity in which Mr. and Mrs. Woodburn are officers and shareholders and converted to 173,333 shares of Trans Energy common stock on October 4, 2004.

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

Item 13.      Exhibits

     Exhibits

Exhibit No.                                         Exhibit Name

   2.1(1) Stock Acquisition Agreement between Trans Energy and Loren E. Bagley and William F. Woodburn
   2.2(1)  Asset  Acquisition  Agreement  between  Trans  Energy  and  Dennis L.
           Spencer
   2.3(1) Asset Acquisition Agreement between Trans Energy and Tyler Pipeline, Inc.
   2.4(1) Stock Exchange Agreement between Trans Energy and Ritchie County Gathering Systems, Inc.
   2.5(1) Plan and Agreement of Merger between Trans Energy, Inc. (Nevada) and Apple Corp. (Idaho), to facilitate the change of our corporate domicile to Nevada
   2.6(2) Agreements  related to acquisition of Vulcan Energy Corporation
   2.7(5)  Agreement and Plan of Reorganization with Arvilla, Inc.
   3.1(1) Articles of Incorporation and all amendments pertaining thereto, for Apple Corp., an Idaho corporation
   3.2(1)  Articles of Incorporation for Trans Energy, Inc., a Nevada
           corporation
   3.3(1)  Articles of Merger for the States of Nevada and Idaho
   3.4(1)  By-Laws
   4.1(1)  Specimen Stock Certificate
  10.1(1)  Marketing  Agreement with Sancho Oil and Gas Corporation
  10.2(1)  Gas Purchase Agreement with Central Trading Company
  10.3(1)  Price Agreement with Key Oil Company
  10.4(3)  Settlement Agreement and Mutual Release
  10.5(4)  Agreement with Texas Energy Trust Company
  10.6(4) Assignment and Agreement with Texas Energy Trust Company and Cobham Gas Industries, Inc.
  10.7(7)  Asset Purchase Agreement with Texas Energy Trust Company.
  10.8(8)  Definitive Agreement to sell Arvilla Oilfield Services, LLC
  10.9(9)  First Amendment to Definitive Agreement
  21.1(6)  Subsidiaries of Registrant (Revised)
  31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
              of 2002
  32.2     Certification of Principal  Accounting  Officer Pursuant to 18 U.S.C.
           Section   1350,   as  Adopted   Pursuant   to  Section   906  of  the
           Sarbanes-Oxley Act of 2002
  99.1(1) Reserve Estimate and Evaluation of oil and gas properties 99.2(1) Reserve Estimate and Evaluation for Dennis L. Spencer wells

  (1)      Previously filed as exhibit to Form 10-SB.
  (2)      Previously filed as exhibit to Form 8-K dated August 7, 1995.
  (3)      Previously filed as exhibit to Form 8-K file January 23, 2004.

  (4)      Previously filed as exhibit to Form 8-K filed November 11, 2004.
  (5) Previously filed as exhibit to the Preliminary Information Statement pursuant to Section 14C filed with the SEC on December 8, 2004.
  (6) Previously filed as exhibit to Form 10-KSB for year ended December 31, 2004 filed April 27, 2005.
  (7)      Previously filed as exhibit to Form 8-K dated September 1, 2005.
  (8) Previously filed as exhibit to Form 8-K dated January 3, 2006. (9) Previously filed as exhibit to Form 8-K filed April 13, 2006

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

     Audit Fees
     ----------

     The aggregate fees billed by our independent auditors, H J & Associates, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2005 and 2004, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending March 31, June 30 and September 30, 2005 and 2004, were $91,312 for 2005 and $24,119 for 2004.

     Audit Related Fees
     ------------------

     For the years ended December 31, 2005 and 2004, there were no fees billed for assurance and related services by H J & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees
     --------

     For the years ended December 31, 2005 and 2004, fees billed by H J & Associates for tax compliance, tax advice and tax planning were $2,300 and $1,101, respectively.

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

     TRANS ENERGY, INC.



          BY:     /S/ JAMES K. ABCOUWER
             --------------------------------------------
                  James K. Abcouwer,
                  President and C.E.O.

Dated: May 22, 2006

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

         Signature                                       Title                                          Date
         ---------                                       -----                                          ----



/S/ JAMES K. ABCOUWER                                     President, C.E.O. and Director              May 22, 2006
----------------------------------
    James K. Abcouwer



/S/ LOREN E. BAGLEY                                       Vice President and Director                 May 22, 2006
------------------------------------
    Loren E. Bagley  Principal Financial Officer


                                                                                                      May 22, 2006
/S/  JOHN G. CORP                                         Director
-----------------------------------------
     John G. Corp



/S/  WILLIAM F. WOODBURN                                  Secretary ,Treasurer,                       May 22, 2006
------------------------------                            C.O.O. and Director
     William F. Woodburn                                  Principal Accounting Officer




/S/ ROBERT L. RICHARDS                                    Director                                    May 22, 2006
----------------------------------
    Robert L. Richards

                       TRANS ENERGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005


                       TRANS ENERGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm ................... 3

Consolidated Balance Sheet ................................................ 4

Consolidated Statements of Operations ..................................... 6

Consolidated Statements of Stockholders' Equity (Deficit).................. 7

Consolidated Statements of Cash Flows ..................................... 8

Notes to the Consolidated Financial Statements ............................10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Trans Energy, Inc. and Subsidiaries
St. Mary's, West Virginia

We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and Subsidiaries (the Company) as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $30,684,681 and has a working capital deficit of $3,079,443 at December 31, 2005, which together raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
-------------------------
Salt Lake City, Utah
May 17, 2006



                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                                   December 31,
                                                                       2005

CURRENT ASSETS

   Cash                                                        $           439,258
Accounts receivable, net (Note 1)                                        1,396,696
   Other current assets                                                      9,617
                                                               -------------------

     Total Current Assets                                                1,845,571
                                                               -------------------

PROPERTY AND EQUIPMENT, NET (Note 2)                                     2,160,256
                                                               -------------------

OTHER ASSETS

   Assets of discontinued operations (Note 13)                           7,410,571
   Deposits                                                                  4,914
   Investments                                                             175,000
   Life insurance, cash surrender value                                     75,995
                                                               -------------------

     Total Other Assets                                                  7,666,480
                                                               -------------------

       TOTAL ASSETS                                            $        11,672,307
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



                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      December 31,
                                                                          2005
CURRENT LIABILITIES

   Accounts payable - trade                                       $         2,607,130
   Related party payables (Note 4)                                            855,502
   Accrued expenses                                                           860,368
   Judgments payable (Note 7)                                                  77,767
   Debentures payable (Note 9)                                                 50,000
   Notes payable - current portion (Note 3)                                   474,247
                                                                  -------------------

     Total Current Liabilities                                              4,925,014
                                                                  -------------------

LONG-TERM LIABILITIES

   Notes payable (Note 3)                                                     191,830
   Liabilities of discontinued operations (Note 13)                         5,665,468
   Asset retirement obligation (Note 1)                                       799,393
                                                                  -------------------

     Total Long-Term Liabilities                                            6,656,691
                                                                  -------------------

       Total Liabilities                                                   11,581,705
                                                                  -------------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 6)

   Preferred stock; 10,000,000 shares authorized at $0.001 par
    value; -0- shares issued and outstanding                                       -
   Common stock; 500,000,000 shares authorized at $0.001 par
    value; 4,952,148 shares issued and 4,707,515 outstanding                    4,952
   Capital in excess of par value                                          30,856,798
   Treasury stock                                                            (286,467)
   Accumulated deficit                                                    (30,484,681)
                                                                  -------------------

     Total Stockholders' Equity (Deficit)                                      90,602
                                                                  -------------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $        11,602,307
                                                                  ===================


                   The accompanying notes are an integral part
                  of these consolidated financial statements.



                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                    For the Years Ended
                                                                                          December 31,
                                                                                    2005                2004
                                                                              ----------------   -----------------

REVENUES                                                                      $      4,797,201   $       2,390,099
                                                                              ----------------   -----------------

COSTS AND EXPENSES

  Cost of oil and gas                                                                4,553,758           1,736,444
  Salaries and wages                                                                   295,164             375,539
  Depreciation, depletion and amortization                                             265,866             321,115
  Selling, general and administrative                                                  496,758             241,128
                                                                              ----------------   -----------------

    Total Costs and Expenses                                                         5,611,546           2,674,226
                                                                              ----------------   -----------------

LOSS FROM OPERATIONS                                                                  (814,345)          (284,127)
                                                                              ----------------   -----------------

OTHER INCOME (EXPENSE)

  Other income                                                                             721              12,891
  Gain on disposition of debt                                                            7,306             416,560
  Interest expense                                                                    (129,034)           (193,683)
  Loss on extinguishments of debt                                                         -               (653,257)
  Gain (Loss) on disposition of assets                                                (176,037)            198,768
                                                                              ----------------   -----------------

  Total Other Income (Expense)                                                        (297,044)           (218,721)
                                                                              ----------------   -----------------

LOSS BEFORE INCOME TAXES                                                           (1,111,389)            (502,848)

INCOME TAXES                                                                                  -                  -
                                                                              -----------------  -----------------

LOSS FROM CONTINUING OPERATIONS                                                     (1,111,389)           (502,848)

LOSS FROM DISCONTINUED OPERATIONS                                                     (345,204)                  -
                                                                              ----------------   -----------------

NET LOSS - attributed to common shareholders                                  $     (1,456,593)  $        (502,848)
                                                                              ================   =================

BASIC LOSS PER SHARE

  Continuing operations                                                       $          (0.24)  $           (0.22)
  Discontinued operations                                                                (0.07)                  -
                                                                              ----------------   -----------------

    Total Basic Loss Per Share                                                $          (0.31)  $           (0.22)
                                                                              ================   =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                                                         4,678,294           2,277,486
                                                                              ================   =================

                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                        Preferred Stock              Common Stock        Capital in
                                ---------------------------  --------------------------   Excess of   Treasury        Accumulated
                                   Shares        Amount         Shares        Amount      Par Value     Stock           Deficit
                                ------------  -------------  ------------  ------------ ------------ ------------     ------------
Balance, December 31, 2003             --   $        --        1,793,405  $       1,793 $  23,372,376           --    $ (28,525,240)

Common stock issued for
  debt and interest
  January 2004                         --            --          163,704            164       297,695           --             --


Common stock issued for
  debt and interest
  October 2004                         --            --        1,353,332          1,353     2,434,647           --             --

Common stock issued for
  Acquisition, December 2004           --            --          344,633            245       403,400           --             --

Contributed capital,
  December 2004                        --            --             --             --       1,346,529           --             --

Net loss for the year ended
  December 31, 2004                    --            --             --             --            --             --         (502,848)
                              ------------- -------------  -------------  ------------- -------------  -------------  -------------

Balance, December 31, 2004             --   $        --        3,555,074  $       3,555 $   2,854,647           --    $ (29,028,088)

Common stock issued for
  services, January 2005               --            --           50,000             50        92,450           --             --

Fractional shares issued in
  reverse stock split                  --            --              382           --            --             --             --

Common stock issued for
  Acquisition, January 2005            --            --        1,185,024          1,185     2,368,863           --             --

Contributed services                   --            --             --             --         250,000           --             --

Common stock issued for
  debt, July 2005                      --            --          141,668            142       254,858           --             --

Treasury shares,  August 2005          --            --             --             --            --         (286,467)          --

Common stock issued for
  services, December 2005              --            --           20,000             20        35,980           --             --

Net loss for the year ended
  December 31, 2005                    --            --             --             --            --             --       (1,456,593)
                              ------------- -------------  -------------  ------------- -------------  -------------  -------------

Balance, December 31, 2005             --   $        --        4,952,148  $       4,952 $  30,856,798  $    (286,467) $ (30,384,691)
                              ============= =============  =============  ============= =============  =============  =============

                    The accompanying notes are aintegral part
                   of these consolidated financial statements


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                                                                          For the Years Ended
                                                                                             December 31,
                                                                                  ---------------------------------
                                                                                        2005             2004
                                                                                  ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $    (1,313,687) $       (502,848)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
    Depreciation, depletion and amortization                                              265,866           321,115
    Loss on extinguishments of debt                                                             -           653,257
    Gain (loss) on disposition of assets                                                (203,280)         (198,768)
    Common stock issued for services and
     beneficial conversion features                                                       761,750             --
    Gain on disposition of debt                                                              --           (416,560)
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                                           (742,779)         (397,761)
    Decrease (increase) in other receivable                                                 8,825            49,627
    (Increase) decrease in prepaid and other assets                                        28,582             2,872
    (Decrease) increase in accounts payable                                             1,852,537           523,519
    (Decrease) increase in advances from related parties                                   75,081           416,591
    (Decrease) increase in accrued expenses                                                15,510           263,690
    Decrease in judgments payable                                                            --             (2,500)
    Increase in environmental remediation                                                  37,650         (103,138)
                                                                                  ---------------- ----------------

     Net Cash Provided (Used) by Operating Activities                                     605,392           609,096
                                                                                  ---------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of property and equipment                                           203,280           200,000
   Expenditures for property and equipment                                               (313,327)             --
   Proceeds from sale of life insurance cash value                                           --              53,367
   Payment on other non current assets                                                       --               (932)
                                                                                  ---------------- ----------------

    Net Cash Provided by Investing Activities                                            (110,047)          252,435
                                                                                  ---------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Change in cash overdraft                                                                 --             (49,120)
   Principal payments to related parties                                                    --           (280,000)
   Principal payments on notes payable                                                  (135,749)         (241,402)
   Principal payments on judgment payable                                                   --            (212,000)
                                                                                  ---------------- ----------------

   Net Cash (Used) by Financing Activities                                               (135,749)        (782,522)
                                                                                  ---------------  ---------------


                   The accompanying notes are an integral part of these consolidated financial statements.



                       TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                                                           For the Years Ended
                                                                                               December 31,
                                                                                  -------------------------------------
                                                                                          2005              2004
                                                                                  -----------------   -----------------

Cash acquired in acquisition of subsidiary                                        $           --      $             470
                                                                                  -----------------   -----------------

NET INCREASE (DECREASE) IN CASH                                                             359,596              79,479

CASH, BEGINNING OF YEAR                                                                      79,662                 183
                                                                                  -----------------   -----------------

CASH, END OF YEAR                                                                 $         439,258   $          79,662
                                                                                  =================   =================

CASH PAID FOR:

  Interest                                                                        $         129,034   $         295,947
  Income taxes                                                                    $            --     $            --

NON-CASH ACTIVITIES:

     The Company disposed of a portion of Cobham Gas Industries, Penine Resources, Inc., and Belmont Energy, Inc. The Company received 244,633 shares of its common stock valued at $286,467 for net assets of $857,100.

     The Company issued 141,668 shares of common stock for debt relief of $255,000.

     Various key employees of the Company contributed $250,000 of services.

     The Company issued 1,185,024 shares of common stock for Arvilla, Inc. for net assets of $2,370,048.

     The Company issued 70,000 shares of common stock for services valued at $128,500.





                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Organization

          The Company was incorporated in the State of Idaho on January 16, 1964. On January 11, 1988, the Company changed its name to Apple Corporation. In 1988, the Company acquired oil and gas leases and other assets from Ben's Run Oil Company (a Virginia limited partnership) and has since engaged in the business of oil and gas production.

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

          b. Principles of Consolidation

          The consolidated financial statements include the Company and its wholly-owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc, and Tyler Energy, Inc. In addition, the consolidated financial statements include two of the Company's other subsidiaries, Arvilla Oilfield Services, LLC which was disposed of subsequent to December 31, 2005 and has been presented as "discontinued operations" in these consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

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

          d. Basic Loss per Share of Common Stock

          The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. Fully diluted loss per share of common stock is not disclosed as the common stock equivalents are antidilutive in nature. For the Years Ended December 31, 2005 2004

              Numerator:
               Loss from operations                                      $     (1,111,389)     $          (502,848)
               Discontinued Operations                                           (345,204)                       -
                                                                         -----------------     -------------------

                  Net Loss                                               $     (1,456,593)     $          (502,848)
                                                                         ===================   ===================

              Denominator - weighted average shares                              4,678,294               2,277,486
                                                                         ===================   ===================

              Net loss per share:
               Continuing operations                                     $          (0.24)     $             (0.22)
               Discontinued operations                                              (0.07)                   (0.00)
                                                                         -------------------   -------------------

                  Total Basic Loss Per Share                             $          (0.31)     $             (0.22)
                                                                         ===================   ===================

          At December 31, 2005, the Company had a convertible debenture and accrued interest which could have been converted into approximately 33,000 shares of common stock, which have been excluded from loss per share because the effect would be anti-dilutive.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d. Provision for Taxes (Continued)

          Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                                               2005                2004
                                                        ------------------  ----------------
              Deferred tax assets:
                NOL carryover                           $        9,966,065  $        9,747,505
                Accrued expenses                                   252,250             246,200

              Valuation allowance                             (10,218,315)          (9,993,705)
                                                        ------------------- ------------------

              Net deferred tax asset                    $            --     $             --
                                                        =================== ==================

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                                                  2005                2004
                                                           ------------------  ------------------
              Book income                                  $        (512,338)  $         (196,110)
              Other                                                      --                    50
              Discontinued operations                                  60,836                   -
              Officer insurance                                          --                 1,460
              Stock for services                                       50,115                --
              Contributed services                                     97,500                --
              Loss on debt                                               --               299,490
              Loss on disposal of assets                               79,279                --
              Accrued expenses                                          6,049               2,198
              Valuation allowance                                     218,559           (107,088)
                                                           ------------------- ------------------

                                                           $             --    $            --  -
                                                           =================== ==================

          At December 31, 2005, the Company had net operating loss carryforwards of approximately $24,560,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2005 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e. Asset Retirement Obligation

          The following is a description of the changes to the Company's asset retirement obligation from January 1 through December 31, 2005:

                 Reclamation obligation (asset retirement obligation)
                  as reported at December 31, 2004                            $        1,571,749
                 Disposition of subsidiary                                             (810,006)
                 Accretion expense:
                   Revision in reclamation cost estimates                                      -
                   Accretion expense - January 1, 2005 through
                    December 31, 2005                                                     37,650
                                                                              ------------------

                 Reclamation obligation at December 31, 2005                  $          799,393
                                                                              ==================

          f. Depreciation

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

          g. Estimates

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

          h. Long Lived Assets

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          i. Accounts Receivable

          Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

          j. New Accounting Pronouncements

          In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS, No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

          In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          j. New Accounting Pronouncements (Continued)

          entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Management believes the adoption of this statement will have no impact on the financial statements of the Company.

          In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement had no material impact on the Company.

          The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statement presentation.

          k. Stock Split

          On November 29, 2004 the board of directors and stockholders holding a majority of outstanding common stock of the Company approved a one share for 150 shares reverse split of the common stock. All references to per share data and common stock have been restated to reflect the effect of this reverse split.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 2 -  PROPERTY AND EQUIPMENT

          At December 31, 2005, property and equipment consisted of:

                Vehicles                               $            60,724
                Machinery and equipment                              1,600
                Furniture and Fixtures                               1,847
                Pipelines                                        1,392,648
                Well equipment                                      87,009
                Leasehold acreage                                   64,004
                Accumulated depreciation                       (1,370,199)
                                                       ------------------

                  Total Fixed Assets                   $           237,633
                                                       ===================

              Depreciation expense was $239,595 and $195,150 for the years ended December 31, 2005 and 2004, respectively.

          At December 31, 2005 the Company's proved properties consist of costs in the following:

                Wells, Wyoming                            $        3,079,481
                Wells, West Virginia                               1,575,345
                Less: accumulated depletion                      (2,732,203)
                                                          -----------------

                                                          $       1,922,623

          Depletion expense was $113,390 and $125,965 for the years ended December 31, 2005 and 2004.

          Productive Gas Wells

          The following summarizes the Company's productive oil and gas wells as of December 31, 2005. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.

                                                               Gross                Net
                                                        ------------------  ------------------

                Productive oil wells, Wyoming                            6                   2
                Oil and gas wells, West Virginia                        93                  93
                                                        ------------------  ------------------

                                                                        99                  95
                                                        ==================  ==================

          The Company operates its West Virginia wells and does not operate its Wyoming wells.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 2 -  PROPERTY AND EQUIPMENT (Continued)

          Oil and Gas Acreage

     The following table sets forth the undeveloped leasehold acreage, by area, held by the Company as of December 31, 2005. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which the Company has a working interest. Net acres are the sum of the Company's fractional interests owned in the gross acres. In certain leases, the Company's ownership varies at different depths; therefore, the net acres in these leases are calculated using the lowest ownership interest at any depth.

                                                              Gross                 Net
                                                        ------------------  ------------------
                Wyoming, approximately                               2,800               2,530
                West Virginia, approximately                        10,000               8,750
                                                        ------------------  ------------------

                                                                    12,800              11,280
                                                        ==================  ==================

NOTE 3 -  LONG-TERM DEBT

          The Company had the following debt obligations at December 31, 2005:

              Note payable to an individual,  due on demand, bearing interest at
               9.25%, interest payments due monthly, secured by
               equipment.                                                                     $      292,078

              Union Bank of Tyler County, principal and interest payments
                of $1,740 due monthly with interest at 9.5%, unsecured                               16,658

              New York Life, 5.87% interest rate, due upon demand,
               secured by life insurance cash value.                                                 69,311

              Note payable to a Company, due on demand, unsecured,
               non interest bearing.                                                                 61,222

              Wesbanco,  principal and interest  payments of $3,500 due monthly, interest at prime +1%, secured by officers' personal
              assets. 267,229

              Union Bank of Tyler County, principal and interest payments of
               $326 due monthly, interest at 5.0%, secured by a vehicle.                             10,028

              Note due to a individual, unsecured with interest
               at 7.00%, due upon demand.                                                            10,774
                                                                                              -------------

                          Total                                                                     727,300

                          Less Current Portion                                                     (474,247)
                                                                                              -------------

              Total Long-Term Debt                                                            $    253,053
                                                                                              ==============

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 3 -  LONG-TERM DEBT (Continued)

          Future maturities of long-term debt are as follows:

                          2006                                                                $            474,247
                          2007                                                                              29,158
                          2008                                                                              27,323
                          2009                                                                              26,523
                          2010                                                                              28,796
                          2011 and thereafter                                                              141,253
                                                                                              --------------------

                              Total                                                           $            727,300
                                                                                              ====================

          At  December  31,  2005,   total  interest   accrued  for  these  debt
          obligations was $0.

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

          c. Receivables and Payables

          The Company has various payables to the officers and companies of the officers. These amounts have been grouped together with a net payable of $794,280 and receivable of $0 at December 31, 2005. At December 31, 2005, total interest accrued in the net related party payable was $16,024, which is included in the total owed to the related parties.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 5 -  ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

          The Company's marketing arrangement with Sancho accounted for approximately 100% and 82% of the Company's revenue for the years ended December 31, 2005 and 2004, respectively in Tyler Construction Company. This marketing agreement is in effect until December 1, 2008. Another customer also generated sales of 100% and 99% of Ritchie County total sales in 2005 and 2004, respectively.

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

          In December 2004, the Company issued 1,353,332 shares of commons stock for debt relief of $2,436,000.

          In December 2004, key employees of the Company contributed $1,346,529 of accrued payroll and services.

          In December 2004, the Company issued 244,633 shares of common stock for an acquisition of a subsidiary valued at $403,645.

          In January 2005, the Company issued 50,000 shares of common stock for services valued at $92,500.

          In January 2005, the Company issued 1,185,024 shares of common stock for an acquisition of a subsidiary valued at $ 2,370,048.

          In 2005, key employees of the Company contributed services valued at $250,000.

          In July 2005, the Company issued 141,668 shares of the common stock for debt relief of $255,000.

          In August 2005, the Company received 244,633 shares of the common stock of the Company in return for the sale of certain assets of the Company. These shares have been accounted for as treasury stock.

          In December 2005, the Company issued 20,000 shares of common stock for consulting services valued at $36,000.

                     TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 7 -  JUDGMENTS PAYABLE

          Core Laboratories, Inc.

          On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an account payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At December 31, 2005, the Company had accrued a balance of $19,983 including interest of $8,348(5,932) which is included in judgments payable and accrued expenses, respectively.

          RR Donnelly

          On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At December 31, 2005, the Company has accrued a balance of $90,286 including interest of $26,581which is included in judgment payable and accrued expenses, respectively.

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

          Arvilla Debt Doventants

          Arvilla Oilfield Services was required under a certain loan agreement to maintain specific financial ratios under covenants contained in the loan agreement. At December 31, 2005 Arvilla was in compliance with those covenants.

NOTE 8 -  GOING CONCERN

          The Company's consolidated financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2005 of $30,341,775, and has a working capital deficit at December 31, 2005 of $3,018,221.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 9 -  CONVERTIBLE DEBENTURES

          On September 10, 1998, the Company completed a debenture issue of $4,625,400 face value, 8% Secured Convertible Debentures due March 31, 1999 (the "Debentures"). Pursuant to the terms of the Debentures, the Company had agreed to file a registration statement with the Commission to register the shares of the Company's Common Stock into which the Debentures may be converted. Upon effectiveness of the registration statement, the shares of the Company's Common Stock underlying the Debentures, when issued, will be deemed registered securities and will not be restricted as to the resale of such securities.

          Because the Company failed to file its registration statement within forty-five (45) days from the closing of the Debenture offering, the Company was obligated to increase by up to fifteen percent (15%) the number of shares issuable upon conversion to each holder.

          At December 31, 2005, the Company owed a remaining $50,000 on the debentures plus $24,853 in accrued interest and $2,500 in penalties.

          Convertible debenture dated 2001 bearing interest at 10% with interest and principal due upon demand; unsecured; convertible into the Company's common stock at $0.035 per share: $ 50,000

              Less current portion                             (50,000)
                                                        --------------

              Long-term portion                         $         --
                                                        ==============

NOTE 10 - BUSINESS SEGMENTS

          The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company conducts its operations principally as oil and gas sales with Trans Energy, Prima Oil, and Cobham Gas & Oil, Inc., Penine Resources, Inc., and Belmont Energy, inc. and pipeline transmission with Ritchie County and Tyler Construction.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 10 - BUSINESS SEGMENTS (Continued)

          Certain financial information concerning the Company's operations in different industries is as follows:

                                 For the
                               Years Ended         Oil and Gas          Pipeline            Corporate
                               December 31,           Sales           Transmission          Unallocated
                               ------------           -----           ------------          -----------

Oil and gas revenue                2005          $   271,165           $ 3,853,243           $      --
                                   2004              986,220             1,403,879                  --
Operating (loss) income
applicable to  industry segment    2005             (868,484)               35,076                  --
                                   2004              523,857                68,155                  --

Interest expense                   2005              (98,981)              (30,053)                 --
                                   2004             (156,277)              (37,407)                 --

Other income (expenses)            2005             (141,358)              (58,395)                 --
                                   2004                 --                    --                    --
Assets
  (net of intercompany accounts)   2005            2,569,239             1,605,263             1,975,244
                                   2004            2,033,346               680,956                  --

Depreciation and amortization      2005              161,824               191,161                  --
                                   2004              220,836                74,043                  --

Property and equipment
 acquisitions                      2005              313,327                  --               2,370,048
                                   2004            2,613,460                  --                    --

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

          Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 68.72%; risk-free interest rate of 4.08 and expected lives of 10 years for the three months ended March 31, 2006 and 2005.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 11 - OUTSTANDING STOCK OPTIONS (Continued)

          Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $837,416, pertaining to the vested portion of the options, for the year ended December 31, 2005. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                                          For the Year Ended
                                                                              December 31,
                                                                ------------------------------------------
                                                                         2005                2004
                                                                --------------------  --------------------
              Net loss:
                As reported                                     $    (1,313,687)       $   (502,848)
                Pro forma                                       $    (2,151,103)       $   (502,848)
              Basic loss per share:
                As reported                                     $      (0.28)          $     (0.22)
                Pro forma                                       $      (0.46)          $     (0.22)

          Stock Options - A summary of the status of the options granted under various agreements at December 31, 2005 and 2004, and changes during the years then ended is presented below:

                                                  December 31, 2005              December 31, 2004
                                            -----------------------------   ---------------------------
                                              Weighted                       Weighted
                                              Average       Exercise          Average      Exercise
                                               Shares        Price            Shares         Price
                                            -----------   ---------------   -----------   -------------
         Outstanding at beginning of year          --     $          --            --     $        --
         Granted                                553,324           1.95             --              --
         Exercised                                 --                --            --              --
         Forfeited                                 --                --            --              --
         Expired                                   --                              --              --
                                            -----------   ---------------   -----------   -------------


         Outstanding at end of year             553,324   $       1.95             --     $        --
                                            ===========   ===============   ===========   =============

Weighted average fair value of options
           granted during the year              553,324   $       1.95             --     $        --
                                            ===========   ===============   ===========   =============

Weighted average fair value of options
           granted during the year              553,324   $      1.95             --     $        --
                                            ===========   ===============   ===========   =============

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 11 -     OUTSTANDING STOCK OPTIONS (Continued)

              A summary of the status of the options granted under the various agreements at December 31, 2005, are presented in the table below:

                                            Options Outstanding                            Options Exercisable
                                          -------------------------------------   -------------------------------------
                                          Weighted-Average     Weighted-Average   Weighted-Average
          Range of          Number            Remaining           Exercise             Number           Exercise
       Exercise Prices    Outstanding     Contractual Life         Price            Exercisable          Price
       ---------------    -----------     ----------------     ----------------   ----------------    -----------
           $1.95             553,324        8.75 years             $ 1.95            553,324              $1.95
                          ------------                                            ----------------

                             553,324                                                 553,324
                          ============                                            ================

NOTE 12-  SUBSEQUENT EVENTS

          On January 3, 2006 the Company entered into a definitive agreement to sell its well servicing and maintenance business, Arvilla Oilfield Services, LLC, a West Virginia limited liability company, to Clarence
          E. Smith and Rebecca L. Smith, both directors of the Company. As a result of consummating the definitive agreement, Clarence and Rebecca Smith returned to the Company 521,411 shares of Trans Energy common stock. Clarence and Rebecca Smith also conveyed to the Company all of their interest in and to five oil and gas wells located in Tyler County, West Virginia. Upon execution of the definitive agreement, Clarence Smith resigned as our Chief Executive Officer, but remained on our board of directors until the closing on April 7, 2006. On April 7, 2006 both Clarence and Rebecca Smith resigned from the board of directors. The closing of the transaction was expressly conditioned on the receipt of a fairness opinion from a qualified independent party stating that the transactions contemplated by the definitive agreement were fair to the Company and its stockholders. The Company has accounted for the financial statements of Arvilla Oilfield Services, LLC as discontinued operations and recorded a loss from discontinued operations of $155,992, which is included in the statement of operations for the year ended December 31, 2005.

          On January 6, 2006, the board of directors elected James K. Abcouwer as President and Chief Executive Officer of the Company. On April 27, 2006 Mr. Abcouwer was elected to the board of directors of the Company.

          On April 12, 2006 the Company finalized a definitive agreement for sale of certain wells, overriding royalties and undeveloped acreage located in Campbell County, Wyoming. The assets were sold at public auction through the Oil & Gas Asset Clearinghouse in Houston, Texas. The gross sales price for the properties is $1,003,000.

          On April 21, 2006, the Company received a letter from the NASD notifying the Company that it is not in compliance with NASD Rule 6530, which obligates issuers to timely file those reports and other documents required to be filed with the Securities and Exchange Commission. The Company has until May 23, 2006 to file its Form 10-KSB for the year ended December 31, 2005 or its securities will be delisted from the OTCBB.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 13 - DISCONTINUED OPERATIONS

          Arvilla Oil Field Services, LLC

          In 2006 the Company discontinued the operations of its wholly owned subsidiary Arvilla Oil Field Services, LLC. The accompanying financial statements have been presented to reflect the operations of Arvilla Oil Field Services, LLC as discontinued.

  For the Years Ended
                                                                   December 31,
                                                              2005                  2004
                                                        ----------------       ----------------
               Revenues                               $      10,670,703        $        --
               Cost of sales                                 (7,425,123)                --
               General and administrative                    (3,108,699)                --
               Other income (expense)                          (292,873)                --
                                                       ----------------       -----------------

               Net loss before income taxes                    (155,992)                --
               Income tax expense                                  --                   --
                                                      -----------------       -----------------

                  Net loss                            $        (155,992       $         --
                                                      =================       =================

          The net assets of the discontinued operations were composed of the following:

               Cash                                   $         169,325        $        --
               Accounts receivable                              769,824                 --
               Other current assets                               5,346                 --
               Property and equipment                         5,319,101                 --
               Other assets                                     453,020                 --
               Accounts payable and accrued expenses           (525,257)                --
  -
               Notes payable                                 (4,216,115)                --
                                                      -----------------       -----------------

                Net assets                            $      1,975,244       $          --
                                                      ================       ==================

          Cobham Gas Industries, Inc.

          In 2006 the Company discontinued the operations of its wholly owned subsidiary Cobham Gas Industries, Inc.. The accompanying financial statements have been presented to reflect the operations of Cobham Gas Industries, Inc. as discontinued. Cobham Gas Industries.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2005 and 2004
                                   (Unaudited)

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES

         (1)          Capitalized Costs Relating to
                     Oil and Gas Producing Activities

                                                                                          December 31,
                                                                                    2005                2004
                                                                             -----------------   -----------------
         Proved oil and gas producing properties and related
          lease and well equipment                                           $       3,403,421   $       7,093,676
         Unproved oil and gas properties                                                64,004              95,945
         Accumulated depreciation and depletion                                     (1,394,403)         (3,870,874)
                                                                             -----------------   -----------------

         Net Capitalized Costs                                               $       2,073,022   $       3,318,747
                                                                             ==================  =================


         (2)                    Costs Incurred in Oil and Gas Property
                         Acquisition, Exploration, and Development Activities

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                                    2005                2004
                                                                             -----------------   -----------------
         Acquisition of Properties
           Proved                                                            $           --      $       2,346,600
           Unproved                                                                      --                   --
         Exploration Costs                                                               --                   --
         Development Costs                                                            313,327                 --

     The Company does not have any investments accounted for by the equity method.

         (3)               Results of Operations for
                              Producing Activities

                                                                                     For the Years Ended
                                                                                         December 31,
                                                                                   2005                2004
                                                                             -----------------   -----------------
         Sales                                                               $       1,547,696   $         557,765
         Production costs                                                           (1,154,841)           (198,000)
         Depreciation and depletion                                                   (258,144)           (220,837)
         Income tax expenses                                                              --                  ---
                                                                             ------------------  -----------------

         Results of operations for producing activities
          (excluding the activities of the pipeline transmission
          operations, corporate overhead and interest costs)                 $         392,855   $         138,928
                                                                             ==================  =================

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2005 and 2004
                                   (Unaudited)

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (4)                  Reserve Quantity Information

                                                                                     Oil            Gas
                                                                                     BBL                MCF
                                                                             -----------------  ------------------

     Proved developed and undeveloped reserves

         End of the year 2004                                                          106,649           542,955

         Revisions of previous estimates                                               121,926              --
         Improved recovery                                                                --                --
         Purchases of minerals in place                                                   --                --
         Extensions and discoveries                                                       --                --
         Production                                                                    (12,731)          (41,975)
         Sales of minerals in place                                                       --            (496,717)
                                                                             -----------------  ----------------

         End of the year 2005                                                          215,844             4,263
                                                                             =================  ================
         Proved developed reserves:
                                                                                   Oil                Gas
                                                                                      BBL                CF
                                                                             -----------------  ----------------

           End of the year 2004                                                        106,649           542,955
           End of the year 2005                                                        215,844             4,263

     During the years ended December 31, 2005 and 2004, the Company had reserve studies and estimates prepared on its various properties. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2005 and 2004
                                   (Unaudited)

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (5)                             Standardized Measure of Discounted
                        Future Net Cash Flows Relating to
                           Proved Oil and Gas Reserves


                              At December 31, 2005
                                                                                                  Trans Energy
                                                                                                  and
                                                                                                  Subsidiaries

         Future cash inflows                                                                   $     36,322,180
         Future production and development costs                                                     (7,990,879)
         Future income tax expense                                                                            -
                                                                                               ----------------
         Future net cash flows                                                                       28,331,301
         Discounted for estimated timing of cash flows                                               (5,287,060)
                                                                                               ----------------

         Standardized measure of discounted future net cash flows                             $      23,044,241
                                                                                              =================


                              At December 31, 2004
                                                                                                  Trans Energy
                                                                                                       and
                                                                                                  Subsidiaries

         Future cash inflows                                                                   $      6,996,464
         Future production and development costs                                                     (1,539,222)
         Future income tax expense                                                                            -
                                                                                               ----------------
         Future net cash flows                                                                        5,457,242
         10% annual discount for estimated timing of cash flows                                      (1,018,406)
                                                                                               ----------------

         Standardized measure of discounted future net cash flows                              $      4,438,836
                                                                                               ================


     Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2005 and 2004
                                   (Unaudited)

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (5)            Standardized Measure of Discounted
                        Future Net Cash Flows Relating to
                     Proved Oil and Gas Reserves (Continued)

         The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                                                                 For the Years Ended
                                                                                        December 31,
                                                                                  2005                 2004
--------------------------------------------------------------------------------------------   -----------------

         Standardized measure, beginning of year                          $        4,438,836   $       1,864,377
         Oil and gas sales, net of production costs                                 (392,855)               --
         Sales of mineral in place                                                      --              (125,966)
         Purchases                                                                      --             2,375,205
         Net change due to revisions in quantity estimates                        18,998,260             325,220
         Accretion of discount items                                                    --                  --
                                                                          ------------------   -----------------

         Standardized measure, end of year                                $       23,044,241   $       4,438,836
                                                                          ==================   =================

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