Form 10KSB/A
period 2005-12-31
TRANS ENERGY INC
filed 2006-06-22
CIK 919721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State the issuer's revenues for its most recent fiscal year. $ 5,146,106

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

Recent Events

     Sale of Cobham Assets
     ---------------------

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

     Sale of Arvilla
     ---------------

     On April 7, 2006, we finalized the agreement to sell our well servicing and maintenance business in exchange for shares of Trans Energy common stock, certain natural gas properties and other considerations, which agreement was initially entered into on January 3, 2006. Terms of the sale were satisfied on March 31, 2006. Part of the reason for the sale was the inability of our board of directors to agree on the direction of Trans Energy with Arvilla as a significant subsidiary. Under the terms of the definitive agreement, our wholly owned subsidiary, Arvilla, Inc. sold to Clarence E. Smith and Rebecca L. Smith, both directors of Trans Energy, 100% of the outstanding membership interests of Arvilla Oilfield Services, LLC, a West Virginia limited liability company ("AOS").

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

Employees

     As of the end of our fiscal year on December 31, 2005, we employed eight full-time employees, consisting of three executives, two marketing and clerical persons, and three production persons. Our subsidiary, Arvilla Oilfield Services, had approximately 103 full time employees consisting of the following:

     *   43 rig hands that  operate or work  directly  on a service  rig or swab rig;
     * 25 truck drivers who drive various types of trucks that haul oil, brine or oilfield equipment;
     *   2  equipment   operators  who  operate   various  types  of  excavating
         equipment;
     * 11 roustabouts who perform various types of labor work associated with oil and gas production such as setting tank batteries, meter runs and laying or repairing gas lines;
     * 10 mechanics that repair and maintain all types of trucks, rigs and equipment;
     *   4 clerical employees;
     *   6 managerial persons; and
     *   2 executives.

     Following our sale of Arvilla in March 2006 and the departure of their employees, we have added three new employees in our land-lease department. We anticipate adding an accounting manager during 2006 and such other employees as business warrants.

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

     We have a history of losses and may realize future losses.
     ---------------------------------------------------------------------------
     Although our revenues increased approximately 115% during the fiscal year ended December 31, 2005, we may not achieve, or subsequently maintain profitability if anticipated revenues do not increase in the future. We have experienced operating losses, negative cash flow from operations and net losses in each quarterly and annual period for the past several years. As of December 31, 2005, our net operating loss carryforward was approximately $25 million and our accumulated deficit was approximately $30 million. We expect to continue to incur significant expenses in connection with

     *   exploration and development of new and existing properties;
     *   costs of sales and marketing efforts;
     *   construction of gathering system infrastructure;
     *   additional personnel; and
     *   increased general and administrative expenses.

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

     We have a significant working capital deficit that makes it more difficult to obtain capital necessary for our operations and which may have an adverse effect on our future business.
     ---------------------------------------------------------------------------

     As of December 31, 2005, we had a working capital deficit of $3,012,700. If our business does not produce positive working capital in the future, our business and financial condition would most likely be materially and negatively impacted.

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

Item 2.       Description of Property

     Our properties consist essentially of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia. Our proved reserves for the years ended December 31, 2005, 2004 and 2003 are set forth below:

                                                 December 31,
                                --------------------------------------------
                                    2005             2004            2003
                                -----------      -----------     -----------
Natural Gas (mmcf)
    Developed                         4,263          542,955          --
    Undeveloped                        --               --            --
                                -----------      -----------     -----------
     Total Proved                     4,263          542,955          --
                                ===========      ===========     ===========
Crude Oil (Bbl)
    Developed                       215,844          106,649          99,880
    Undeveloped                        --               --              --
                                -----------      -----------     -----------
     Total Proved                   215,844          106,649          99,880
                                ===========      ===========     ===========

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

     Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf"), produced by us for the past three fiscal years. The increase in the cost of oil production in 2005 is attributed to expenses incurred putting water flood into operation.
                                          Years ended December 31,
                                --------------------------------------------
Average sales price:
                                    2005             2004           2003
                                -----------      -----------     -----------

    Gas (per mcf)               $    10.28       $      7.40     $      7.04
    Oil (per bbl)                    56.20             30.24           23.38
Average cost of production:
---------------------------
    Gas (per mcf)                      --                --              --
    Oil (per bbl)               $    16.19       $     14.19            4.58

     We have not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of our last fiscal year.

     The following schedule sets forth the capitalized costs relating to oil and gas producing activities by us for the past three fiscal years.

                                          Years ended December 31,
                                --------------------------------------------
                                    2005             2004           2003
                                -----------      -----------     -----------

Proved oil and gas
  producing properties
  and related lease
  and well equipment            $ 6,134,651      $ 7,093,676     $ 3,171,426
Unproved oil and gas
  properties                         64,004           95,945          99,945
Accumulated depreciation
  and depletion                  (4,038,399)      (3,870,874)      2,555,878)
                                -----------      -----------     -----------

Net Capitalized Costs           $ 2,160,256      $ 3,318,747     $   715,493
                                ===========      ===========     ===========

     The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to our proved oil and gas reserves.

                                          Years ended December 31,
                                --------------------------------------------
                                    2005             2004           2003
                                -----------      -----------     -----------

Standardized measure,
  beginning of year             $ 4,438,836      $ 1,864,377     $ 4,314,941
Oil and gas sales, net
  of production costs              (392,855)        (125,966)     (2,411,293)
Sales of mineral in place              --               --              --
Purchases                              --          2,375,205            --
Net change due to revisions
  in quantity estimates          18,998,260          325,220         (39,271)
                               ------------      -----------     -----------
Standardized measure,
  end of year                  $ 23,044,241      $ 4,438,836     $ 1,864,377
                               ============      ===========     ===========

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

                                       High        Low
                                    --------     --------
              2005
              ----
                  First Quarter     $   2.55     $   1.55
                  Second Quarter    $   1.97     $   0.70
                  Third Quarter     $   1.85     $   1.10
                  Fourth Quarter    $   1.75     $   0.71
              2004
              ----
                  First Quarter     $   2.70     $   1.05
                  Second Quarter    $   4.50     $   0.75
                  Third Quarter     $   4.35     $   1.50
                  Fourth Quarter    $   2.55     $   1.35

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

Item 6.       Management's Discussion and Analysis or Plan of Operation

     The  following   information   should  be  read  in  conjunction  with  the
consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB/A.

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

                                                                             Fiscal Years Ended
                                                                                 December 31,
                                                                            ----------------------
                                                                             2005             2004
                                                                            -----            -----
Total revenues........................................................      100%              100%
Total costs and expenses..............................................      115               112
Total other income (expenses).........................................       (6)               (9)
Loss before income  taxes and change in accounting principal .........      (21)              (21)
Income taxes..........................................................       --                --
Net (loss)............................................................      (21)              (21)

For the Year Ended  December  31, 2005  Compared to the Year Ended  December 31,
2004

     Total revenues of $5,146,106 for the year ended December 31, 2005 ("2005") increased 115% compared to $2,390,099 for the year ended December 31, 2004 ("2004"), due primarily to the increase of oil and gas prices and the addition of the Cobham revenues for the last two months of 2004. In 2005, oil made up 23% of total revenues compared to 22% in 2004, and gas represented 77% of revenues in 2005 compared to 76% in 2004 The changes were considered minimal representing only a slight difference in percentage points.

     We had an operating loss of $773,418 for 2005 compared to a loss of $284,127 in 2004. Total costs and expenses increased 121% in 2005 primarily due to the 160% increase in the cost of oil and gas. Salaries and wages decreased by 22% in 2005. Additionally, the 112% increase in selling, general and administrative expenses was primarily due to increases in insurance premiums, travel expenses and additional labor costs. As a percentage of revenues, total costs and expenses increased to 115% in 2005 from 112% in 2004.

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

     Our net loss for 2005 was $1,050,119 versus a net loss of $502,848 for 2004. The increase in net loss in 2005 is primarily attributed to increases in cost of oil and gas, selling, general and administrative expenses.

     We experienced a net loss of $22,872 in the fourth quarter of 2005 compared with net losses of $66,488, $525,857 and $434,902 in the first, second, and third quarters of 2005, respectively. This also compares with $20,791 of net income in the fourth quarter of 2004. The fourth quarter of the year tends to be the quarter with the smallest losses because the increased winter time demand for heating oil and natural gas raises the prices we receive.

     Net Operating Losses
     --------------------

     We have accumulated approximately $25 million of net operating loss carryforwards as of December 31, 2005, which may be offset against future taxable income through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2005 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

     Historically, working capital needs have been satisfied through our operating revenues and from borrowed funds. Our working capital deficit at December 31, 2005 was $3,012,700 compared with a deficit of $2,980,431 at December 31, 2004. We anticipate meeting working capital needs during the 2006 fiscal year with revenues from operations and possibly from capital raised through the sale of either equity or debt securities. We have no other current agreements or arrangements for additional funding and there can be no assurance such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

     As  of  December  31,  2005,  we  had  total  assets  of  $10,934,424   and
stockholders' equity of $497,076 compared to total assets of $4,234,111 and total stockholders' deficit of $1,169,886 at December 31, 2004. The increase in total assets and decrease in stockholders' deficit at December 31, 2005 is attributed to the acquisition of Arvilla. We have recorded a long-term liability of $799,393 as an asset retirement obligation that relates to, in part, the estimated cost to plug wells in the event it becomes necessary.

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

Item 8B. Other Information

Amended Form 10-KSB

     Subsequent to the filing of our 10-KSB for the year ended December 31, 2005 errors in the elimination entries for the inter-company accounts with our discontinued subsidiary Arvilla were discovered. The 10-KSB has been amended to properly reflect the elimination the inter-company transactions with Arvilla.

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

Item 13.      Exhibits

     Exhibits

Exhibit No.                                         Exhibit Name
-----------                                         ------------

     2.1(1) Stock Acquisition Agreement between Trans Energy and Loren E. Bagley and William F. Woodburn
     2.2(1) Asset  Acquisition  Agreement  between  Trans  Energy  and Dennis L.
            Spencer
     2.3(1) Asset Acquisition Agreement between Trans Energy and Tyler Pipeline,
            Inc.
     2.4(1) Stock  Exchange  Agreement  between Trans Energy and Ritchie  County
            Gathering Systems, Inc.
     2.5(1) Plan and Agreement of Merger between Trans Energy, Inc. (Nevada) and
            Apple Corp. (Idaho), to facilitate the change of our corporate domicile to Nevada
     2.6(2) Agreements related to acquisition of Vulcan Energy Corporation 2.7(5) Agreement and Plan of Reorganization with Arvilla, Inc.
     3.1(1) Articles of Incorporation and all amendments pertaining thereto, for
            Apple Corp., an Idaho corporation
     3.2(1) Articles  of  Incorporation   for  Trans  Energy,   Inc.,  a  Nevada
            corporation
     3.3(1) Articles of Merger for the States of Nevada and Idaho
     3.4(1) By-Laws
     4.1(1) Specimen Stock Certificate
     10.1(1) Marketing Agreement with Sancho Oil and Gas Corporation 10.2(1) Gas
            Purchase Agreement with Central Trading Company
     10.3(1) Price Agreement with Key Oil Company
     10.4(3) Settlement Agreement and Mutual Release
     10.5(4) Agreement with Texas Energy Trust Company
     10.6(4) Assignment and Agreement with Texas Energy Trust Company and Cobham
            Gas Industries, Inc.
     10.7(7) Asset Purchase Agreement with Texas Energy Trust Company.
     10.8(8) Definitive Agreement to sell Arvilla Oilfield Services, LLC
     10.9(9) First Amendment to Definitive Agreement
     21.1(6) Subsidiaries of Registrant (Revised)
     31.1   Certification   of   C.E.O.   Pursuant   to   Section   302  of  the
            Sarbanes-Oxley Act of 2002
     31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2   Certification of Principal  Accounting Officer Pursuant to 18 U.S.C.
            Section   1350,   as  Adopted   Pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002
     99.1(1)Reserve  Estimate and Evaluation of oil and gas properties  99.2(1)
            Reserve Estimate and Evaluation for Dennis L. Spencer wells
----------------------

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

     Audit Fees
     ----------

     The aggregate fees billed by our independent auditors, H J & Associates, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2005 and 2004, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending March 31, June 30 and September 30, 2005 and 2004, were $105,000 for 2005 and $79,800 for 2004.

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

Dated: June 21, 2006

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                         Title                          Date
         ---------                                         -----                          ----



/S/ JAMES K. ABCOUWER                           President, C.E.O. and Director       June 21, 2006
----------------------------------
         James K. Abcouwer



/S/ LOREN E. BAGLEY                             Vice President and Director          June 21, 2006
----------------------------------              Principal Financial Officer
         Loren E. Bagley


                                                                                     June 21, 2006
/S/  JOHN G. CORP                               Director
----------------------------------
         John G. Corp



/S/  WILLIAM F. WOODBURN                        Secretary, Treasurer,                June 21, 2006
----------------------------------              C.O.O. and Director
         William F. Woodburn                    Principal Accounting Officer




/S/ ROBERT L. RICHARDS                          Director                             June 21, 2006
----------------------------------
         Robert L. Richards

                       TRANS ENERGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm .................. F-3

Consolidated Balance Sheet ............................................... F-4

Consolidated Statements of Operations .................................... F-6

Consolidated Statements of Stockholders' Equity .......................... F-7

Consolidated Statements of Cash Flows .................................... F-8

Notes to the Consolidated Financial Statements ........................... F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Trans Energy, Inc. and Subsidiaries
St. Marys, West Virginia

We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and Subsidiaries (the Company) as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $30,078,207 and has a working capital deficit of $3,012,700 at December 31, 2005, which together raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ HJ & Associates, LLC
----------------------------
Salt Lake City, Utah
May 23, 2006

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                                   December 31,
                                                                       2005
                                                                  --------------
CURRENT ASSETS

   Cash                                                           $      439,258
Accounts receivable, net                                               1,396,696
   Other current assets                                                    9,617
                                                                  --------------

     Total Current Assets                                              1,845,571
                                                                  --------------

PROPERTY AND EQUIPMENT, NET (Note 2)                                   2,160,256
                                                                  --------------

OTHER ASSETS

   Assets of discontinued operations (Note 13)                         6,672,688
   Deposits                                                                4,914
   Investments                                                           175,000
   Life insurance, cash surrender value                                   75,995
                                                                  --------------

     Total Other Assets                                                6,928,597
                                                                  --------------

       TOTAL ASSETS                                               $   10,934,424
                                                                  ==============




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    December 31,
                                                                         2005
CURRENT LIABILITIES

   Accounts payable - trade                                      $    2,355,429
   Related party payables (Note 4)                                      855,502
   Accrued expenses                                                     860,368
   Judgments payable (Note 7)                                            77,767
   Debentures payable (Note 9)                                           50,000
   Notes payable - current portion (Note 3)                             659,205
                                                                 --------------

     Total Current Liabilities                                        4,858,271
                                                                 --------------

LONG-TERM LIABILITIES

   Notes payable (Note 3)                                                 6,872
   Liabilities of discontinued operations (Note 13)                   4,772,812
   Asset retirement obligation (Note 1)                               799,393
                                                                 --------------

     Total Long-Term Liabilities                                      5,579,077
                                                                 --------------

       Total Liabilities                                             10,437,348
                                                                 --------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 6)

   Preferred stock; 10,000,000 shares authorized at $0.001 par
    value; -0- shares issued and outstanding                               --
   Common stock; 500,000,000 shares authorized at $0.001 par
    value; 4,952,148 shares issued and 4,707,515 outstanding              4,952
   Capital in excess of par value                                    30,856,798
   Treasury stock                                                      (286,467)
   Accumulated deficit                                              (30,078,207)
                                                                 --------------

     Total Stockholders' Equity                                         497,076
                                                                 --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   10,934,424
                                                                 ===============





                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                        For the Years Ended
                                                             December 31,
                                                        2005           2004
                                                    -----------     -----------

REVENUES                                            $ 5,146,106     $ 2,390,099
                                                    -----------     -----------

COSTS AND EXPENSES

  Cost of oil and gas                                 4,512,834       1,736,444
  Salaries and wages                                    355,901         375,539
  Depreciation, depletion and amortization              297,693         321,115
  Selling, general and administrative                   753,096         241,128
                                                    -----------     -----------

    Total Costs and Expenses                          5,919,524       2,674,226
                                                    -----------     -----------

LOSS FROM OPERATIONS                                   (773,418)       (284,127)
                                                    -----------     -----------

OTHER INCOME (EXPENSE)

  Other income                                              721          12,891
  Gain on disposition of debt                             7,306         416,560
  Interest expense                                     (129,034)       (193,683)
  Loss on extinguishments of debt                          --          (653,257)
  Gain (Loss) on disposition of assets                 (176,037)        198,768
                                                    -----------     -----------

  Total Other Income (Expense)                         (297,044)       (218,721)
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES                             (1,070,462)       (502,848)

INCOME TAXES                                               --              --
                                                    -----------     -----------

LOSS FROM CONTINUING OPERATIONS                      (1,070,462)       (502,848)

GAIN FROM DISCONTINUED OPERATIONS                        20,343            --
                                                    -----------     -----------

NET LOSS - attributed to common shareholders        $(1,050,119)    $  (502,848)
                                                    ===========     ===========

BASIC LOSS PER SHARE

  Continuing operations                             $     (0.22)    $     (0.22)
  Discontinued operations                                  0.00            --
                                                    -----------     -----------

    Total Basic Loss Per Share                      $     (0.22)    $     (0.22)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                          4,678,294       2,277,486
                                                    ===========     ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.
                                                         6



                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity



                                     Preferred Stock               Common Stock          Capital in
                               --------------------------   --------------------------   Excess of      Treasury       Accumulated
                                  Shares        Amount         Shares         Amount     Par Value        Stock          Deficit
                               ------------  ------------   ------------   -----------   ------------   -----------    ------------
     Stock

Balance, December 31, 2003             --    $       --        1,793,405   $     1,793   $ 23,372,376   $      --      $(28,525,240)

Common stock issued for
  debt and interest
  January 2004                         --            --          163,704           164        297,695          --              --

Common stock issued for
  debt and interest
  October 2004                         --            --        1,353,332         1,353      2,434,647          --              --

Common stock issued for
  Acquisition, December 2004           --            --          244,633           245        403,400          --              --

Contributed capital,
  December 2004                        --            --             --            --        1,346,529          --              --

Net loss for the year ended
  December 31, 2004                    --            --             --            --             --            --          (502,848)
                               ------------  ------------   ------------   -----------   ------------   -----------    ------------

Balance, December 31, 2004,            --            --        3,555,074         3,555     27,854,647          --       (29,028,088)

Common stock issued for
  services, January 2005               --            --           50,000            50         92,450          --              --


Fractional shares issued in
  reverse stock split                  --            --              382          --             --            --              --

Common stock issued for
  Acquisition, January 2005            --            --        1,185,024         1,185      2,368,863          --              --

Contributed services                   --            --             --            --          250,000          --              --

Common stock issued for
  debt, July 2005                      --            --          141,668           142        254,858          --              --

Treasury shares,  August 2005          --            --             --            --             --        (286,467)           --

Common stock issued for
  services, December 2005              --            --           20,000            20         35,980          --              --


Net loss for the year ended
  December 31, 2005                    --            --             --            --             --            --        (1,050,119)
                               ------------  ------------   ------------   -----------   ------------   -----------    ------------

Balance, December 31, 2005             --    $       --        4,952,148   $     4,952   $ 30,856,798   $  (286,467)   $(30,078,207)
                               ============  ============   ============   ===========   ============   ===========    ============

                   The accompanying notes are an integral part of these consolidated financial statements

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                                                     For the Years Ended
                                                                         December 31,
                                                                    2005             2004
                                                               -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                    $  (1,050,119)   $    (502,848)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
    Depreciation, depletion and amortization                         297,693          321,115
    Loss on extinguishments of debt                                     --            653,257
    Gain (loss) on disposition of assets                            (176,037)        (198,768)
    Common stock issued for services and
     beneficial conversion features                                  378,500             --
    Gain on disposition of debt                                         --           (416,560)
    Discontinued operations                                          629,776             --
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                      (742,779)        (397,761)
    Decrease (increase) in other receivable                            8,825           49,627
    (Increase) decrease in prepaid expenses and other assets          28,582            2,872
    (Decrease) increase in accounts payable                          823,054          523,519
    (Decrease) increase in advances from related parties             136,303          416,591
    (Decrease) increase in accrued expenses                           15,510          263,690
    Decrease in judgments payable                                       --             (2,500)
    Increase in environmental remediation                             37,650         (103,138)
                                                               -------------    -------------

     Net Cash Provided by Operating Activities                       386,958          609,096
                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of property and equipment                      203,280          200,000
   Expenditures for property and equipment                           (33,670)            --
   Proceeds from sale of life insurance cash value                      --             53,367
   Payment on other non current assets                                  --               (932)
                                                               -------------    -------------

    Net Cash Provided by Investing Activities                        169,610          252,435
                                                               -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Change in cash overdraft                                             --            (49,120)
   Principal payments to related parties                                --           (280,000)
   Principal payments on notes payable                              (196,972)        (241,402)
   Principal payments on judgment payable                               --           (212,000)
                                                               -------------    -------------

   Net Cash Used by Financing Activities                            (196,972)        (782,522)
                                                               -------------    -------------


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                         For the Years Ended
                                                             December 31,
                                                         2005            2004
                                                     ------------   ------------

Cash acquired in acquisition of subsidiary           $       --     $        470
                                                     ------------   ------------

NET INCREASE IN CASH                                      359,596         79,479

CASH, BEGINNING OF YEAR                                    79,662            183
                                                     ------------   ------------

CASH, END OF YEAR                                    $    439,258   $     79,662
                                                     ============   ============

CASH PAID FOR:

  Interest                                           $    129,034   $    295,947
  Income taxes                                       $       --     $       --

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

                                                      For the Years Ended
                                                          December 31,
                                                  ----------------------------

                                                      2005            2004
                                                  -----------    -------------


                        Numerator:
           Loss from operations                   $(1,070,4$          (502,848)
           Discontinued Operations                     20,343             --
                                                  -----------    -------------

              Net Loss                            $(1,050,1$          (502,848)
                                                  ===========    =============

          Denominator - weighted average shares     4,678,294        2,277,486
                                                  ===========    =============

          Net loss per share:
           Continuing operations                  $     (0.22)   $       (0.22)
           Discontinued operations                       0.00            (0.00)
                                                  -----------    -------------

              Total Basic Loss Per Share          $     (0.22)   $       (0.22)
                                                  ===========    =============

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d. Provision for Taxes (Continued)

          Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                                      2005             2004
                                               ---------------  ---------------
              Deferred tax assets:
                NOL carryover                  $     9,874,400  $     9,747,505
                Accrued expenses                       283,800          246,200

              Valuation allowance                 (10,158,200)       (9,993,705)
                                               ---------------- ---------------

              Net deferred tax asset           $         --     $             -
                                               ================ ===============

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                                      2005            2004
                                                --------------  --------------

              Book income                       $     (409,545) $     (196,110)
              Other                                        (65)             50
              Officer insurance                           --             1,460
              Stock for services                       147,615            --
              Contributed services                      97,500            --
              Loss on debt                                --           299,490
              Accrued expenses                            --             2,198
              Valuation allowance                      164,495       (107,088)
                                                --------------- --------------

                                                $         --    $        --
                                                =============== ==============

          At December 31, 2005, the Company had net operating loss carryforwards of approximately $25,000,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2005 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e. Asset Retirement Obligation

          The following is a description of the changes to the Company's asset retirement obligation from January 1 through December 31, 2005:

                 Reclamation obligation (asset retirement
                  obligation) as reported at December 31, 2004    $  1,571,749
                 Disposition of subsidiary                           (810,006)
                 Accretion expense:
                   Revision in reclamation cost estimates                    -
                   Accretion expense - January 1, 2005 through
                    December 31, 2005                                   37,650
                                                                  ------------

                 Reclamation obligation at December 31, 2005      $    799,393
                                                                  ============

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

NOTE 2 -  PROPERTY AND EQUIPMENT

          At December 31, 2005, property and equipment consisted of:

                Vehicles                                      $       60,725
                Machinery and equipment                                1,600
                Furniture and Fixtures                                 1,847
                Pipelines                                          1,392,648
                Well equipment                                        87,009
                Accumulated depreciation                         (1,306,196)
                                                              -------------

                  Total Fixed Assets                          $      237,633
                                                              ==============

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 2 -  PROPERTY AND EQUIPMENT (Continued)

          Depreciation expense was $184,303 and $195,150 for the years ended December 31, 2005 and 2004, respectively.

          At December 31, 2005 the Company's proved properties consist of costs in the following:

                Wells, Wyoming                         $    3,079,481
                Wells, West Virginia                        1,575,345
                Less: accumulated depletion                (2,732,203)
                                                       --------------

                                                       $    1,922,623

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

                                                       Gross          Net
                                                   -------------  ------------

                Productive oil wells, Wyoming                  6             2
                Oil and gas wells, West Virginia              93            93
                                                   -------------  ------------

                                                              99            95
                                                   =============  ============

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

                                                   Gross           Net
                                               -------------  ------------

                Wyoming, approximately                 2,800         2,530
                West Virginia, approximately          10,000         8,750
                                               -------------  ------------

                                                      12,800        11,280
                                               =============  ============

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 3 - LONG-TERM DEBT

   The Company had the following debt obligations at December 31, 2005:

   Note payable to an individual,  due on demand, bearing interest at
    9.25%, interest payments due monthly, secured by
    equipment                                                       $   292,078

   Union Bank of Tyler County, principal and interest payments
     of $1,740 due monthly with interest at 9.5%, unsecured              16,658

   New York Life, 5.87% interest rate, due upon demand,
    secured by life insurance cash value                                 69,311

   Wesbanco, due on demand, interest at prime +1%, secured by
   officers' personal assets                                            267,228

   Union Bank of Tyler County, principal and interest payments of
    $326 due monthly, interest at 5.0%, secured by a vehicle             10,028

   Note due to a individual, unsecured with interest
    at 7.00%, due upon demand                                            10,774
                                                                    -----------

               Total                                                    666,077

               Less Current Portion                                    (659,205)
                                                                    -----------

               Total Long-Term  Debt                                $     6,872
                                                                    ===========

   Future maturities of long-term debt are as follows:
               2006                                                 $   659,205
               2007                                                       3,686
               2008                                                       3,186
                                                                    -----------

            Total                                                   $   666,077
                                                                    ===========

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

          Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho. 17 TRANS ENERGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements December 31, 2005 and 2004

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 4 -  RELATED PARTY TRANSACTIONS (Continued)

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

          c. Receivables and Payables

          The Company has various payables to the officers and companies of the officers. These amounts have been grouped together with a net payable of $860,368 and receivable of $0 at December 31, 2005. At December 31, 2005, total interest accrued in the net related party payable was $16,024, which is included in the total owed to the related parties.

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

NOTE 6 -  STOCKHOLDERS' EQUITY (Continued)

          In January 2005, the Company issued 1,185,024 shares of common stock for an acquisition of a subsidiary valued at $ 2,370,048.

          In 2005, key employees of the Company contributed services valued at $250,000.

          In July 2005, the Company issued 141,668 shares of the common stock for debt relief of $255,000.

          In August 2005, the Company received 244,633 shares of the common stock of the Company in return for the sale of certain assets of the Company. These shares have been accounted for as treasury stock at a cost basis of $286,467.

          In December 2005, the Company issued 20,000 shares of common stock for consulting services valued at $36,000.

NOTE 7 -  JUDGMENTS PAYABLE

          Core Laboratories, Inc.

          On July 28, 1999, Core Laboratories, Inc. (Core) obtained a judgment against the Company for non-payment of an account payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At December 31, 2005, the Company had accrued a balance of $14,062 plus interest of $5,932 which are included in judgments payable and accrued expenses, respectively.

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

          Tioga Lumber Company

          On September 22, 2000, Tioga Lumber Company obtained a judgment of $43,300 plus interest in the Circuit Court of Pleasants County, West Virginia, against Tyler Construction Company for breach of contract. On February 28, 2002, we reached a negotiated payment schedule with Tioga and made the initial payment. We believe that we have satisfied the balance owed to Tioga of $26,234, although the judgment has not yet been released. We are proceeding to secure the release of the judgment.

          Arvilla Debt Covenants

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 8 -  GOING CONCERN

          The Company's consolidated financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2005 of $30,078,207, and has a working capital deficit at December 31, 2005 of $3,012,700.

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

          Convertible debenture dated 2001 bearing interest at 10% with interest and principal due upon demand; unsecured; convertible into the Company's common stock at $0.035 per share:
                                                             $   50,000
              Less current portion                              (50,000)
                                                             ----------

              Long-term portion                              $     --
                                                             ==========

NOTE 10 - BUSINESS SEGMENTS

          The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company conducts its operations principally as oil and gas sales with Trans Energy, Prima Oil, and Cobham Gas & Oil, Inc., Penine Resources, Inc., and Belmont Energy, inc. and pipeline transmission with Ritchie County and Tyler Construction. 20 TRANS ENERGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements December 31, 2005 and 2004

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 10 - BUSINESS SEGMENTS (Continued)

          Certain financial information concerning the Company's operations in different industries is as follows:

                                    For the
                                   Years Ended      Oil and Gas          Pipeline           Corporate
                                   December 31,       Sales            Transmission        Unallocated
                                   ------------    ------------        ------------        -----------
Oil and gas revenue                    2005        $ 1,271,165         $ 3,874,941         $      --
                                       2004            986,220           1,403,879                --
Operating (loss) income
applicable to  industry segment        2005           (766,516)             (6,902)               --
                                       2004            523,857              68,155                --

Interest expense                       2005            (98,980)            (30,054)               --
                                       2004           (156,277)            (37,407)               --

Other income (expense)                 2005           (269,346)            (27,698)               --
                                       2004               --                  --                  --
Assets
  (net of intercompany accounts)       2005          2,570,645           1,605,263           6,672,688
                                       2004          2,033,346             680,956                --

Depreciation and depletion             2005            224,187              73,506                --
                                       2004            220,836              74,043                --

Property and equipment
 acquisitions                          2005             36,530                --             2,370,048
                                       2004          2,613,460                --                  --

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

          Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 68.72%; risk-free interest rate of 4.08 and expected lives of 10 years for the years ended December 31, 2005 and 2004.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 11 - OUTSTANDING STOCK OPTIONS (Continued)

                                                     For the Year Ended
                                                         December 31,
                                               -------------------------------
                                                    2005              2004
                                               -------------     -------------
              Net loss:
                As reported                    $  (1,050,119)    $    (502,848)
                Pro forma                      $  (1,887,535)    $    (502,848)
              Basic loss per share:
                As reported                    $       (0.22)    $       (0.22)
                Pro forma                      $       (0.40)    $       (0.22)

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
                          ============                                            ================

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 12-  SUBSEQUENT EVENTS

          On January 3, 2006 the Company entered into a definitive agreement to sell its well servicing and maintenance business, Arvilla Oilfield Services, LLC, a West Virginia limited liability company, to Clarence
          E. Smith and Rebecca L. Smith, both directors of the Company. As a result of consummating the definitive agreement, Clarence and Rebecca Smith returned to the Company 521,411 shares of Trans Energy common stock. Clarence and Rebecca Smith also conveyed to the Company all of their interest in and to five oil and gas wells located in Tyler County, West Virginia. Upon execution of the definitive agreement, Clarence Smith resigned as our Chief Executive Officer, but remained on our board of directors until the closing effective on March 31, 2006. On April 7, 2006 both Clarence and Rebecca Smith resigned from the board of directors. The closing of the transaction was expressly conditioned on the receipt of a fairness opinion from a qualified independent party stating that the transactions contemplated by the definitive agreement were fair to the Company and its stockholders. The Company has accounted for the financial statements of Arvilla Oilfield Services, LLC as discontinued operations and recorded a gain from discontinued operations of $20,343, which is included in the statement of operations for the year ended December 31, 2005.

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

          On April 21, 2006, the Company received a letter from the NASD notifying the Company that it is not in compliance with NASD Rule 6530, which obligates issuers to timely file those reports and other documents required to be filed with the Securities and Exchange Commission. The Company had until May 23, 2006 to file its Form 10-KSB for the year ended December 31, 2005 or its securities will be delisted from the OTCBB. The Company met this filing date requirement.

NOTE 13 - DISCONTINUED OPERATIONS

          Arvilla Oil Field Services, LLC

          In 2006 the Company discontinued the operations of its wholly owned subsidiary Arvilla Oil Field Services, LLC. The accompanying financial statements have been presented to reflect the operations of Arvilla Oil Field Services, LLC as discontinued.

           For the Years Ended

                                                                   December 31,
                                                              2005                  2004
                                                        ----------------       ----------------
               Revenues                               $      10,218,520        $        --
               Cost of sales                                 (6,679,099)                --
               General and administrative                    (3,251,257)                --
               Other income (expense)                          (267,821)                --
                                                       ----------------       -----------------

               Net loss before income taxes                     (20,343)                --
               Income tax expense                                  --                   --
                                                      -----------------       -----------------

                  Net loss                            $         (20,343)      $         --
                                                      =================       =================

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 13 - DISCONTINUED OPERATIONS (Continued)

               The net assets and liabilities of the discontinued operations were composed of the following:

              Assets:
              Cash                                     $  169,325   $     --
              Accounts receivable                         809,773         --
              Other current assets                          1,136         --
              Property and equipment                    5,151,101         --
              Other assets                                541,353         --
                                                       ----------   ----------

               Total Assets                            $6,672,688   $     --
                                                       ==========   ==========

               Liabilities:
               Accounts payable and accrued expenses   $  825,834   $     --
               Notes payable and long term debt         4,130,317         --
                                                       ----------   ----------

                 Total Liabilities                     $4,956,151   $     --
                                                       ==========   ==========

NOTE 14 - RESTATED FINANCIAL STATEMENTS

          Subsequent to the issuance the Company's financial statements adjustments were made to the inter-company accounts with Arvilla. These financial statements have been restated to properly reflect the inter-company elimination entries. A summary of those changes is reflected in the following schedule:

                                                   As Restated       Original
                                                   ------------    ------------
                         Assets:
          Current assets                           $  1,845,571    $  1,845,571
          Property and equipment                      2,160,256       2,160,256
          Assets of discontinued operations           6,672,688       7,410,571
          Other assets                                  255,909         255,909
                                                   ------------    ------------

           Total Assets                            $ 10,934,424    $ 11,672,307
                                                   ============    ============

           Liabilities and Stockholders' Equity:
           Current liabilities                     $  4,858,271    $  4,925,014
           Liabilities of discontinued operations     4,772,812       5,665,468
           Long-term liabilities                        806,265         991,223
           Stockholders' equity                         497,076          90,602
                                                   ------------    ------------

           Total Liabilities
             and Stockholders' Equity              $ 10,934,424    $ 11,672,307
                                                   ============    ============

          Revenues                                 $  5,146,106    $  4,797,201
          Cost and expenses                          (5,919,524)     (5,611,546)
          Other income (expense)                       (297,044)       (297,044)
          Income tax expense                               --              --
          Discontinued operations                        20,343        (345,204)
                                                   ------------    ------------
          Net loss                                 $ (1,050,119)   $ (1,456,593)
                                                   ============    ============

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2005 and 2004
                                   (Unaudited)

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES

         (1)              Capitalized Costs Relating to
                        Oil and Gas Producing Activities

                                                                               December 31,
                                                                         2005                2004
                                                                  --------------   --------------
         Proved oil and gas producing properties and related
          lease and well equipment                                $    6,134,651   $    7,093,676
         Unproved oil and gas properties                                  64,004           95,945
         Accumulated depreciation and depletion                       (4,038,399)      (3,870,874)
                                                                  --------------   --------------

         Net Capitalized Costs                                    $    2,160,256   $    3,318,747
                                                                  ===============  ==============


         (2)                      Costs Incurred in Oil and Gas Property
                           Acquisition, Exploration, and Development Activities

                                                                        For the Years Ended
                                                                            December 31,
                                                                  -------------------------------
                                                                      2005              2004
                                                                  --------------   --------------
         Acquisition of Properties
           Proved                                                 $        --      $   2,346,600
           Unproved                                                        --               --
         Exploration Costs                                                 --               --
         Development Costs                                               33,670             --

         The Company does not have any investments accounted for by the equity method.

         (3)                 Results of Operations for
                               Producing Activities

                                                                          For the Year Ended
                                                                            December 31,
                                                                  -------------------------------
                                                                         2005            2004
                                                                  --------------   --------------

         Sales                                                    $    1,271,165   $      557,765

         Production costs                                               (892,806)        (198,000)
         Depreciation and depletion                                     (192,360)        (220,837)
         Income tax expenses                                                    -              -
                                                                  ---------------  --------------

         Results of operations for producing activities
          (excluding the activities of the pipeline transmission
          operations, corporate overhead and interest costs)      $      185,999   $      138,928
                                                                  ===============  ==============

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2005 and 2004
                                   (Unaudited)

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (4)                                Reserve Quantity Information

                                                                         Oil            Gas
                                                                         BBL            MCF
                                                                  ---------------  --------------

         Proved developed and undeveloped reserves

         End of the year 2004                                             106,649         542,955

         Revisions of previous estimates                                  121,926            --
         Improved recovery                                                   --              --
         Purchases of minerals in place                                      --              --
         Extensions and discoveries                                          --              --
         Production                                                       (12,731)        (41,975)
         Sales of minerals in place                                          --          (496,717)
                                                                  -----------------  ---------------- -

         End of the year 2005                                             215,844           4,263
                                                                  =================  ================
         Proved developed reserves:
                                                                         Oil               Gas
                                                                         BBL                CF
                                                                  -----------------  ----------------

           End of the year 2004                                           106,649         542,955
           End of the year 2005                                           215,844           4,263

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2005 and 2004
                                   (Unaudited)

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (5)                             Standardized Measure of Discounted
                                         Future Net Cash Flows Relating to
                                            Proved Oil and Gas Reserves


                              At December 31, 2005
                                                                            Trans Energy
                                                                            and
                                                                            Subsidiaries

         Future cash inflows                                             $     36,322,180
         Future production and development costs                               (7,990,879)
         Future income tax expense                                                   --
                                                                         ----------------
         Future net cash flows                                                 28,331,301
         Discounted for estimated timing of cash flows                         (5,287,060)
                                                                         ----------------

         Standardized measure of discounted future net cash flows        $     23,044,241
                                                                         ================


                              At December 31, 2004
                                                                            Trans Energy
                                                                                 and
                                                                            Subsidiaries

         Future cash inflows                                             $      6,996,464
         Future production and development costs                               (1,539,222)
         Future income tax expense                                                   --
                                                                         ----------------
         Future net cash flows                                                  5,457,242
         10% annual discount for estimated timing of cash flows                (1,018,406)
                                                                         ----------------

         Standardized measure of discounted future net cash flows        $      4,438,836
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

                 TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2005 and 2004
                                   (Unaudited)

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (5)                             Standardized Measure of Discounted
                                          Future Net Cash Flows Relating to
                                        Proved Oil and Gas Reserves (Continued)

         The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                                                                    For the Years Ended
                                                                                        December 31,
                                                                                  2005                 2004
                                                                          ------------------   -----------------

         Standardized measure, beginning of year                          $        4,438,836   $       1,864,377
         Oil and gas sales, net of production costs                                 (392,855)               --
         Sales of mineral in place                                                      --              (125,966)
         Purchases                                                                      --             2,375,205
         Net change due to revisions in quantity estimates                        18,998,260             325,220
         Accretion of discount items                                                    --                  --
                                                                          ------------------   -----------------

         Standardized measure, end of year                                $       23,044,241   $       4,438,836
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