Form 10QSB
period 2006-03-31
TRANS ENERGY INC
filed 2006-06-22
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2006

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2) of the Exchange Act. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding as of March 31, 2006
-----------------------------                 --------------------------------
Common Stock, $.001 par value                            4,186,104


                                TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       1

                  Consolidated Balance Sheets - March 31, 2006 (Unaudited) and
                    December 31, 2005................................................................       2

                  Consolidated Statements of Operations - three months ended
                     March 31, 2006 and 2005 (Unaudited).............................................       4

                  Consolidated Statements of Stockholders' Equity (Deficit)..........................       5

                  Consolidated Statements of Cash Flows - three months ended
                     March 31, 2006 and 2005 (Unaudited).............................................       6

                  Notes to Unaudited Condensed Consolidated Financial Statements ....................       8

Item 2.      Management's Discussion and Analysis or Plan of Operations..............................      15

Item 3.      Controls and Procedures.................................................................      18

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      18

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.............................      19

Item 3.      Defaults Upon Senior Securities.........................................................      19

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      19

Item 5.      Other Information.......................................................................      19

Item 6.      Exhibits and Reports on Form 8-K........................................................      19

             Signatures..............................................................................      20

                                     PART I

Item 1.       Financial Statements

     The accompanying consolidated balance sheets of Trans Energy, Inc. at March 31, 2006 (unaudited) and December 31, 2005, related unaudited consolidated statements of operations, stockholders' equity (deficit) and consolidate statements of cash flows for the three months ended March 31, 2006 and 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.









                               TRANS ENERGY, INC.
                                 AND SUBSIDARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2006 and December 31, 2005


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets




                                     ASSETS

                                                                    March 31,     December 31,
                                                                      2006            2005
                                                                   -----------    -----------
                                                                   (Unaudited)
CURRENT ASSETS

   Cash                                                            $   444,672    $   439,258
   Accounts receivable, net                                          1,227,151      1,396,696
   Prepaid expenses                                                     11,745          9,617
                                                                   -----------    -----------

     Total Current Assets                                            1,683,568      1,845,571
                                                                   -----------    -----------

PROPERTY AND EQUIPMENT, NET                                          2,039,211      2,160,256
                                                                   -----------    -----------

OTHER ASSETS
   Assets of discontinued operations                                      --        6,672,688
   Deposits                                                              1,223          4,914
   Investments                                                         175,000        175,000
   Life insurance, cash surrender value                                 75,995         75,995
                                                                   -----------    -----------

     Total Other Assets                                                252,218      6,928,597
                                                                   -----------    -----------

     TOTAL ASSETS                                                  $ 3,974,997    $10,934,424
                                                                   ===========    ===========

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    March 31,     December 31,
                                                                      2006            2005
                                                                  ------------    ------------
                                                                  (Unaudited)
CURRENT LIABILITIES

   Accounts payable - trade                                       $  2,482,964    $  2,355,429
   Related party payables (Note 6)                                     788,848         855,502
   Accrued expenses                                                    879,034         860,368
   Judgments payable (Note 3)                                           77,767          77,767
   Debentures payable                                                   50,000          50,000
   Notes payable - current portion                                     659,205         659,205
                                                                  ------------    ------------


     Total Current Liabilities                                       4,937,818       4,858,271
                                                                  ------------    ------------

LONG-TERM LIABILITIES

   Notes payable                                                        60,543           6,872
   Liabilities of discontinued operations                                 --         4,772,812
   Asset retirement obligation                                         803,939         799,393
                                                                  ------------    ------------

     Total Long-Term Liabilities                                       864,482       5,579,077
                                                                  ------------    ------------

       Total Liabilities                                             5,802,300      10,437,348
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT) (Note 7)

   Preferred stock; 10,000,000 shares authorized at $0.001 par
    value; -0- shares issued and outstanding                              --              --
   Common stock; 500,000,000 shares authorized at $0.001 par
    value; 4,952,148 shares issued
   and 4,186,104 and 4,707,515 shares outstanding, respectively          4,952           4,952
   Capital in excess of par value                                   30,856,798      30,856,798
   Treasury stock                                                     (755,737)       (286,467)
   Accumulated deficit                                             (31,933,316)    (30,078,207)
                                                                  ------------    ------------

     Total Stockholders' Equity (Deficit)                           (1,827,303)        497,076
                                                                  ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                           $  3,974,997    $ 10,934,424
                                                                  ============    ============


                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Consolidated Statements of Operations and Other Comprehensive Loss
                                   (Unaudited)


                                                        For the Three Months Ended
                                                                 March 31,
                                                           2006            2005
                                                        -----------    -----------

REVENUES                                                $ 1,712,307    $   752,220
                                                        -----------    -----------

COSTS AND EXPENSES

  Cost of oil and gas                                     1,520,392        624,248
  Salaries and wages                                         81,658         67,900
  Depreciation, depletion, amortization and accretion       139,750        103,856
  Selling, general and administrative                       111,940        107,279
                                                        -----------    -----------

     Total Costs and Expenses                             1,853,740        903,283
                                                        -----------    -----------

INCOME (LOSS) FROM OPERATIONS                              (141,433)      (151,063)
                                                        -----------    -----------

OTHER INCOME (EXPENSE)

  Gain on disposal of asset                                    --            2,355
  Loss on sale of asset                                        --          (14,894)
  Gain on settlement of debt                                   --            2,306
  Interest expense                                          (31,370)       (27,175)
                                                        -----------    -----------

     Total Other Income (Expense)                           (31,370)       (37,408)
                                                        -----------    -----------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                   (172,803)      (188,471)

INCOME TAXES                                                   --             --
                                                        -----------    -----------

NET LOSS BEFORE DISCONTINUED OPERATIONS                    (172,803)      (188,471)

GAIN FROM DISCONTINUED OPERATIONS                           183,776        121,983
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS              (1,866,082)          --
                                                        -----------    -----------

NET LOSS                                                $(1,855,109)   $   (66,488)
                                                        ===========    ===========

BASIC (LOSS) GAIN PER SHARE

  Continuing Operations                                 $     (0.04)   $     (0.04)
  Discontinued Operations                                     (0.40)          0.03
                                                        -----------    -----------

                                                        $     (0.44)   $     (0.01)
                                                        ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                       4,707,515      4,381,090
                                                        ===========    ===========


                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity (Deficit)





                                         Preferred Stock               Common Stock         Capital In
                                   --------------------------  --------------------------    Excess of
                                                                 Treasury                   Accumulated
                                      Shares        Amount        Shares        Amount       Par Value       Stock        Deficit
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance, December 31, 2005                 --    $       --       4,952,148  $      4,952  $ 30,856,798  $   (286,467) $(30,078,207)


Shares received for discontinued
  operations on March 31, 2006
  (unaudited)                              --           --            --            --            --        (469,270)         --

Net loss for the three months
   endedMarch 31, 2006
   (unaudited)                             --            --            --            --            --            --      (1,855,109)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance, March 31, 2006
   (unaudited)                             --    $       --       4,952,148  $      4,952  $ 30,856,798  $   (755,737) $(31,933,316)
                                   ============  ============  ============  ============  ============  ============  ============


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                For the Three Months Ended
                                                                        March 31,
                                                                  2006            2005
                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                    $(1,855,109)   $   (66,488)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation, depletion, amortization and accretion           139,750        305,892
     Net gain from sale of assets                                     --           (2,355)
     (Gain) loss on extinguishment of debt                            --           (2,306)
      Discontinued operations                                    1,430,606           --

   Changes in operating assets and liabilities:
     Decrease (Increase) in accounts receivable                    169,545        (26,834)
     (Increase) in prepaid expenses                                 (2,128)       (83,908)
     (Increase) in other assets                                      3,691        (41,365)
     (Decrease) increase in accounts payable and
      current liabilities                                          127,535       (229,610)
     Increase (Decrease) in accrued expenses                        23,212        (48,579)
                                                               -----------    -----------

       Net Cash Provided (Used) by Operating Activities             37,102       (195,553)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of assets                                       --            1,260
   Cash acquired from subsidiary                                      --          408,333
   Expenditures for property and equipment                         (18,705)      (198,443)
                                                               -----------    -----------

       Net Cash Provided (Used) by Investing Activities            (18,705)       211,150
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from notes payable                                      14,540           --

   Payments on related party payables                               (5,431)        (6,640)
   Proceeds from related party notes                                  --          168,328
   Principal payments on notes payable                             (22,092)       (92,743)
                                                               -----------    -----------

       Net Cash Provided (Used) by Financing Activities            (12,983)        68,945
                                                               -----------    -----------

NET INCREASE IN CASH                                                 5,414         84,542

CASH, BEGINNING OF PERIOD                                          439,258         79,662
                                                               -----------    -----------

CASH, END OF PERIOD                                            $   444,672    $   164,204
                                                               ===========    ===========


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                               For the Three Months Ended
                                                                        March 31,
                                                                  2006           2005
                                                               -----------    -----------

CASH PAID FOR:
   Interest                                                    $    18,915    $      --
   Income taxes                                                $      --      $      --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt relief                         $      --      $    50,000
   Common stock issued for services to                         $      --      $    92,500
     be rendered
   Common stock issued for the net assets
   over liabilities in the purchase
     of Arvilla Inc. and subsidiary                            $      --      $ 2,370,048
                                                               -----------    -----------

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                      March 31, 2006 and December 31, 2005



NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 is not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -      GOING CONCERN

              The Company's  condensed  consolidated  financial  statements  are prepared using  accounting  principles  generally  accepted in the
              United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2006 of $ 31,933,316, and has a working capital deficit at March 31, 2006 of $3,254,250. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3 -      CONTINGENCIES AND COMMITTMENTS

              On July 28, 1999 Core Laboratories, Inc. obtained a judgment against us for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At March 31, 2006 we had accrued a balance including interest of $14,062 as a current liability. We are currently in default on this judgment.

              On July 1, 1998, RR Donnelly obtained a judgment against us for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At March 31, 2006, we had accrued a balance including interest of $63,705 as a current liability. We are currently in default on this judgment.

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

              Certain financial information concerning the Company's operations in different industries is as follows:


                                        For the
                                     Three Months
                                         Ended      Oil and Gas    Pipeline              Well
                                        March 31,     Sales      Transmission          Servicing
                                     ------------  ----------    -------------       ------------
                                                                                     (Discontinued)
Oil and gas revenue                      2006      $  324,075    $   1,388,232       $       --
                                         2005         227,621          524,312          1,798,607

Operating income (loss)
 applicable to industry
 segment                                 2006        (117,160)         (24,273)              --
                                         2005        (216,811)         (11,201)           183,755

General corporate expenses
 not allocated to industry
 segments                                2006            --               --                 --
                                         2005            --               --                 --

Interest expense                         2006         (31,003)            (367)              --
                                         2005         (18,867)          (8,198)           (47,021)

Other income (expenses)                  2006            --               --                 --
                                         2005         (12,601)          (1,120)             3,488

Assets
 (net of intercompany accounts)          2006       2,516,498        1,458,499               --
                                         2005       3,485,768          551,992          7,662,130


NOTE 4 -      BUSINESS SEGMENTS (continued)


Depreciation and amortization           2006          136,490            3,260               --
                                        2005           85,415           18,441            202,036

Property and equipment
 Acquisitions (Deletions)               2006           18,705             --                 --
                                        2005          (14,286)            --              575,936


NOTE 5 -      SIGNIFICANT EVENTS

              Sale of Arvilla

                  Effective  March 31, 2006,  we finalized the agreement to sell our well servicing and maintenance business in exchange for shares of Trans Energy common stock, certain natural gas properties and other considerations, which agreement was initially entered into on January 3, 2006. Part of the reason for the sale was the inability of our board of directors to agree on the direction of Trans Energy with Arvilla as a significant subsidiary. Under the terms of the definitive agreement, our wholly owned subsidiary, Arvilla, Inc. sold to Clarence E. Smith and Rebecca L. Smith, both directors of Trans Energy, 100% of the outstanding membership interests of Arvilla Oilfield Services, LLC, a West Virginia limited liability company ("AOS").

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

                  We originally  acquired AOS from Clarence and Rebecca Smith on
              January 31, 2005 through a merger of our subsidiary, Trans Energy Acquisitions, with and into Arvilla, Inc., with Arvilla being the surviving entity. As consideration, we issued 1,185,024 shares of our common stock, of which 1,042,821 shares were issued to the Smiths, both of whom became directors of Trans Energy following the acquisition. AOS's operations were previously conducted as Arrow Oilfield Service Company, a division of Belden & Blake Corporation, a privately held company engaged in the exploration, development and production of oil and natural gas.. In June 2004, the Smiths acquired Arrow Oilfield Services from Belden & Blake and created Arvilla Oilfield Services, LLC as the operating entity. Subsequently, the Smiths created Arvilla, Inc. that acquired all the membership interests of Arvilla Oilfield Services in order to facilitate its acquisition by Trans Energy.

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

              Sale of Wyoming Wells and Properties

                  In April 2006, we finalized a definitive Agreement for Sale of
              Oil and Gas Properties related to the sale of certain wells, overriding royalties and undeveloped acreage located in Campbell County, Wyoming. The assets have been sold at public auction through the Oil & Gas Asset Clearinghouse in Houston, Texas. The gross sales price for the properties is $1,003,000, which is expected to be paid to us when the sales close on or about May 12, 2006.

                  The wells sold by us, all located in Campbell County, Wyoming, include the Pinion Fee #1, Sagebrush Federal #1, Sagebrush Federal #2, Sagebrush Federal #3 (injector), Boley #31-36 Sandbar, State #1-36 Sandbar and State #2-36 Sandbar. Also included in the sales were overriding royalties on two wells (Sagebrush Federal #1, Sagebrush Federal #2) and Tract TR4-B, and 2,530 undeveloped acres, also located in Campbell County.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                      March 31, 2006 and December 31, 2005


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

NOTE 7 -      EQUITY

              The Company has adopted the disclosure-only provisions of Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards in fiscal year 2006 and 2005 consistent with the provisions of SFAS No. 123, our approximate net loss and loss per share would have been the pro forma amounts indicated below:

                                                 For the Three Months Ended
                                                          March 31,
                                               ------------------------------
                                                   2006              2005
                                               -------------    -------------
             Net loss:
  As reported                                 $  (1,855,109)   $     (66,488)
Addback:
  Stock-based employee compensation
  expense determined under intrinsic value
  based method for all awards, net of
  related tax effects                                  --               --
Deduct:
  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related
  tax effects                                          --           (837,416)
                                              -------------    -------------

  Pro forma                                   $  (1,855,109)   $    (903,904)
                                              =============    =============


Basic loss per share:
As reported                                   $       (0.44)   $       (0.01)
Pro forma                                     $       (0.44)   $       (0.19)

              Stock Warrants - A summary of the status of the warrants granted under various agreements at March 31, 2006 and 2005, and changes during the years then ended is presented below:



                                                     March 31, 2006                 March 31, 2005
                                            -----------------------------   ---------------------------
                                              Weighted                       Weighted
                                              Average       Exercise          Average      Exercise
                                               Shares        Price            Shares         Price
                                            -----------   ---------------   -----------   -------------
         Outstanding at beginning of period     553,324   $       1.95             --              --
         Granted                                   --                --         553,324   $    1.95
         Exercised                                 --                --            --              --
         Forfeited                                 --                --            --              --
         Expired                                   --                --            --              --
                                            -----------   ---------------   -----------   -------------


         Outstanding at end of Period           553,324   $       1.95          553,324   $       1.95
                                            ===========   ===============   ===========   =============

Weighted average fair value of options
           granted during the year                 --     $        --           553,324   $       1.95
                                            ===========   ===============   ===========   =============

Weighted average fair value of options
           granted during the year                 --     $        --           553,324   $      1.95
                                            ===========   ===============   ===========   =============

                                                  Options Outstanding                   Options Exercisable
                                          -------------------------------------   -------------------------------
                                          Weighted-Average     Weighted-Average   Weighted-Average
          Range of          Number            Remaining           Exercise             Number           Exercise
       Exercise Prices    Outstanding     Contractual Life         Price            Exercisable          Price
       ---------------    -----------     ----------------     ----------------   ----------------    -----------
           $1.95             553,324        8.75 years             $ 1.95            553,324              $1.95
                          ------------                                            ----------------

                             553,324                                                 553,324
                          ============                                            ================

Item 2.       Management's Discussion and Analysis or Plan of Operations

Recent Developments

     Sale of Arvilla
     ---------------

     On April 7, 2006, we finalized the agreement to sell our well servicing and maintenance business in exchange for shares of Trans Energy common stock, certain natural gas properties and other considerations, which agreement was initially entered into on January 3, 2006 Part of the reason for the sale was the inability of our board of directors to agree on the direction of Trans Energy with Arvilla as a significant subsidiary. Under the terms of the definitive agreement, our wholly owned subsidiary, Arvilla, Inc. was sold to Clarence E. Smith and Rebecca L. Smith, both directors of Trans Energy, including 100% of the outstanding membership interests of Arvilla Oilfield Services, LLC, a West Virginia limited liability company ("AOS").

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

     We originally acquired AOS from Clarence and Rebecca Smith on January 31, 2005 through a merger of our subsidiary, Trans Energy Acquisitions, with and into Arvilla, Inc., with Arvilla being the surviving entity. As consideration, we issued 1,185,024 shares of our common stock, of which 1,042,821 shares were issued to the Smiths, both of whom became directors of Trans Energy following the acquisition. AOS's operations were previously conducted as Arrow Oilfield Service Company, a division of Belden & Blake Corporation, a privately held company engaged in the exploration, development and production of oil and natural gas. In June 2004, the Smiths acquired Arrow Oilfield Services from Belden & Blake and created Arvilla Oilfield Services, LLC as the operating entity. Subsequently, the Smiths created Arvilla, Inc. that acquired all the membership interests of Arvilla Oilfield Services in order to facilitate its acquisition by Trans Energy.

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

Sale of Wyoming Wells and Properties

     In April 2006, we finalized a definitive Agreement for Sale of Oil and Gas Properties related to the sale of certain wells, overriding royalties and undeveloped acreage located in Campbell County, Wyoming. The assets have been sold at public auction through the Oil & Gas Asset Clearinghouse in Houston, Texas. The gross sales price for the properties is $1,003,000

     The wells sold by us, all located in Campbell County, Wyoming, include the Pinion Fee #1, Sagebrush Federal #1, Sagebrush Federal #2, Sagebrush Federal #3 (injector), Boley #31-36 Sandbar, State #1-36 Sandbar and State #2-36 Sandbar. Also included in the sales were overriding royalties on two wells (Sagebrush Federal #1 and Sagebrush Federal #2) and Tract TR4-B, and 2,530 undeveloped acres, also located in Campbell County.

Results of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the three month periods ended March 31, 2006 and 2005. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                        Three Months Ended
                                                              March 31,
                                                       --------------------
                                                       2006            2005
                                                       ----            ----
                             (Unaudited)
            Total revenues........................      100 %           100 %
            Total costs and expenses..............      108             120
            Loss from operations..................       (8)            (20)
            Other income (expense)................       (2)             (5)
            Discontinued operations...............      (98)             16
            Net loss..............................     (108)             (9)


     Total revenues from continuing operations for the three months ("first quarter") ended March 31, 2006 increased 128% compared to the first quarter of 2005, primarily due to the increase in energy prices and the gas distribution contracts the Company entered into in the summer of 2005. Our cost of oil and gas for the first quarter of 2006 also increased by $896,144 or 144% from the comparable 2005 period, because of the gas purchased to fulfill our distribution contracts.

     Salaries and wages increased 20% for the first quarter of 2006 compared to the 2005 period, due to raises given to our management employees. Depreciation, depletion and amortization and accretion expense increased 35% due to an impairment of mineral properties recorded in the first quarter of 2006 of $40,697. Selling, general and administrative expenses increased $4,661 or 4% in the first quarter of 2006 from the first quarter of 2005 due to raises given to management.

     Our loss from operations for the first quarter of 2006 was $141,433 compared to a loss of $151,063 for the first quarter of 2005. The improvement is related to the increase in oil and gas prices. We realized total other expenses of $31,370 during the first quarter of 2006 compared to total other expenses of $37,408 for the first quarter of 2005. The first quarter of 2006 results were due to interest expense of $31,370.

     We recorded a loss of $1,682,306 on the disposition of Arvilla in the first quarter of 2006. Our statement of operations for the first quarter of 2005 was restated to reflect the operations of Arvilla as discontinued.

     Our net loss for the first quarter of 2006 was $1,855,109 compared to $66,488 for the first quarter of 2005.

     For the remainder of fiscal year 2006, management expects selling, general and administrative expenses to remain at approximately the same rate as the first quarter of 2006. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2006.

Liquidity and Capital Resources

     Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At March 31, 2006, we had a working capital deficit of $3,254,250 compared to a deficit of $3,012,700 at December 31, 2005. This 8% increase in working capital deficit is primarily attributed to the net loss in the first quarter of 2006.

     During the first quarter of 2006, operating activities provided net cash of $37,102 compared to net cash used of $195,553 for the first quarter of 2005. These results are primarily attributed to the reduction in accounts receivable and an increase in current liabilities.

     Net cash used by investing activities for the first quarter of 2006 was $18,705 for the purchase of well equipment, compared to $211,150 provided primarily from the acquisition of a subsidiary during the first quarter of 2005.

     During the first quarter of 2006, we used net cash in financing activities of $12,983 in the repayment of notes payable compared to net cash provided by notes payable of $68,945 in the first quarter of 2005. Our cash was used to repay related and unrelated notes payable.

     We anticipate meeting our working capital needs during the remainder of the current fiscal year with revenues from our ongoing operations, particularly from our wells in Wetzel County, West Virginia and new third party natural gas wells drilled in West Virginia, which gas goes into our 6-inch pipeline. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms.

     As of March 31, 2006, we had total assets of $3,974,997 and total stockholders' deficit of $1,827,303, compared to total assets of $10,934,424 and total stockholders' equity of $497,076 at December 31, 2005. The decrease was due to the disposition of Arvilla.

     Because we have incurred significant cumulative operating losses through March 31, 2006 and have a working capital deficit at March 31, 2006 of $3,254,250, there exists substantial doubt about our ability to continue as a going concern. Historically, our revenues have not been sufficient to cover operating costs. However, we may potentially need to rely on proceeds from sale of common stock, debt or equity financing, and increased operating revenues from new developments to allow us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.

     We included a footnote to our financial statements for the period ended December 31, 2005 stating that because of our continued losses, working capital deficit, and need for additional funding, there is substantial doubt as to whether we can continue as a going concern.

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

     *   volatility of the stock market,  particularly within the energy sector;
         and

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

     On July 28, 1999 Core Laboratories, Inc. obtained a judgment against us for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10% per annum. At March 31, 2006 we had accrued a balance including interest of $20,330 as a current liability. We are currently in default on this judgment.

     On July 1, 1998, RR Donnelly obtained a judgment against us for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10% per annum. At March 31, 2006, we had accrued a balance including interest of $91,857 as a current liability. We are currently in default on this judgment.

     We may be engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3.       Defaults Upon Senior Securities

     None.

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the first quarter ended March 31, 2006.

 Item 5.      Other Information

     The following reports were filed with the SEC on Form 8-K during the three month period ended March 31, 2006.

     January 9, 2006 - reporting under Item 101 that Trans Energy has entered into an agreement to sell certain assets, including Arvilla Oilfield Services, LLC held by Arvilla, Inc., our wholly owned subsidiary, and reporting under Item 502 the resignation of our Chief Executive Officer, Clarence E. Smith, and the appointment of James K. Abcouwer as our new President and Chief Executive Officer

     April 13, 2006 - reporting under Item 2.01 the completion of the sale of Arvilla, Inc. and reporting under Item 502 the resignations of two directors, Clarence E. Smith and Rebecca L. Smith.

     April 27, 2006 - reporting under Item 1.01 the sale of certain wells and properties located in Campbell County Wyoming.

Item 6.       Exhibits

     Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2   Certification  of Principal  Accounting  Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                       TRANS ENERGY, INC.



Date: June 21, 2006           By  /S/  JAMES K. ABCOUWER
                                 -----------------------------------------------
                                       JAMES K. ABCOUWER
                                       Chief Executive Officer and Director




Date: June 21, 2006             By  /S/  WILLIAM F. WOODBURN
                                   ---------------------------------------------
                                       WILLIAM F. WOODBURN
                                       Chief Operating Officer,
                                       Secretary / Treasurer and Director
                                       (Principal Accounting Officer)