Form 10QSB
period 2006-06-30
TRANS ENERGY INC
filed 2006-08-14
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                              Outstanding as of June 30, 2006

Common Stock, $.001 par value                             5,152,148


                                TABLE OF CONTENTS

Heading                                                                                                   Page
                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       1

                  Consolidated Balance Sheets - June 30, 2006 (Unaudited) and
                    December 31, 2005................................................................       2

                  Consolidated Statements of Operations - three months and six months ended
                     June 30, 2006 and 2005 (Unaudited)..............................................       4

                  Consolidated Statements of Stockholders' Equity (Deficit)..........................       5

                  Consolidated Statements of Cash Flows - six months ended
                     June 30, 2006 and 2005 (Unaudited)..............................................       6

                  Notes to Unaudited Condensed Consolidated Financial Statements ....................       8

Item 2.      Management's Discussion and Analysis or Plan of Operations..............................      14

Item 3.      Controls and Procedures.................................................................      18

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      19

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.............................      19

Item 3.      Defaults Upon Senior Securities.........................................................      19

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      19

Item 5.      Other Information.......................................................................      20

Item 6.      Exhibits and Reports on Form 8-K........................................................      20

             Signatures..............................................................................      20

                                     PART I

Item 1.       Financial Statements

     The accompanying consolidated balance sheets of Trans Energy, Inc. at June 30, 2006 (unaudited) and December 31, 2005, related unaudited consolidated statements of operations, stockholders' equity (deficit) and consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.









                               TRANS ENERGY, INC.
                                 AND SUBSIDARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2006 and December 31, 2005

Microsoft Word 11.0.6568;


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                     ASSETS

                                                                    June 30,       December 31,
                                                                      2006             2005
------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
CURRENT ASSETS

   Cash                                                           $   487,515     $   439,258
   Accounts receivable, net                                           861,209       1,396,696
   Receivable from sale of assets                                     210,000            --
   Prepaid expenses                                                    13,461           9,617
                                                                  -----------     -----------

     Total Current Assets                                           1,572,185       1,845,571
                                                                  -----------     -----------

PROPERTY AND EQUIPMENT, NET                                         2,277,957       2,160,256
                                                                  -----------     -----------

OTHER ASSETS
   Assets of discontinued operations                                     --         6,672,688
   Deposits                                                             1,223           4,914
   Investments                                                        475,453         175,000
   Life insurance, cash surrender value                                75,995          75,995
                                                                  -----------     -----------

     Total Other Assets                                               552,671       6,928,597
                                                                  -----------     -----------

     TOTAL ASSETS                                                 $ 4,402,813     $10,934,424
                                                                  ===========     ===========


                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   June 30,       December 31,
                                                                     2006            2005
----------------------------------------------------------------------------------------------
                                                                  (Unaudited)
CURRENT LIABILITIES
   Accounts payable - trade                                      $  1,458,918    $  2,355,429
   Related party payables (Note 6)                                    750,153         855,502
   Accrued expenses                                                   709,140         860,368
   Judgments payable (Note 3)                                         114,158          77,767
   Debentures payable                                                  50,000          50,000
   Notes payable - current portion                                    659,205         659,205
                                                                 ------------    ------------


     Total Current Liabilities                                      3,741,574       4,858,271
                                                                 ------------    ------------

LONG-TERM LIABILITIES

   Notes payable                                                      840,085           6,872
   Liabilities of discontinued operations                                --         4,772,812
   Asset retirement obligation                                        709,218         799,393
                                                                 ------------    ------------

     Total Long-Term Liabilities                                    1,549,303       5,579,077
                                                                 ------------    ------------

       Total Liabilities                                            5,290,877      10,437,348
                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT) (Note 7)

   Preferred stock; 10,000,000 shares authorized at $0.001 par
    value; -0- shares issued and outstanding                             --              --
   Common stock; 500,000,000 shares authorized at $0.001 par
    value; 5,152,148 shares issued and 4,386,104
   and 4,707,515 shares outstanding, respectively                       5,152           4,952
   Capital in excess of par value                                  30,974,598      30,856,798
   Treasury stock                                                    (755,737)       (286,467)
   Accumulated deficit                                            (31,112,077)    (30,078,207)
                                                                 ------------    ------------

     Total Stockholders' Equity (Deficit)                            (888,064)        497,076
                                                                 ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                          $  4,402,813    $ 10,934,424
                                                                 ============    ============

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                                For the                      For the
                                                          Three Months Ended            Six Months Ended
                                                               June 30,                      June 30,
                                                     --------------------------    --------------------------
                                                        2006            2005           2006           2005
                                                     -----------    -----------    -----------    -----------

REVENUES                                             $   812,107    $   861,468      2,524,414      1,613,688
                                                     -----------    -----------    -----------    -----------

COSTS AND EXPENSES

  Cost of oil and gas                                    601,619        779,094      2,122,011      1,403,342
  Salaries and wages                                      97,747         48,779        179,405        116,679
  Depreciation, depletion and
   amortization                                           54,267        111,830        194,017        215,686
  Selling, general and
   administrative                                        298,496        239,886        410,436        347,165
                                                     -----------    -----------    -----------    -----------

     Total Costs and Expenses                          1,052,129      1,179,589      2,905,869      2,082,872
                                                     -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                                    (240,022)      (318,121)      (381,455)      (469,184)
                                                     -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)

 Gain on extinguishment
   of debt                                                 5,208           --            5,208          2,306
  Net gain (loss) on sale of assets                      704,116          4,674        704,116         (7,865)
  Other income                                            85,087          5,581         85,087          5,581
  Interest expense                                       (40,429)       (26,097)       (71,799)       (53,272)
                                                     -----------    -----------    -----------    -----------

     Total Other Income
      (Expense)                                          753,982        (15,842)       722,612        (53,250)
                                                     -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS
 BEFORE INCOME TAXES                                      13,960       (333,963)       341,157       (522,434)

INCOME TAXES                                                --             --             --             --
                                                     -----------    -----------    -----------    -----------

NET INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS                                 513,960       (333,963)       341,157       (522,434)

GAIN (LOSS) FROM DISCONTINUED
 OPERATIONS                                                 --         (191,894)       183,775        (69,911)
GAIN (LOSS) ON DISPOSAL OF
 DISCONTINUED OPERATIONS                                 307,279           --       (1,558,802)          --
                                                     -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                    $   821,239    $  (525,857)   $(1,033,870)   $  (592,345)
                                                     ===========    ===========    ===========    ===========

BASIC INCOME (LOSS) PER SHARE
    Continuing Operations                            $      0.12    $     (0.07)   $      0.07    $     (0.11)
    Discontinued Operations                                 0.07          (0.04)         (0.30)         (0.02)
                                                     -----------    -----------    -----------    -----------

                                                     $      0.19    $     (0.11)   $     (0.23)   $     (0.13)
                                                     ===========    ===========    ===========    ===========
DILUTED INCOME PER SHARE
    Continuing Operations                            $      0.11                   $      0.07
    Discontinued Operations                                 0.06                         (0.27)
                                                     -----------                   -----------

                                                     $      0.17          N/A      $     (0.20)         N/A
                                                     ===========    ===========    ===========    ===========
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                           4,328,961      4,815,098      4,514,311      4,599,293
                                                     ===========    ===========    ===========    ===========

DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                           4,882,285          N/A        5,067,635          N/A
                                                     ===========                   ===========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity (Deficit)





                                             Preferred Stock             Common Stock       Capital In
----------------------------------------------------------------- -------------------------  Excess of
                                                                    Treasury                Accumulated
                                           Shares       Amount       Shares       Amount     Par Value       Stock       Deficit
                                        ------------ ------------ ------------ ------------ ------------ ------------ ------------

Balance, December 31, 2005                      --   $       --      4,952,148 $      4,952 $ 30,856,798 $   (286,467) $(30,078,207)


Shares received for discontinued
  operations on March 31, 2006
  (unaudited)                                   --           --           --           --           --       (469,270)        --


Shares issued for services (unaudited)          --           --        200,000          200      117,800         --           --


Net loss for the six months ended
   June 30, 2006 (unaudited)                    --           --           --           --           --           --      (1,033,870)
                                        ------------ ------------ ------------ ------------ ------------ ------------  ------------

Balance, June 30, 2006 (unaudited)              --   $       --      5,152,148 $      5,152 $ 30,974,598 $   (755,737) $(31,112,077)
                                        ============ ============ ============ ============ ============ ============  ============



                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                For the Six Months Ended
                                                                        June 30,
                                                                   2006           2005
                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                    $(1,033,870)   $  (592,345)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation, depletion, amortization and accretion           244,539        720,778
     Net gain from sale of assets                                 (704,116)        (3,254)
     (Gain) loss on extinguishment of debt                            --           (2,306)
      Discontinued operations                                    1,638,214           --
      Contributed services                                            --           75,000
      Shares issued for services                                   118,000           --

   Changes in operating assets and liabilities:
     Decrease (Increase) in accounts receivable                    535,487       (170,461)
     (Increase) in prepaid expenses                                 (3,844)       (74,326)
     (Increase) in other assets                                   (296,762)       (87,182)
     (Decrease) increase in accounts payable and
      current liabilities                                         (896,511)       (58,018)
     Increase (Decrease) in accrued expenses                      (114,837)       126,449
                                                               -----------    -----------

       Net Cash Provided (Used) by Operating Activities           (513,700)       (65,665)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of assets                                    726,824         15,260
   Cash acquired from subsidiary                                      --          408,333
   Expenditures for property and equipment                        (685,123)      (477,545)
                                                               -----------    -----------

       Net Cash Provided (Used) by Investing Activities             41,701        (53,952)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from notes payable                                     683,866           --
   Payments on related party payables                             (105,349)        (6,640)
   Proceeds from related party notes                                  --          637,088
   Principal payments on notes payable                             (58,261)      (255,864)
                                                               -----------    -----------

       Net Cash Provided (Used) by Financing Activities            520,256        374,584
                                                               -----------    -----------

NET INCREASE IN CASH                                                48,257        254,967

CASH, BEGINNING OF PERIOD                                          439,258         79,662
                                                               -----------    -----------

CASH, END OF PERIOD                                            $   487,515    $   334,629
                                                               ===========    ===========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                             TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows (Continued)
                                         (Unaudited)


                                                                  For the Six Months Ended
                                                                         June 30,
                                                                     2006         2005
---------------------------------------------------------------------------   -----------

CASH PAID FOR:

   Interest                                                      $   44,886   $     --
   Income taxes                                                  $     --     $     --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt relief                           $     --     $   50,000
   Common stock issued for services to                           $     --     $   92,500
     be rendered
   Common stock issued for the net assets
   over liabilities in the purchase
     of Arvilla Inc. and subsidiary                              $     --     $2,370,048
   Contributed services                                          $     --     $   75,000
   Investments purchased by the assumption of debt               $  207,608   $     --


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005



NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
          information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2006 is not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -  GOING CONCERN

          The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2006 of $ 31,112,077, and has a working capital deficit at June 30, 2006 of $2,169,389. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3 -  CONTINGENCIES AND COMMITTMENTS

          On July 28, 1999 Core Laboratories, Inc. obtained a judgment against us for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At June 30, 2006 we had accrued a balance including interest of $20,687 as a current liability. We are currently in default on this judgment.

          On July 1, 1998, RR Donnelly obtained a judgment against us for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At June 30, 2006, we had accrued a balance including interest of $93,471 as a current liability. We are currently in default on this judgment.

E>

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005



NOTE 3 -      CONTINGENCIES AND COMMITMENTS (continued)

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

              Certain financial information concerning the Company's operations in different industries is as follows:


                                     For the
                                   Six Months
                                                        Ended      Oil and Gas       Pipeline          Well
                                                      June 30,        Sales       Transmission       Servicing
--------------------------------------------------------------   ----------------   ------------ ------------------
                                                                                                   (Discontinued)

              Oil and gas revenue                       2006       $      522,507  $    2,001,907  $          --
                                                        2005              509,770       1,103,917        4,275,514

              Operating income (loss)
               applicable to industry
               segment                                  2006             (265,371)       (116,084)            --
                                                        2005             (404,307)        (64,875)          70,122

              General corporate expenses
               not allocated to industry
               segments                                 2006                 --              --                --
                                                        2005                 --              --                --

              Interest expense                          2006              (57,779)        (14,020)             --
                                                        2005              (35,283)        (17,990)       (142,747)

              Other income (expenses)                   2006              788,585           5,826              --
                                                        2005               (3,288)          3,309            2,714

              Assets
               (net of intercompany accounts)           2006            3,411,953         990,860              --
                                                        2005            3,613,560         588,788        7,708,573

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005



NOTE 4 -      BUSINESS SEGMENTS (continued)


              Depreciation and amortization             2006              157,313          36,704             --
                                                        2005              178,805          36,881          505,092

              Property and equipment
               Acquisitions (Deletions)                 2006           (2,457,388)           --               --
                                                        2005              (17,651)           --            477,545

NOTE 5 -  SIGNIFICANT EVENTS

          Sale of Arvilla
          ---------------

          Effective March 31, 2006, the Company finalized the agreement to sell its well servicing and maintenance business in exchange for shares of Trans Energy common stock, certain natural gas properties and other considerations, which agreement was initially entered into on January 3, 2006. Part of the reason for the sale was the inability of the Company's board of directors to agree on the direction of the Company with Arvilla, Inc. ("Arvilla') as a significant subsidiary. Arvilla holds all of the outstanding membership interests of Arvilla Oilfield Services, LLC, a West Virginia limited liability company ("AOS'). Under the terms of the definitive agreement, Arvilla was sold to Clarence E. Smith and Rebecca L. Smith, both former directors of the Company.

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

          The Company originally acquired AOS from Clarence and Rebecca Smith on January 31, 2005 through a merger of our subsidiary, Trans Energy Acquisitions, with and into Arvilla, Inc., with Arvilla being the surviving entity. As consideration, the Company issued 1,185,024 shares of our common stock, of which 1,042,821 shares were issued to the Smiths, both of whom became directors of Trans Energy following the acquisition. AOS's operations were previously conducted as Arrow Oilfield Service Company, a division of Belden & Blake Corporation, a privately held company engaged in the exploration, development and production of oil and natural gas. In June 2004, the Smiths acquired Arrow Oilfield Services from Belden & Blake and created Arvilla Oilfield Services, LLC as the operating entity. Subsequently, the Smiths created Arvilla, Inc. that acquired all the membership interests of Arvilla Oilfield Services in order to facilitate its acquisition by the Company.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005



NOTE 5 -  SIGNIFICANT EVENTS (Continued)

          Sale of Arvilla (Continued)
          ---------------------------

          As a result of consummating the definitive agreement, Clarence and Rebecca Smith returned to the Company 521,411 shares of their Trans Energy common stock. The Smiths have also conveyed to the Company all of their interest in and to five oil and gas wells located in Tyler County, West Virginia subject to loan of $207,608, assumed by the Company. Assignments for the wells originally was to be held in escrow pending satisfaction by the Company of two promissory notes in the aggregate amount of $763,000 payable to AOS and to Arvilla Pipeline Construction Co., Inc., a separate entity owned by Clarence and Rebecca Smith. However, pursuant to the First Amendment to Definitive Agreement, the parties agreed that the wells would be transferred at the closing and the Company agreed to pay AOS $176,239 on or before April 30, 2006, and pay Arvilla Pipeline $115,000 on or before April 30, 2006. To secure these payments by Trans Energy, Clarence and Rebecca Smith held a lien on a certain Lyon Leasehold Deed of Trust until the debt is satisfied.

          A further condition of the closing included the written consent for the sale of AOS from certain banks and lenders having the right to call a loan on the ownership transfer of AOS.

          Upon execution of the definitive agreement, Clarence Smith resigned as our Chief Executive Officer, but remained on our board of directors until the closing. At the closing, both Clarence and Rebecca Smith resigned as directors of the Company and Arvilla, Inc. Clarence and Rebecca Smith have also agreed not to sell an amount of their remaining Company common stock during each calendar quarter on or after March 22, 2006, in an aggregate amount greater that (i) 50,000 shares (adjusted for stock splits or stock dividends; or (ii) one percent of the total outstanding shares of the Company's common stock on the date of any such sale.

          Finally, the closing of the transaction was expressly conditioned on the receipt of a fairness opinion from a qualified independent party stating that the transactions contemplated by the definitive agreement are fair to the Company and our stockholders. That opinion was issued and delivered to Trans Energy on March 31, 2006.

          Sale of Wyoming Wells and Properties
          ------------------------------------

          In April 2006, we finalized a definitive Agreement for Sale of Oil and Gas Properties related to the sale of certain wells, overriding royalties and undeveloped acreage located in Campbell County, Wyoming. The assets have been sold at public auction through the Oil & Gas Asset Clearinghouse in Houston, Texas. The gross sales price for the properties is $1,003,000, of which $210,000 remains unpaid as of June 30, 2006.

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005


NOTE 6 -  RELATED PARTIES

          Marketing Agreement - Sancho
          ----------------------------

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

                                                                  For the Six Months Ended
                                                                           June 30,
                                                                ------------------------------
                                                                     2006             2005
                                                                --------------   -------------
              Net loss:
                As reported                                     $  (1,033,870)   $   (592,345)
              Addback:
                Stock-based employee compensation
                expense determined under intrinsic value
                based method for all awards, net of
                related tax effects                                      --              --
              Deduct:
                Total stock-based employee compensation
                expense determined under fair value based
                method for all awards, net of related
                tax effects                                              --          (837,416)
                                                                --------------   -------------

                Pro forma                                       $   (1,033,870)  $ (1,429,761)
                                                                ==============   =============


              Basic loss per share:
              As reported                                       $       (0.23)   $       (0.13)
              Pro forma                                         $       (0.23)   $       (0.31)

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005


NOTE 7 - EQUITY (continued)

              Stock Warrants - A summary of the status of the warrants granted under various agreements at June 30, 2006 and 2005, and changes during the years then ended is presented below:

                                                                    June 30, 2006                  June 30, 2005
                                                            ----------------------------     -------------------------
                                                              Weighted                       Weighted
                                                               Average       Exercise         Average      Exercise
                                                               Shares        Price            Shares       Price
                                                            -----------      -----------     ----------  -------------
              Outstanding at beginning of period                553,324     $       1.95           --     $        --
              Granted                                              --                --         553,324           1.95
              Exercised                                            --                --            --              --
              Forfeited                                            --                --            --              --
              Expired                                              --                --            --              --
                                                           ------------     ------------     ----------   ------------
              Outstanding at end of Period                      553,324     $       1.95        553,324   $       1.95
                                                           ============     ============     ==========   ============
              Weighted average fair value of options
                granted during the year                           --        $        --          53,324   $       1.95
                                                           ============     ============    ===========   ============
              Weighted average fair value of options
                   granted during the year                        --        $        --         553,324   $       1.95



              A summary of the status of the warrants granted under the various agreements at June 30, 2006, are presented in the table below:

                                           Warrants Outstanding                           Warrants Exercisable
                                        ------------------------------------------          -------------------------
                                          Weighted-Average       Weighted-Average                   Weighted-Average
          Range of          Number            Remaining              Exercise          Number           Exercise
       Exercise Prices    Outstanding     Contractual Life             Price         Exercisable          Price
       ---------------    ------------    -----------------      -----------------   ------------   ----------------
          $1.95                553,324        8.50 years         $         1.95           553,324   $        1.95
                            ----------                                               ------------
                             553,324                                                      553,324
                            ==========                                               ============

Item 2.       Management's Discussion and Analysis or Plan of Operations

Recent Developments
-------------------

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

Results of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the six and three month periods ended June 30, 2006 and 2005. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                              Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                           2006            2005
                                                           ----            ----
                        (Unaudited)
       Total revenues..................................      100 %        100 %
       Total costs and expenses........................      115          129
       Loss from operations............................      (15)         (29)
       Other income (expense)..........................       28           (3)
       Discontinued operations.........................      (54)          (4)
       Net loss........................................      (41)         (36)

                                                            Three Months Ended
                                                                  June 30,
                                                           --------------------
                                                           2006            2005
                                                           ----            ----
                        (Unaudited)
       Total revenues..................................      100 %        100 %
       Total costs and expenses........................      130          137
       Loss from operations............................      (30)         (37)
       Other income (expense)..........................       93           (2)
       Discontinued operations.........................       38          (22)
       Net loss........................................      101          (61)
                                                          ----------------------

     Total revenues from continuing operations for the three months ("second quarter") ended June 30, 2006 decreased 6% compared to the second quarter of 2005, primarily due to the sale of the Cobham properties in the fall of 2005 and the sale of the Wyoming properties in the spring of 2006 offset by an increase in energy prices and the gas distribution contracts the Company entered into in the summer of 2005. Our cost of oil and gas for the second quarter of 2006 also decreased by $177,475 or 23% from the comparable 2005 period, because more of the gas used to fulfill our distribution contracts came from our own wells.

     Salaries and wages increased 100% for the second quarter of 2006 compared to the 2005 period, due to the hiring of the Company's CEO and raises given to the other members of management. Depreciation, depletion and amortization and accretion expense decreased 51% due to the sale of the Cobham and Wyoming mineral properties. Selling, general and administrative expenses increased $58,610 or 24% in the second quarter of 2006 from the same quarter of 2005 due to a signing bonus given to the Company's new president and CEO in shares of the Company's common stock valued at $118,000.

     Our loss from operations for the second quarter of 2006 was $240,022 compared to a loss of $318,121 for the second quarter of 2005. The improvement is related to the decrease in the cost of oil and gas sold. We realized total other income of $753,982 during the second quarter of 2006 compared to total other expenses of $15,842 for the same quarter of 2005. The second quarter of 2006 results were due to a gain on the sale of the Wyoming properties of $704,116 offset by interest expense of $40,429 compared to interest expense of $26,097 in 2005.

     We recorded a gain of $307,279 on the disposition of Arvilla in the second quarter of 2006. Our statement of operations for the first quarter of 2005 was restated to reflect the operations of Arvilla as discontinued.

     Our net income for the second quarter of 2006 was $821,239 compared to a loss of $525,857 for the second quarter of 2005.

     For the remainder of fiscal year 2006, management expects selling, general and administrative expenses to remain at approximately the same rate as the first quarter of 2006. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2006. We do not expect to recognize a gain from the sale of properties during the remainder of 2006.

     Total revenues from continuing operations for the six months ("first half") ended June 30, 2006 increased 56% compared to the first half of 2005, primarily due to the gas distribution contracts the Company entered into in the summer of 2005. Our cost of oil and gas for the first quarter of 2006 also increased by $718,669 or 51% from the comparable 2005 period, because more of the gas used to fulfill our distribution contracts came from our own wells.

     Salaries and wages increased 54% for the first half of 2006 compared to the 2005 period, , due to the hiring of the Company's CEO and raises given to the other members of management. Depreciation, depletion and amortization and accretion expense decreased 10% due to the sale of the Cobham and Wyoming mineral properties. Selling, general and administrative expenses increased $63,271 or 18% in the first half of 2006 from the same period of 2005 due to a signing bonus given to the Company's new president and CEO in shares of the Company's common stock valued at $118,000.

     Our loss from operations for the first half of 2006 was $381,455 compared to a loss of $469,184 for the first half of 2005. The improvement is related to the decrease in the cost of oil and gas sold as a percentage of sales. We realized total other income of $722,612 during the first half of 2006 compared to total other expenses of $53,250 for the same period of 2005. The first half of 2006 results were due to a gain on the sale of the Wyoming properties of $704,116 offset by interest expense of $71,799 compared to interest expense of $53,272 in 2005.

     We recorded a loss of $1,558,802 on the disposition of Arvilla in the first half of 2006. Our statement of operations for the first quarter of 2005 was restated to reflect the operations of Arvilla as discontinued.

     Our net loss for the first half of 2006 was $1,033,870 compared to a loss of $592,345 for the first half of 2005.

     For the remainder of fiscal year 2006, management expects selling, general and administrative expenses to remain at approximately the same rate as the first quarter of 2006. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2006. We do not expect to recognize a gain from the sale of properties during the remainder of 2006.

Liquidity and Capital Resources

     Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At June 30, 2006, we had a working capital deficit of $2,169,389 compared to a deficit of $3,012,700 at December 31, 2005. This 28% decrease in working capital deficit is primarily attributed to the sale of the Wyoming properties in the first half of 2006.

     During the first half of 2006, operating activities used net cash of $513,700 compared to net cash used of $65,665 for the first half of 2005. These results are primarily attributed to the reduction in accounts receivable offset by a decrease in current liabilities.

     Net cash provided by investing activities for the first half of 2006 was $41,701. $685,123 of cash was used for the purchase of well equipment and the drilling of wells and cash of $726,824 was received from the sale of wells, compared to net cash used of $53,952 primarily from the acquisition of a subsidiary during the first half of 2005 offset by $477,545 used in the purchase of well equipment and the drilling of wells.

     During the first half of 2006, we were provided net cash in financing activities of $520,256 from the borrowings of notes payable compared to net cash provided by related party notes payable of $637,088 in the first half of 2005. Our cash was used to repay related and unrelated notes payable.

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

     As of June 30, 2006, we had total assets of $4,402,813 and total stockholders' deficit of $888,064, compared to total assets of $10,934,424 and total stockholders' equity of $497,076 at December 31, 2005. The decrease was due to the disposition of Arvilla and the Wyoming properties.

     Because we have incurred significant cumulative operating losses through June 30, 2006 and have a working capital deficit at June 30, 2006 of $2,169,389, there exists substantial doubt about our ability to continue as a going concern. Historically, our revenues have not been sufficient to cover operating costs. However, we may potentially need to rely on proceeds from sale of common stock, debt or equity financing, and increased operating revenues from new developments to allow us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.

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

Item 3.       Controls and Procedures

     We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

     In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     On July 28, 1999 Core Laboratories, Inc. obtained a judgment against us for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10% per annum. At June 30, 2006 we had accrued a balance including interest of $20,687 as a current liability. We are currently in default on this judgment.

     On July 1, 1998, RR Donnelly obtained a judgment against us for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10% per annum. At June 30, 2006, we had accrued a balance including interest of $93,471 as a current liability. We are currently in default on this judgment.

     We may be engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

         Date        No. of Shares        Title          At             Reason
         ----        -------------        -----          --             ------
April 27, 2006         200,000            Common       $0.59          Services

     The 200,000 shares of common stock issued for services were valued at $118,000, or $0.59 per share. The shares were issued in a private, non public isolated transaction pursuant to exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.       Defaults Upon Senior Securities

     None.

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the second quarter ended June 30, 2006.

 Item 5.      Other Information

     The following reports were filed with the SEC on Form 8-K during the three month period ended June 30, 2006.

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

                                             TRANS ENERGY, INC.



Date: August 14, 2006           By  /S/  JAMES K. ABCOUWER
                                   ---------------------------------------------
                                         JAMES K. ABCOUWER
                                         Chief Executive Officer and Director




Date: August 14, 2006             By  /S/  WILLIAM F. WOODBURN
                                     -------------------------------------------
                                         WILLIAM F. WOODBURN
                                         Chief Operating Officer,
                                         Secretary / Treasurer and Director
                                         (Principal Accounting Officer)