Form 10QSB
period 2006-09-30
TRANS ENERGY INC
filed 2006-11-20
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                           Outstanding as of September 30, 2006
-----------------------------               ------------------------------------
Common Stock, $.001 par value                             9,433,565


                                TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements....................................................................       3

             Consolidated Balance Sheets - September 30, 2006 (Unaudited) and
               December 31, 2005.....................................................................       4


             Consolidated Statements of Operations - three months and nine months ended
                September 30, 2006 and 2005 (Unaudited)..............................................       6

             Consolidated Statements of Stockholders' Equity (Deficit)...............................       7


             Consolidated Statements of Cash Flows - nine months ended

                September 30, 2006 and 2005 (Unaudited)..............................................       9

             Notes to Unaudited Condensed Consolidated Financial Statements .........................      11

Item 2.      Management's Discussion and Analysis or Plan of Operations..............................      16

Item 3.      Controls and Procedures.................................................................      20

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      21

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.............................      21

Item 3.      Defaults Upon Senior Securities.........................................................      21

Item 4.      Submission of Matters to a Vote of Securities Holders...................................      21

Item 5.      Other Information.......................................................................      21

Item 6.      Exhibits and Reports on Form 8-K........................................................      21

             Signatures..............................................................................      22


                                     PART I

Item 1.       Financial Statements

     The accompanying consolidated balance sheets of Trans Energy, Inc. at September 30, 2006 (unaudited) and December 31, 2005, related unaudited consolidated statements of operations, stockholders' equity (deficit) and consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.


                               TRANS ENERGY, INC.
                           Consolidated Balance Sheets


                                     ASSETS

                                                                 September 30, December 31,
                                                                     2006          2005
                                                                 -----------   -----------
                                                                               (Unaudited)
CURRENT ASSETS
   Cash                                                          $   386,346   $   439,258
   Accounts receivable, net of allowance for doubtful accounts
      of $15,621                                                     377,264       396,696
   Accounts receivable - related parties                             418,000     1,000,000
   Prepaid expenses                                                    6,794         9,617
                                                                 -----------   -----------


     Total Current Assets                                          1,188,404     1,845,571
                                                                 -----------   -----------


   Oil and gas properties, using successful efforts accounting and property and equipment, net of accumulated depletion
     and depreciation of $1,576,765 and $ 4,101,429                5,636,913     2,160,256
                                                                 -----------   -----------


OTHER ASSETS

   Assets of discontinued operations                                    --       6,672,688
   Loan fees, net of accumulated amortization of $106,                 7,433          --
   Deposits                                                            2,873         4,914
   Investments                                                       627,628       175,000
   Life insurance, cash surrender value                               75,995        75,995
                                                                 -----------   -----------


     Total Other Assets                                              713,929     6,928,597
                                                                 -----------   -----------


     TOTAL ASSETS                                                $ 7,539,246   $10,934,424
                                                                 ===========   ===========


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30,    December 31,
                                                                     2006            2005
                                                                 ------------    ------------
                                                                 (Unaudited)
CURRENT LIABILITIES


   Accounts payable - trade                                      $  1,132,030    $  2,355,429
   Accounts payable - related parties                                 211,404            --
   Accrued expenses                                                   546,758         860,368
   Judgments payable                                                  116,102          77,767
   Debentures payable                                                  50,000          50,000
   Short term debt - related parties                                  552,431         855,502
   Notes payable - current portion                                    712,377         659,205
                                                                 ------------    ------------
     Total Current Liabilities                                      3,321,101       4,858,271
                                                                 ------------    ------------


LONG-TERM LIABILITIES


   Notes payable                                                    1,835,616           6,872
   Liabilities of discontinued operations                                --         4,772,812
   Asset retirement obligation                                      1,677,888         799,393
                                                                 ------------    ------------
   Total Long-Term Liabilities                                      3,513,504       5,579,077
                                                                 ------------    ------------
       Total Liabilities                                            6,834,606      10,437,348
                                                                 ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred stock; 10,000,000 shares authorized at $0.001 par
    value; -0- shares issued and outstanding                             --              --
   Common stock; 500,000,000 shares authorized at $0.001 par
    value; 9,433,565 and 4,952,148 shares issued and

    9,433,565 and 4,707,515 shares outstanding, respectively            9,433           4,952
   Capital in excess of par value                                  33,365,976      30,856,798
   Treasury stock                                                        --          (286,467)
   Accumulated deficit                                            (32,670,769)    (30,078,207)
                                                                 ------------    ------------
     Total Stockholders' Equity                                       704,640         497,076
                                                                 ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  7,539,246    $ 10,934,424
                                                                 ============    ============

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.



                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              For the                        For the
                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                 September 30,
                                                     --------------------------    --------------------------
                                                         2006           2005           2006           2005
                                                     -----------    -----------    -----------    -----------
REVENUES                                             $   921,062    $ 1,100,355    $ 3,445,587    $ 2,714,043
                                                     -----------    -----------    -----------    -----------

COSTS AND EXPENSES

  Cost of oil and gas                                    660,170        918,826      2,780,681      2,322,168
  Depreciation, depletion and
   amortization                                           50,426         99,839        244,444        315,525
  Selling, general and
   administrative                                      1,885,604        276,952      2,476,947        740,796
                                                     -----------    -----------    -----------    -----------
     Total Costs and Expenses                          2,596,200      1,295,617      5,502,072      3,378,489
                                                     -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                                  (1,675,138)      (195,262)    (2,056,485)      (664,446)
                                                     -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
 Gain on extinguishment
   of debt                                                11,864          5,000         17,072          7,306
  Net gain (loss) on sale of assets                       14,900        (38,725)       719,016        (46,590)
  Other income (expense)                                 (21,027)         1,264         63,949          6,845
  Interest expense                                       (73,409)       (31,884)      (145,599)       (85,156)
                                                     -----------    -----------    -----------    -----------

     Total Other Income
      (Expense)                                          (67,672)       (64,345)       654,438       (117,595)
                                                     -----------    -----------    -----------    -----------

NET LOSS BEFORE

DISCONTINUED OPERATIONS                               (1,742,810)      (259,607)    (1,402,047)      (782,041)
GAIN (LOSS) FROM DISCONTINUED
 OPERATIONS                                                 --         (175,295)       183,775       (245,206)
GAIN (LOSS) ON DISPOSAL OF
 DISCONTINUED OPERATIONS                                    --             --       (1,374,290)          --
                                                     -----------    -----------    -----------    -----------

NET LOSS                                             $(1,742,810)   $  (434,902)   $(2,592,562)   $(1,027,247)
                                                     ===========    ===========    ===========    ===========

BASIC AND DILUTED NET LOSS
PER SHARE
   Continuing Operations                                   (0.25)         (0.07)         (0.26)         (0.17)
   Discontinued Operations                                  0.00          (0.04)         (0.22)         (0.05)
                                                     -----------    -----------    -----------    -----------

                                                     $     (0.25)   $     (0.11)   $     (0.48)   $     (0.22)
                                                     ===========    ===========    ===========    ===========

BASIC AND DILUTED WEIGHTED
 AVERAGE SHARES
 OUTSTANDING                                           6,938,208      4,815,098      5,405,293      4,692,358
                                                     ===========    ===========    ===========    ===========


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity (Deficit)
                      Nine months ended September 30, 2006
                                  (unaudited)



                                        Preferred Stock             Common Stock
------------------------------------------------------------ -------------------------
                                                               Treasury
                                      Shares       Amount       Shares       Amount
                                   ------------ ------------ ------------ ------------

Balance, December 31, 2005                 --   $       --      4,952,148 $      4,952


Shares received for discontinued
  operations on March 31, 2006
  (unaudited)                              --           --           --           --

hares issued for services
  (unaudited)                              --           --      2,790,000        2,790

Shares issued for debt                     --           --      1,119,961        1,120

Shares issued for cash                     --           --        337,500          337

Shares issued for properties               --           --      1,000,000         1,000

Value of options granted                   --           --           --           --

Treasury stock cancelled                   --           --       (766,044)         (766)

Net loss for the nine months ended
   September 30, 2006 (unaudited)          --           --           --           --
                                   ------------ ------------ ------------ ------------

Balance, June 30, 2006 (unaudited)         --   $       --      9,433,565 $      9,433
                                   ============ ============ ============ ============

                                                                (continued)

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity (Deficit)
                      Nine months ended September 30, 2006
                                  (unaudited)



                                   Capital In
                                    Excess of
                                   Accumulated    Treasury    Accumulated    Total
                                    Par Value       Stock       Deficit
                                   ------------ ------------ ------------   ------------

Balance, December 31, 2005         $ 30,856,798 $   (286,467) $(30,078,207) $    497,076


Shares received for discontinued
  operations on March 31, 2006
  (unaudited)                              --       (469,270)        --         (469,270)

Shares issued for services
  (unaudited)                         1,669,210         --           --        1,672,000

Shares issued for debt                  608,015         --           --          609,135

Shares issued for cash                  269,663         --           --          270,000

Shares issued for properties            679,000         --           --          680,000

Value of options granted                 38,261         --           --           38,261

Treasury stock cancelled               (754,971)     756,737         --             --

Net loss for the nine months ended
   September 30, 2006 (unaudited)          --           --      (2,592,562)    (2,592,562)
                                   ------------ ------------  ------------   ------------

Balance, June 30, 2006 (unaudited) $ 33,365,976 $       --    $(32,670,769)  $    704,640
                                   ============ ============  ============   ============

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.



                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                              For the Nine Months Ended
                                                                    September 30,
                                                                 2006           2005
                                                             -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:


   Net loss                                                  $(2,592,562)   $(1,027,247)
   Adjustments to reconcile net loss to net cash used in
    operating activities:

     Depreciation, depletion, amortization and accretion         244,444      1,164,307
     Net (gain) loss from sale of assets                        (719,016)       160,275
     (Gain) loss on extinguishment of debt                          --             --
      Discontinued operations                                  1,374,290           --
      Contributed services                                          --          175,000
      Gain on settlement of debt                                 (17,072)          --
      Shares issued for services                               1,672,000           --
      Value of options and beneficial conversion feature          38,261           --


   Changes in operating assets and liabilities:

     Accounts receivable                                         601,432       (564,511)
     Prepaid expenses                                              2,823        (57,243)
     Other assets                                                 (5,392)        (1,400)
     Accounts payable                                         (1,188,835)       384,160
     Accrued expenses                                           (149,987)        53,123
                                                             -----------    -----------
       Net cash provided by (used in) operating activities      (739,614)       286,464
                                                             -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:


   Investment in joint venture                                  (245,019)      (236,791)
   Proceeds from sale of assets                                1,003,000         76,575
   Cash acquired from subsidiary                                    --          408,333
   Expenditures for property and equipment                    (2,446,590)      (556,155)
                                                             -----------    -----------
       Net cash used in investing activities                  (1,688,609)      (308,038)
                                                             -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:


   Common stock issued for cash                                  270,000           --
   Proceeds from notes payable                                 1,929,671           --
   Payments on related party payables                            (18,997)       (67,765)
   Proceeds from related party notes                             450,000        637,088
   Principal payments on notes payable                          (255,362)      (388,401)
                                                             -----------    -----------
       Net cash provided by financing activities               2,375,312        180,922
                                                             -----------    -----------

NET CHANGE IN CASH                                               (52,911)       159,348


CASH, BEGINNING OF PERIOD                                        439,258         79,662
                                                             -----------    -----------


CASH, END OF PERIOD                                          $   386,346    $   239,010
                                                             ===========    ===========


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                              For the Nine Months Ended
                                                                    September 30,
                                                                2006            2005
                                                             -----------    -----------

CASH PAID FOR:
   Interest                                                  $  102,224     $     --
   Income taxes                                              $     --       $     --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt relief                       $  609,135     $  305,000
   Common stock issued for the net assets
   over liabilities in the purchase

     of Arvilla Inc. and subsidiary                          $     --       $2,370,048
   Contributed services                                      $     --       $  175,000
   Investments purchased by the assumption of debt           $  207,608     $     --
   Property acquired for common stock                        $  680,000     $     --
   Treasury stock cancelled                                  $  755,737     $     --


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION


     The accompanying unaudited condensed consolidated financial statements have been prepared by Trans Energy, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with Trans Energy's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.


NOTE 2 - GOING CONCERN


     Trans Energy's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through September 30, 2006 of $32,670,769, and has a working capital deficit at September 30, 2006 of $2,132,697. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions would enable Trans Energy to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing. Trans Energy's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



NOTE 3 - CONTINGENCIES AND COMMITTMENTS

     On July 28, 1999 Core Laboratories, Inc. obtained a judgment against us for non-payment of an account payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At September 30, 2006 we had accrued a balance including interest of $21,204 as a current liability. We are currently in default on this judgment.

     On July 1, 1998, RR Donnelly obtained a judgment against us for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At September 30, 2006, we had accrued a balance including interest of $94,898 as a current liability. We are currently in default on this judgment.

     We may be engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005

NOTE 4 - SIGNIFICANT EVENTS

     Sale of Arvilla


     Effective March 31, 2006, Trans Energy finalized the agreement to sell its well servicing and maintenance business in exchange for shares of Trans Energy common stock, certain natural gas properties and other considerations, which agreement was initially entered into on January 3, 2006. Under the terms of the definitive agreement, 100% of Trans Energy's wholly owned subsidiary, Arvilla, Inc. was sold to several of its directors.

     Trans Energy originally acquired Arvilla, Inc. from those directors on January 31, 2005 through a merger of our subsidiary, As consideration, Trans Energy issued 1,185,024 shares of its common stock.

     As a result of consummating the definitive agreement, the directors returned to Trans Energy 521,411 shares of Trans Energy's common stock and all of their interest in and to five oil and gas wells located in Tyler County, West Virginia.


     Sale of Wyoming Wells and Properties

     In April 2006, Trans Energy finalized a definitive Agreement for Sale of Oil and Gas Properties related to the sale of certain wells, overriding royalties and undeveloped acreage located in Campbell County, Wyoming. The gross sales price for the properties is $1,003,000.


     Purchase of West Virginia Wells

     In August 2006, Trans Energy purchased various oil and gas wells and interests in West Virginia for 1,000,000 shares of its common stock and cash of $600,000.


     Employee Stock Bonuses

     In April and August 2006, Trans Energy issued 2,790,000 shares of its common stock to its officers and directors as bonuses for entering into employment agreements.


     Debt Settled for Common Stock

     In August 2006, Trans Energy issued 1,052,693 shares of its common stock as settlement for debts owed to its officers, directors and attorney.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005


NOTE 5 -RELATED PARTIES

     Marketing Agreement - Sancho


     Natural gas delivered through Trans Energy's pipeline network is sold either to Sancho Oil and Gas Corporation ("Sancho"); a company controlled by the Vice President of Trans Energy, to Dominion Gas, a local utility, on an on-going basis at a variable price per month per Mcf.

     Under its contract with Sancho, Trans Energy has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby Trans Energy receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho.

     Certain officers and directors of Trans Energy have personally guaranteed specific notes payable.


NOTE 6 - EQUITY

     On January 1, 2006, Trans Energy adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). This replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Trans Energy adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended September 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005


          Prior to 2006, compensation was recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards in fiscal year 2006 and 2005 consistent with the provisions of SFAS No. 123, our approximate net loss and loss per share would have been the pro forma amounts indicated below:

                                                For the Nine Months Ended
                                                      September 30,
                                                  2006            2005
                                              -------------    -----------
              Net loss:

  As reported                             $      (2,592,563)   $(1,027,247)
Add back:

  Stock-based employee compensation
  expense determined under intrinsic value
  based method for all awards, net of
  related tax effects                                  --             --
Deduct:
  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related
  tax effects                                          --         (837,416)
                                              -------------    -----------

  Pro forma                           $          (2,592,563)   $(1,864,663)
                                              =============    ===========



Basic loss per share:

As reported                                   $          (0.48)$     (0.22)
Pro forma                                     $          (0.48)$     (0.40)


          Stock Warrants - A summary of the status of the options and warrants granted under various agreements at September 30, 2006 and 2005, and changes during the years then ended is presented below:

                                            September 30, 2006        September 30, 2005
                                         -----------------------   -----------------------
                                         Weighted                  Weighted
                                          Average     Exercise      Average      Exercise
                                          Shares        Price       Shares         Price
                                         ---------   -----------   ---------   -----------
Outstanding at beginning of period         553,324   $      1.95        --     $      --
Granted                                    950,000          0.65     553,324          1.95
Exercised                                     --            --          --            --
Forfeited                                     --            --          --            --
Expired                                       --            --          --            --
                                         ---------   -----------   ---------   -----------
Outstanding at end of Period             1,503,324   $      1.13     553,324   $      1.95
                                         =========   ===========   =========   ===========

Weighted average fair value of options
  and warrants granted during the year     950,000   $      0.65     553,324   $      1.95
                                         =========   ===========   =========   ===========

                       TRANS ENERGY, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005


          A summary of the status of the options and warrants granted under the various agreements at September 30, 2006, are presented in the table below:

                                     Options and Warrants Outstanding               Options and Warrants Exercisable
                          --------------------------------------------------------  ---------------------------------
                                          Weighted-Average       Weighted-Average                    Weighted-Average
          Range of           Number          Remaining               Exercise           Number           Exercise
       Exercise Prices    Outstanding     Contractual Life            Price          Exercisable          Price
       ---------------    ------------    -----------------      ----------------    ------------    ----------------
            $0.65            950,000           3.00 years          $         0.65         300,000     $         0.65
            $1.95            553,324           8.25 years          $         1.95         553,324     $         1.95
                           ---------                                                 ------------


                           1,503,324                                                      853,324
                           =========                                                 ============

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

     We originally acquired AOS from Clarence and Rebecca Smith on January 31, 2005 through a merger of our subsidiary, Trans Energy Acquisitions, with and into Arvilla, Inc., with Arvilla being the surviving entity. As consideration, we issued 1,185,024 shares of our common stock, of which 1,042,821 shares were issued to the Smiths, both of whom became directors of Trans Energy following the acquisition. AOS's operations were previously conducted as Arrow Oilfield Service Company, a division of Belden & Blake Corporation, a privately held company engaged in the exploration, development and production of oil and natural gas. In September 2004, the Smiths acquired Arrow Oilfield Services from Belden & Blake and created Arvilla Oilfield Services, LLC as the operating entity. Subsequently, the Smiths created Arvilla, Inc. that acquired all the membership interests of Arvilla Oilfield Services in order to facilitate its acquisition by Trans Energy.

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

Purchase of West Virginia Wells

     On August 14, 2006, we finalized an acquisition of certain assets of Cobham Gas Industries, Inc. These assets included certain interest in 120 oil and gas wells, both producing and non-producing, located in Marion County, West Virginia, together with all of the equipment and other tangible personal property physically attached to the wells, including all pipelines, rights of way, easements, well head equipment, and approximately 2,500 acres of leasehold estates; certain vehicles and other equipment; and a $50,000 reclamation bond pursuant to which all of the Marion County wells are permitted.

Results of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the nine and three month periods ended September 30, 2006 and 2005. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                                           Nine Months Ended
                                                             September 30,
                                                             2006    2005
                                                              (Unaudited)

Total revenues ...........................................    100%    100%
Total costs and expenses .................................    160     124
Loss from operations .....................................    (60)    (24)
Other income (expense) ...................................     19      (4)
Discontinued operations ..................................    (35)    (10)
Net loss .................................................    (75)    (38)


                                                          Three Months Ended
                                                             September 30,
                                                             2006    2005
                                                              (Unaudited)

Total revenues ...........................................    100%    100%
Total costs and expenses .................................    282     118
Loss from operations .....................................   (182)    (18)
Other income (expense) ...................................     (7)     (6)
Discontinued operations ..................................     --     (16)
Net loss .................................................   (189)    (40)

     Total revenues from continuing operations for the three months ("third quarter") ended September 30, 2006 decreased 19% compared to the third quarter of 2005, primarily due to the sale of the Cobham properties in the fall of 2005 and the sale of the Wyoming properties in the spring of 2006 offset by an increase in energy prices and the gas distribution contracts the Company entered into in the summer of 2005. Our cost of oil and gas for the third quarter of 2006 also decreased by $260,256 or 28% from the comparable 2005 period, because more of the gas used to fulfill our distribution contracts came from our own wells.

     Depreciation, depletion and amortization and accretion expense increased 136% due to the increased production from the Company's own wells. Selling, general and administrative expenses increased $1,608,652 in the third quarter of 2006 from the same quarter of 2005 due to a signing bonus given to the Company's officers and directors in shares of the Company's common stock valued at $1,554,000.

     Our loss from operations for the third quarter of 2006 was $1,675,138 compared to a loss of $195,262 for the third quarter of 2005. The increase is related to the value of the shares issued as signing bonuses to its officers and directors. We realized total other expenses of $67,672 during the third quarter of 2006 compared to total other expenses of $64,345 for the same quarter of 2005. The third quarter of 2006 interest expense was $73,409 compared to interest expense of $31,884 in 2005. The increase was the result of the operating funds borrowed by the Company in 2006.


     We recorded the disposition of Arvilla in the second quarter of 2006. Our statement of operations for the third quarter of 2005 was restated to reflect the operations of Arvilla as discontinued.


     Our net loss for the third quarter of 2006 was $1,742,810 compared to a loss of $434,902 for the third quarter of 2005.


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

     Total revenues from continuing operations for the nine months ended September 30, 2006 increased 27% compared to the first nine months of 2005, primarily due to the gas distribution contracts the Company entered into in the summer of 2005. Our cost of oil and gas for the first nine months of 2006 also increased by $458,513 or 20% from the comparable 2005 period, because more of the gas used to fulfill our distribution contracts came from our own wells.


     Depreciation, depletion and amortization and accretion expense increased 36% due to increased production from Company owned wells. Selling, general and administrative expenses increased $1,736,151 in the first nine months of 2006 from the same period of 2005 due to signing bonus given to the Company's officers and directors in shares of the Company's common stock valued at $1,672,000.

     Our loss from operations for the first nine months of 2006 was $2,056,485 compared to a loss of $664,446 for the first nine months of 2005. The increase is the result of the shares issued as signing bonuses. We realized total other income of $654,438 during the first nine months of 2006 compared to total other expenses of $117,595 for the same period of 2005. The first nine months of 2006 results were due to a gain on the sale of the Wyoming properties of $719,016 offset by interest expense of $145,599 compared to interest expense of $85,156 in 2005. The increase in interest expense is due to the additional debt incurred in 2006.

     We recorded a loss of $1,374,290 on the disposition of Arvilla in the first nine months of 2006. Our statement of operations for the first nine months of 2005 was restated to reflect the operations of Arvilla as discontinued.

     Our net loss for the first nine months of 2006 was $2,592,562 compared to a loss of $1,027,247 for the same period of 2005.


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

Liquidity and Capital Resources

     Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At September 30, 2006, we had a working capital deficit of $2,132,697 compared to a deficit of $3,012,700 at December 31, 2005. This 29% decrease in working capital deficit is primarily attributed to the sale of the Wyoming properties and the conversion of $609,135 of debt to equity in 2006.

     During the first nine months of 2006, operating activities used net cash of $739,614 compared to net cash provided of $286,464 for the same period of 2005. These results are primarily attributed to the reduction in accounts receivable offset by a decrease in current liabilities.

     Net cash used by investing activities for the first nine months of 2006 was $1,688,609. $2,446,590 of cash was used for the purchase of well equipment and the drilling of wells and cash of $1,003,000 was received from the sale of wells, compared to net cash used of $308,038 in 2005. In 2005 cash of $556,155 was used in the purchase of well equipment and the drilling of wells and cash of $408,333 was received from the acquisition of a subsidiary.

     During the first nine months of 2006, we were provided net cash in financing activities of $2,379,671 from the borrowings of notes payable compared to net cash provided by related party notes payable of $637,088 in the same period of 2005. Our cash was used to repay related and unrelated notes payable.

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


     As of September 30, 2006, we had total assets of $7,539,246 and total stockholders' equity of $704,640, compared to total assets of $10,934,424 and total stockholders' equity of $497,076 at December 31, 2005. The decrease was due to the disposition of Arvilla and the Wyoming properties.

     Because we have incurred significant cumulative operating losses through September 30, 2006 and have a working capital deficit at September 30, 2006 of $2,132,697, there exists substantial doubt about our ability to continue as a going concern. Historically, our revenues have not been sufficient to cover operating costs. However, we may potentially need to rely on proceeds from sale of common stock, debt or equity financing, and increased operating revenues from new developments to allow us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.


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

     On July 28, 1999 Core Laboratories, Inc. obtained a judgment against us for non-payment of an accounts payable. The judgment calls for monthly payments of $351 and is bearing interest at 10% per annum. At September 30, 2006 we had accrued a balance including interest of $20,687 as a current liability. We are currently in default on this judgment.

     On July 1, 1998, RR Donnelly obtained a judgment against us for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10% per annum. At September 30, 2006, we had accrued a balance including interest of $93,471 as a current liability. We are currently in default on this judgment.

     We may be engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

      Date           No. of Shares    Title           At         Reason
      ----           -------------    -----           --         ------
April 27, 2006          200,000       Common       $   0.59     Services
August 14, 2006       1,000,000       Common       $   0.68     Oil and Gas
                                                                  Properties
August 15, 2006       2,590,000       Common       $   0.60     Services
August 15, 2006       1,052,693       Common       $   0.53     Debt
August 15, 2006         337,500       Common       $   0.80     Cash
August 29, 2006          67,268       Common       $   0.80     Services

   The shares were issued in a private, non public isolated transaction pursuant to exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.       Defaults Upon Senior Securities

     None.

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the third quarter ended September 30, 2006.

 Item 5.      Other Information

     The following reports were filed with the SEC on Form 8-K during the three month period ended September 30, 2006.

     August 17, 2006 - reporting under Item 1.01 the acquisition of certain wells, properties and equipment in Marion County, West Virginia.

     September 13, 2006 - reporting under Item 4.01 the change in certifying accountant from HJ & Associates, LLC to Malone & Bailey, PC.



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

                                        TRANS ENERGY, INC.




Date: November 20, 2006             By  /S/  JAMES K. ABCOUWER
                                       -----------------------------------------
                                    JAMES K. ABCOUWER
                                    Chief Executive Officer and Director





Date: November 20, 2006             By  /S/  LISA A. CORBITT
                                       -----------------------------------------
                                    LISA A. CORBITT
                                    Controller, Principal Financial Officer
                                    (Principal Accounting Officer)