Form 10QSB/A
period 2005-03-31
TRANS ENERGY INC
filed 2007-03-26
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No.1

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
                                   ============  ============  ============  ============  ============  ============  ============



                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                For the Three Months Ended
                                                                        March 31,
                                                                  2006            2005
                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                    $(1,855,109)   $   (66,488)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation, depletion, amortization and accretion           139,750        305,892
     Net gain from sale of assets                                     --           (2,355)
     (Gain) loss on extinguishment of debt                            --           (2,306)
      Discontinued operations                                    1,548,198           --

   Changes in operating assets and liabilities:
     Decrease (Increase) in accounts receivable                    169,545        (26,834)
     (Increase) in prepaid expenses                                 (2,128)       (83,908)
     (Increase) in other assets                                      3,691        (41,365)
     (Decrease) increase in accounts payable and
      current liabilities                                          127,535       (229,610)
     Increase (Decrease) in accrued expenses                        23,212        (48,579)
                                                               -----------    -----------

       Net Cash Provided (Used) by Operating Activities             37,102       (195,553)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Discontinued operations                                         (73,987)          --
   Proceeds from sale of assets                                       --            1,260
   Cash acquired from subsidiary                                      --          408,333
   Expenditures for property and equipment                         (18,705)      (198,443)
                                                               -----------    -----------

       Net Cash Provided (Used) by Investing Activities            (92,602)       211,150
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Discontinued operations                                         (43,695)          --
   Proceeds from notes payable                                      14,540           --
   Payments on related party payables                               (5,431)        (6,640)
   Proceeds from related party notes                                  --          168,328
   Principal payments on notes payable                             (22,092)       (92,743)
                                                               -----------    -----------

       Net Cash Provided (Used) by Financing Activities            (12,983)        68,945
                                                               -----------    -----------

NET INCREASE IN CASH                                                 5,414         84,542

CASH, BEGINNING OF PERIOD                                          439,258         79,662
                                                               -----------    -----------

CASH, END OF PERIOD                                            $   444,672    $   164,204
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

                  As a result of consummating the definitive agreement, Clarence and Rebecca Smith returned to us 521,411 shares of their Trans Energy common stock. The Smiths have also conveyed to Trans Energy all of their interest in and to five oil and gas wells located in Tyler County, West Virginia. Assignments for the wells originally was to be held in escrow pending satisfaction by Trans Energy of two promissory notes in the aggregate amount of $763,000 payable to AOS and to Arvilla Pipeline Construction Co., Inc., a separate entity owned by Clarence and Rebecca Smith. However, pursuant to the First Amendment to Definitive Agreement, the parties agreed that the wells would be transferred at the closing and we agreed to pay AOS $176,239 on or before April 30, 2006, and pay Arvilla Pipeline $115,000 on or before April 30, 2006. To secure these payments by Trans Energy, Clarence and Rebecca Smith will hold a lien on a certain Lyon Leasehold Deed of Trust until the debt is satisfied. The Company realized a loss of $1,866,082 on the sale. The properties sold pertained to the Company's Oil and Gas Sales operating segment.

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

Item 3.       Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company reuired to be disclosed by us in the reports that we file or submit under the Exchange Act to disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by pararaph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                                       TRANS ENERGY, INC.



Date: March 26, 2007            By  /S/  JAMES K. ABCOUWER
                                   ---------------------------------------------
                                       JAMES K. ABCOUWER
                                       Chief Executive Officer and Director




Date: March 26, 2007            By  /S/  LISA A. CORBITT
                                   ---------------------------------------------
                                       LISA A. CORBITT
                                       Chief Financial Officer