Form 10KSB/A
period 2005-12-31
TRANS ENERGY INC
filed 2007-03-26
CIK 919721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 2)
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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
  $.001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Disclosure Format.   Yes [ ]  No [X]

                                      TRANS ENERGY, INC.

                                      TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----

                                            PART I

Item 1.           Description of Business ....................................................  3

Item 2.           Description of Property..................................................... 15

Item 3.           Legal Proceedings........................................................... 17

Item 4.           Submission of Matter to a Vote of Security Holders.......................... 17

                                            PART II



Item 5.           Market for Common Equity and Related Stockholder Matters.................... 17

Item 6.           Management's Discussion and Analysis or Plan of Operation................... 18

Item 7.           Financial Statements........................................................ 21

Item 8.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure........................................................ 21

Item 8A.          Controls and Procedures..................................................... 21

Item  8B          Other Information........................................................... 21

                                            PART III

Item 9.           Directors, Executive Officers, Promoters and Control persons;
                  Compliance with Section 16(a) of the Exchange Act........................... 22

Item 10.          Executive Compensation...................................................... 23

Item 11.          Security Ownership of Certain Beneficial Owners and Management.............. 24

Item 12.          Certain Relationships and Related Transactions.............................. 24

Item 13.          Exhibits.................................................................... 25

Item 14.          Principal Accountant Fees and Services...................................... 26

                  Signatures.................................................................. 27

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     This Item is not Applicable.

Item 8A. Controls and Procedures

     As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and chief financial officer concluded our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  March 26, 2007

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                         Title                       Date
         ---------                                         -----                       ----




/S/ JAMES K. ABCOUWER                           President, C.E.O. and Director   March 26, 2007
----------------------------------
         James K. Abcouwer



/S/ LOREN E. BAGLEY                             Vice President and Director      March 26, 2007
----------------------------------              Principal Financial Officer
         Loren E. Bagley


                                                                                 March 26, 2007
/S/  JOHN G. CORP                               Director
----------------------------------
         John G. Corp



/S/  WILLIAM F. WOODBURN                        Secretary, Treasurer,            March 26, 2007
----------------------------------              C.O.O. and Director
         William F. Woodburn                    Principal Accounting Officer




/S/ ROBERT L. RICHARDS                          Director                         March 26, 2007
----------------------------------
         Robert L. Richards

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

Consolidated Statements of Stockholders' Equity ........................... F-7

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

As discussed in Note 14, the consolidated financial statements for the year ended December 31, 2005 have been restated to properly reflect the inter-company elimination entries.


/s/ HJ & Associates, LLC
----------------------------
Salt Lake City, Utah
May 17, 2006, except for Note 14 for which the date is May 23, 2006

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                                    December 31,
                                                                        2005
                                                                    ------------
                                                                     (Restated)
CURRENT ASSETS

   Cash                                                              $   439,258
Accounts receivable, net                                               1,396,696
   Other current assets                                                    9,617
                                                                     -----------

     Total Current Assets                                              1,845,571
                                                                     -----------

PROPERTY AND EQUIPMENT, NET (Note 2)                                   2,160,256
                                                                     -----------

OTHER ASSETS

   Assets of discontinued operations (Note 13)                         6,672,688
   Deposits                                                                4,914
   Investments                                                           175,000
   Life insurance, cash surrender value                                   75,995
                                                                     -----------

     Total Other Assets                                                6,928,597
                                                                     -----------

       TOTAL ASSETS                                                  $10,934,424
                                                                     ===========




                   The accompanying notes are an integral part of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   December 31,
                                                                       2005
                                                                   ------------
CURRENT LIABILITIES                                                 (Restated)

   Accounts payable - trade                                        $  2,355,429
   Related party payables (Note 4)                                      855,502
   Accrued expenses                                                     860,368
   Judgments payable (Note 7)                                            77,767
   Debentures payable (Note 9)                                           50,000
   Notes payable - current portion (Note 3)                             659,205
                                                                   ------------

     Total Current Liabilities                                        4,858,271
                                                                   ------------

LONG-TERM LIABILITIES

   Notes payable (Note 3)                                                 6,872
   Liabilities of discontinued operations (Note 13)                   4,772,812
   Asset retirement obligation (Note 1)                                 799,393
                                                                   ------------

     Total Long-Term Liabilities                                      5,579,077
                                                                   ------------

       Total Liabilities                                             10,437,348
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 6)

   Preferred stock; 10,000,000 shares authorized at $0.001 par
    value; -0- shares issued and outstanding                               --
   Common stock; 500,000,000 shares authorized at $0.001 par
    value; 4,952,148 shares issued and 4,707,515 outstanding              4,952
   Capital in excess of par value                                    30,856,798
   Treasury stock                                                      (286,467)
   Accumulated deficit                                              (30,078,207)
                                                                   ------------

     Total Stockholders' Equity                                         497,076
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 10,934,424
                                                                   ============





                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                        For the Years Ended
                                                            December 31,
                                                    ---------------------------
                                                       2005             2004
                                                    -----------     -----------
                                                     (Restated)
REVENUES                                            $ 5,146,106     $ 2,390,099
                                                    -----------     -----------

COSTS AND EXPENSES

  Cost of oil and gas                                 4,512,834       1,736,444
  Salaries and wages                                    355,901         375,539
  Depreciation, depletion and amortization              297,693         321,115
  Selling, general and administrative                   753,096         241,128
                                                    -----------     -----------

    Total Costs and Expenses                          5,919,524       2,674,226
                                                    -----------     -----------

LOSS FROM OPERATIONS                                   (773,418)       (284,127)
                                                    -----------     -----------

OTHER INCOME (EXPENSE)

  Other income                                              721          12,891
  Gain on disposition of debt                             7,306         416,560
  Interest expense                                     (129,034)       (193,683)
  Loss on extinguishments of debt                          --          (653,257)
  Gain (Loss) on disposition of assets                 (176,037)        198,768
                                                    -----------     -----------

  Total Other Income (Expense)                         (297,044)       (218,721)
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES                             (1,070,462)       (502,848)

INCOME TAXES                                               --              --
                                                    -----------     -----------

LOSS FROM CONTINUING OPERATIONS                      (1,070,462)       (502,848)

GAIN FROM DISCONTINUED OPERATIONS                        20,343            --
                                                    -----------     -----------

NET LOSS - attributed to common shareholders        $(1,050,119)    $  (502,848)
                                                    ===========     ===========

BASIC LOSS PER SHARE

  Continuing operations                             $     (0.22)    $     (0.22)
  Discontinued operations                                  0.00            --
                                                    -----------     -----------

    Total Basic Loss Per Share                      $     (0.22)    $     (0.22)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                          4,678,294       2,277,486
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
                               ============  ============   ============   ===========   ============   ===========    ============


                                                 The accompanying notes are an integral part
                                                 of these consolidated financial statements

                                                                     F-7


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                                                   For the Years Ended
                                                                        December 31,
                                                                   2005           2004
                                                               -----------    -----------
                                                                (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(1,050,119)   $  (502,848)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
    Depreciation, depletion and amortization                       297,693        321,115
    Loss on extinguishments of debt                                   --          653,257
    Gain (loss) on disposition of assets                           176,037       (198,768)
    Common stock issued for services and
     beneficial conversion features                                378,500           --
    Gain on disposition of debt                                       --         (416,560)
    Discontinued operations                                        277,702           --
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                    (742,779)      (397,761)
    Decrease (increase) in other receivable                          8,825         49,627
    (Increase) decrease in prepaid expenses and other assets        28,582          2,872
    (Decrease) increase in accounts payable                        823,054        523,519
    (Decrease) increase in advances from related parties           136,303        416,591
    (Decrease) increase in accrued expenses                         15,510        263,690
    Decrease in judgments payable                                     --           (2,500)
    Increase in environmental remediation                           37,650       (103,138)
                                                               -----------    -----------

     Net Cash Provided by Operating Activities                     386,958        609,096
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of property and equipment                    203,280        200,000
   Expenditures for property and equipment                         (33,670)          --
   Proceeds from sale of life insurance cash value                    --           53,367
   Payment on other non current assets                                --             (932)
                                                               -----------    -----------

    Net Cash Provided by Investing Activities                      169,610        252,435
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Change in cash overdraft                                           --          (49,120)
   Principal payments to related parties                              --         (280,000)
   Principal payments on notes payable                            (196,972)      (241,402)
   Principal payments on judgment payable                             --         (212,000)
                                                               -----------    -----------

   Net Cash Used by Financing Activities                          (196,972)      (782,522)
                                                               -----------    -----------


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                               For the Years Ended
                                                   December 31,
                                                2005         2004
                                             ----------   ----------

Cash acquired in acquisition of subsidiary   $     --     $      470
                                             ----------   ----------

NET INCREASE IN CASH                            359,596       79,479

CASH, BEGINNING OF YEAR                          79,662          183
                                             ----------   ----------

CASH, END OF YEAR                            $  439,258   $   79,662
                                             ==========   ==========

CASH PAID FOR:

  Interest                                   $  129,034   $  295,947
  Income taxes                               $     --     $     --

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

                                            For the Years Ended
                                                December  31,
                                        -----------------------------
                                            2005            2004
                                        -----------    -------------
              Numerator:
  Loss from operations                   $(1,070,4$         (502,848)
  Discontinued Operations                    20,343             --
                                        -----------    -------------

    Net Loss                             $(1,050,1$         (502,848)
                                        ===========    =============

Denominator - weighted average shares     4,678,294        2,277,486
                                        ===========    =============

Net loss per share:
 Continuing operations                  $     (0.22)   $      (0.22)
 Discontinued operations                       0.00           (0.00)
                                        -----------    -------------

    Total Basic Loss Per Share          $     (0.22)   $      (0.22)
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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d. Provision for Taxes (Continued)

          Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                                      2005             2004
                                                  ------------    ------------
Deferred tax assets:
  NOL carryover                                   $  9,874,400    $  9,747,505
  Accrued expenses                                     283,800         246,200

Valuation allowance                                (10,158,200)     (9,993,705)
                                                  ------------    ------------

Net deferred tax asset                            $       --      $       --
                                                  ============    ============

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                                      2005            2004
                                                   -----------    -----------

Book income                                        $  (409,545)   $  (196,110)
Other                                                      (65)            50
Officer insurance                                         --            1,460
Stock for services                                     147,615           --
Contributed services                                    97,500           --
Loss on debt                                              --          299,490
Accrued expenses                                          --            2,198
Valuation allowance                                    164,495       (107,088)
                                                   -----------    -----------

                                                   $      --      $      --
                                                   ===========    ===========

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e. Asset Retirement Obligation

          The following is a description of the changes to the Company's asset retirement obligation from January 1 through December 31, 2005:

                 Reclamation obligation (asset retirement obligation)
                  as reported at December 31, 2004                     $   1,571,749
                 Disposition of subsidiary                                  (810,006)
                 Accretion expense:
                   Revision in reclamation cost estimates                       --
                   Accretion expense - January 1, 2005 through
                    December 31, 2005                                         37,650
                                                                       --------------

                 Reclamation obligation at December 31, 2005           $     799,393
                                                                       ==============

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

          k. Stock Split

          On November 29, 2004 the board of directors and stockholders holding a majority of outstanding common stock of the Company approved a one share for 150 shares reverse split of the common stock. This reverse split was effected January 28,, 2005. All references to per share data and common stock have been restated to reflect the effect of this reverse split.


          l. Revenue Recognition

          The Company sells natural gas and crude oil under short and medium term agreements at prevailing market prices. In some cases, prices may be determined for future periods of up to one or two years as means of decreasing the potential effect on the Company's revenues from short term market volatility. In such cases, the price determined for the future period is the then prevailing market prices of oil or gas futures prices for the corresponding period, with some adjustment (basis) applied for the region and pipeline.

          Revenues are recognized when the product is delivered to the customer at the point-of-sale agreed to in the applicable purchase contract, unless the Company has information that leads it to conclude that the collectibility of said revenue from a specific purchasing customer is not reasonably assured. The Company's sales contracts indicate that the customer takes title, and assumes the risks and rewards of ownership at the point of delivery, which is normally at a measurement meter located at the intersection of two pipeline systems, as designated in the contract.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 2 -  PROPERTY AND EQUIPMENT

          At December 31, 2005, property and equipment consisted of:

            Vehicles                                $    60,725
            Machinery and equipment                       1,600
            Furniture and Fixtures                        1,847
            Pipelines                                 1,392,648
            Well equipment                               87,009
            Accumulated depreciation                 (1,306,196)
                                                    -----------

            Total Fixed Assets                      $   237,633

          Depreciation expense was $184,303 and $195,150 for the years ended December 31, 2005 and 2004, respectively.

          At December 31, 2005 the Company's proved properties consist of costs in the following:

              Wells, Wyoming                        $ 3,079,481
              Wells, West Virginia                    1,575,345
              Less: accumulated depletion            (2,732,203)
                                                    -----------

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

                                                    Gross        Net
                                                  ---------   ---------

               Productive oil wells, Wyoming              6           2
               Oil and gas wells, West Virginia          93          93
                                                  ---------   ---------

                                                         99          95
                                                  =========   =========


          The Company operates its West Virginia wells and does not operate its Wyoming wells.

          Oil and Gas Acreage. The following table sets forth the undeveloped leasehold acreage, by area, held by the Company as of December 31, 2005. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which the Company has a working interest. Net acres are the sum of the Company's fractional interests owned in the gross acres. In certain leases, the Company's ownership varies at different depths; therefore, the net acres in these leases are calculated using the lowest ownership interest at any depth. Gross Net

               Wyoming, approximately                   2,800       2,530
               West Virginia, approximately            10,000       8,750
                                                    ---------   ---------

                                                       12,800      11,280
                                                    =========   =========

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 2 -  PROPERTY AND EQUIPMENT (Continued)

          On September 1, 2005, the Company sold certain oil and gas leases and wells located in West Virginia along with the related tangible property and the reclamation bond. The Company received 244,633 shares of its common stock and the assumption of various debts by the buyer as consideration for the properties. The Company realized a loss of $179,719 on the sale. The properties sold pertained to the Company's Oil and Gas Sales operating segment.

NOTE 3 -  LONG-TERM DEBT

          The Company had the following debt obligations at December 31, 2005:

              Note payable to an individual,  due on demand, bearing interest at
               9.25%, interest payments due monthly, secured by
               equipment.                                                             $     292,078

              Union Bank of Tyler County, principal and interest payments
                of $1,740 due monthly with interest at 9.5%, unsecured                       16,658

              New York Life, 5.87% interest rate, due upon demand,
               secured by life insurance cash value.                                         69,311

              Wesbanco, due on demand, interest at prime +1%, secured by
              officers' personal assets.                                                    267,228

              Union Bank of Tyler County, principal and interest payments of
               $326 due monthly, interest at 5.0%, secured by a vehicle.                     10,028

              Note due to a individual, unsecured with interest
               at 7.00%, due upon demand.                                                    10,774
                                                                                       ------------

                          Total                                                             666,077

                          Less Current Portion                                            (659,205)
                                                                                       ------------

                          Total Long-Term Debt                                         $
                                                                                       ============
                          6,872
              Future maturities of long-term debt are as follows:
                          2006                                                         $    659,205
                          2007                                                                3,686
                          2008                                                                3,186
                                                                                       ------------

                          Total                                                        $    666,077
                                                                                       ============

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

          In January 2005, the Company issued 50,000 shares of common stock for services valued at $92,500 and the Company issued 1,185,024 shares of common stock for an acquisition of a subsidiary valued at $ 2,370,048.

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

          RR Donnelly
          -----------

          On July 1, 1998, RR Donnelly (RR) obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At December 31, 2005, the Company has accrued a balance of $90,286 including interest of $26,581 which is included in judgment payable and accrued expenses, respectively.

          Tioga Lumber Company
          --------------------

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

          Arvilla Debt Covenants
          ----------------------

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

                      TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          December 31, 2005 and 2004.

NOTE 10 - BUSINESS SEGMENTS (Continued)

          Certain financial information concerning the Company's operations in different industries is as follows:

                                For the
                              Years Ended    Oil and Gas     Pipeline       Corporate
                              December 31,     Sales       Transmission    Unallocated
                              ------------  -----------    ------------   -------------
Oil and gas revenue                2005     $ 1,271,165    $ 3,874,941    $      --
                                   2004         986,220      1,403,879           --
Operating (loss) income
applicable to  industry segment    2005        (766,516)        (6,902)          --
                                   2004         523,857         68,155           --

Interest expense                   2005         (98,980)       (30,054)          --
                                   2004        (156,277)       (37,407)          --

Other income (expense)             2005        (269,346)       (27,698)          --
                                   2004            --             --             --
Assets
  (net of intercompany accounts)   2005       2,570,645      1,605,263      6,672,688
                                   2004       2,033,346        680,956           --

Depreciation and depletion         2005         224,187         73,506           --
                                   2004         220,836         74,043           --

Property and equipment
 acquisitions                      2005          36,530           --        2,370,048
                                   2004       2,613,460           --             --

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

NOTE 13 - DISCONTINUED OPERATIONS

          Arvilla Oil Field Services, LLC
          -------------------------------

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
                                                      =================       =================

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 13 - DISCONTINUED OPERATIONS (Continued)

               The net assets and liabilities of the discontinued operations were composed of the following:


              Assets:
              Cash                                     $  169,325   $     --
              Accounts receivable                         809,773         --
              Other current assets                          1,136         --
              Property and equipment                    5,151,101         --
              Other assets                                541,353         --
                                                       ----------   ----------

               Total Assets                            $6,672,688   $     --
                                                       ==========   ==========

               Liabilities:
               Accounts payable and accrued expenses   $  642,495   $     --
               Notes payable and long term debt         4,130,317         --
                                                       ----------   ----------

                 Total Liabilities                     $4,772,812   $     --
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

         (3)                 Results of Operations for
                               Producing Activities

                                                                          For the Year Ended
                                                                            December 31,
                                                                  -------------------------------
                                                                         2005            2004
                                                                  --------------   --------------

         Sales                                                    $    1,271,165   $      557,765

         Production costs                                               (892,806)        (198,000)
         Depreciation and depletion                                     (192,360)        (220,837)
         Income tax expenses                                                --               --
                                                                  ---------------  --------------

         Results of operations for producing activities
          (excluding the activities of the pipeline transmission
          operations, corporate overhead and interest costs)      $      185,999   $      138,928
                                                                  ===============  ==============

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                           December 31, 2005 and 2004
                                   (Unaudited)

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (4)                                Reserve Quantity Information


                                                                         Oil            Gas
                                                                         BBL            MCF
                                                                  ---------------  --------------

         Proved developed and undeveloped reserves

        End of the year 2003                                              99,880             --

         Revisions of previous estimates                                     --              --
         Improved recovery                                                   --              --
         Purchases of minerals in place                                    23,506         550,866
         Extensions and discoveries                                          --              --
         Production                                                       (16,737)         (7,911)
         Sales of minerals in place                                          --              --
                                                                  -----------------  ---------------- -

         End of the year 2004                                             106,649         542,955

         Revisions of previous estimates                                  121,926            --
         Improved recovery                                                   --              --
         Purchases of minerals in place                                      --              --
         Extensions and discoveries                                          --              --
         Production                                                       (12,731)        (41,975)
         Sales of minerals in place                                          --          (496,717)
                                                                  -----------------  ---------------- -

         End of the year 2005                                             215,844           4,263
                                                                  =================  ================
         Proved developed reserves:
                                                                         Oil               Gas
                                                                         BBL                CF
                                                                  -----------------  ----------------

           End of the year 2004                                           106,649         542,955
           End of the year 2005                                           215,844           4,263

          During the years ended December 31, 2005 and 2004, the Company had reserve studies and estimates prepared on its various properties. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data. The reserve studies completed during the year ended December 31, 2005 resulted in an upward revision of the Company's previously estimated reserves by 121,926 BBL because a number of its wells were improved and restored to higher production levels.

          On September 1, 2005, the Company sold certain oil and gas leases and wells located in West Virginia. This sale included 496,717 MCF of the Company's proved gas reserves.

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