Form 10KSB
period 2006-12-31
TRANS ENERGY INC
filed 2007-04-18
CIK 919721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2006

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]0

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State the issuer's revenues for its most recent fiscal year. $ 1,420,802

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $1,233,094 (Based on price of $1.70 per share on March 29, 2007)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                               Outstanding as of March 29, 2007
-----------------------                      ----------------------------------
Common Stock, Par Value                              9,450,565
  $.001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Disclosure Format.   Yes [ ]  No [X]


                                             TRANS ENERGY, INC.

                                             TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----

                                                   PART I

Item 1.           Description of Business .................................................      3

Item 2.           Description of Property..................................................     13

Item 3.           Legal Proceedings........................................................     15

Item 4.           Submission of Matter to a Vote of Security Holders.......................     15

                                                   PART II



Item 5.           Market for Common Equity and Related Stockholder Matters.................     15

Item 6.           Management's Discussion and Analysis or Plan of Operation................     16

Item 7.           Financial Statements.....................................................     19

Item 8.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.....................................................     19

Item 8A.          Controls and Procedures..................................................     19

Item 8B.          Other Information........................................................     19

                                                PART III

Item 9.           Directors, Executive Officers, Promoters and Control persons;
                  Compliance with Section 16(a) of the Exchange Act........................     20

Item 10.          Executive Compensation...................................................     21

Item 11.          Security Ownership of Certain Beneficial Owners and Management...........     22

Item 12.          Certain Relationships and Related Transactions...........................     22

Item 13.          Exhibits.................................................................     23

Item 14.          Principal Accountant Fees and Services...................................     24

                  Signatures...............................................................     25


                                     PART I

Item 1.  Description of Business

History

     Trans Energy, Inc. is engaged in the exploitation, development and production of natural gas and oil, and, to a lesser extent, the marketing and transportation of natural gas. We own and operate approximately 245 oil and gas wells in West Virginia. We also own and operate an aggregate of over 20 miles of 4-inch and 6-inch gas transmission lines located within West Virginia in the counties of Ritchie and Tyler. We also have approximately 20,000 gross acres under lease in West Virginia primarily in the counties of Wetzel and Marion.

     Our principal executive offices are located at 210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170, and our telephone number is (304) 684-7053.

Recent Events

     Sale of Arvilla
     ---------------

     On April 7, 2006, we finalized the agreement to sell our well servicing and maintenance business in exchange for shares of Trans Energy common stock, certain natural gas properties and other considerations, which agreement was initially entered into on January 3, 2006. Terms of the sale were satisfied on March 31, 2006. Part of the reason for the sale was the inability of our board of directors to agree on the direction of Trans Energy with Arvilla as a significant subsidiary. Under the terms of the definitive agreement and through our wholly owned subsidiary, Arvilla, Inc. Trans Energy sold to Clarence E. Smith and Rebecca L. Smith, both directors of Trans Energy, 100% of the outstanding membership interests of Arvilla Oilfield Services, LLC, a West Virginia limited liability company ("AOS").

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

     As a result of consummating the definitive agreement, Clarence and Rebecca Smith returned to us 521,411 shares of their Trans Energy common stock. The Smiths have also conveyed to Trans Energy all of their interest in and to five oil and gas wells located in Tyler County, West Virginia. Assignments for the wells originally was to be held in escrow pending satisfaction by Trans Energy of two promissory notes in the aggregate amount of $763,000 payable to AOS and to Arvilla Pipeline Construction Co., Inc., a separate entity owned by Clarence and Rebecca Smith. However, pursuant to the First Amendment to Definitive Agreement, the parties agreed that the wells would be transferred at the closing and we agreed to pay AOS $176,239 on or before April 30, 2006, and pay Arvilla Pipeline $115,000 on or before April 30, 2006. To secure these payments by Trans Energy, Clarence and Rebecca Smith held a lien on a certain Deed of Trust until the debt was satisfied.

     Upon execution of the definitive agreement, Clarence Smith resigned as our Chief Executive Officer, but remained on our board of directors until the closing. At the closing, both Clarence and Rebecca Smith resigned as directors of Trans Energy and Arvilla, Inc. Clarence and Rebecca Smith have also agreed not to sell an amount of their remaining Trans Energy common stock during each calendar quarter on or after March 22, 2006, in an aggregate amount greater of

(i) 50,000 shares (adjusted for stock splits or stock dividends; or (ii) one percent of the total outstanding shares of Trans Energy common stock on the date of any such sale.

     Finally, the closing of the transaction was expressly conditioned on the receipt of a fairness opinion from a qualified independent party stating that the transactions contemplated by the definitive agreement were fair to Trans Energy and our stockholders. That opinion was issued and delivered to Trans Energy on March 31, 2006.

     Sale of Wyoming Wells and Properties
     ------------------------------------

     In April 2006, we finalized a definitive Agreement for Sale of Oil and Gas Properties related to the sale of all of our holdings in Wyoming including certain wells, overriding royalties and undeveloped acreage located in Campbell County, Wyoming. The assets were sold at public auction through the Oil & Gas Asset Clearinghouse in Houston, Texas. The gross sales price for the properties was $1,003,000.

     The wells sold by us, all located in Campbell County, Wyoming, included the Pinion Fee #1, Sagebrush Federal #1, Sagebrush Federal #2, Sagebrush Federal #3 (injector), Boley #31-36 Sandbar, State #1-36 Sandbar and State #2-36 Sandbar. Also included in the sales were an overriding royalty on two wells (Sagebrush Federal #1 and Sagebrush Federal #2) and Tract TR4-B, and 2,530 undeveloped acres, also located in Campbell County, Wyoming.

     Purchase of Marion County West Virginia wells and acreage
     ---------------------------------------------------------

     On August 14, 2006, Trans Energy, Inc. entered into an Assignment and Bill of Sale (the "Agreement ") with George Hillyer, Trustee of Texas Energy Trust Company, a Delaware Business Trust ("Tetco"), BOK Operating Company, a Delaware corporation ("BOK"), and Prima Oil Company, Inc., a Delaware corporation ("Prima") that is wholly owned by Trans Energy. TETCO and BOK are collectively referred to as the "Seller." Under the terms of the Agreement, the Sellers agreed to sell, assign and convey to Trans Energy all of Sellers' rights, title and interest in the assets of Cobham Gas Industries, Inc. ("Cobham") including approximately 120 wells , both producing and non-producing (referred to herein as the "Wells"), leases, pipelines, equipment and rolling stock (the "Assets"). Also assigned and conveyed to Trans Energy are certain rights-of-way and roads that may be needed to maintain, produce and abandon the conveyed Wells.

     In consideration for the acquisition of assets, Trans Energy paid Mr. Hillyer and BOK, the sole owner of Cobham, $600,001 and one million shares of Trans Energy common stock. The shares of common stock are subject to certain restrictions regarding the future sale of the shares.

     Purchase of Dewhurst wells and acreage in Wetzel County, West Virginia
     ----------------------------------------------------------------------

     On September 28, 2006, Trans Energy, Inc. completed the acquisition of the J.B. Dewhurst oil and gas lease, consisting of a 100% working interest and 87.5% net revenue interest in seven wells located on 2,200 acres in Grant District, Wetzel County, West Virginia. The purchase price for the lease was $800,000 that was paid at the closing.

     The lease was acquired from Tom O'Donnell, Bay Oil Company, LLC and Beacon Lombard Corporation. Conveyance of the lease is by good and sufficient general warranty assignment, free and clear of all liens and encumbrances and includes the entire working interest, all wells, personal property, fixtures and improvements located on the lease.

     Sale of Leatherwood Assets
     --------------------------

     On January 9, 2007 Trans Energy, Inc. completed the assignment for cash to Leatherwood, Inc., a Pennsylvania corporation, of six oil and/or gas wells located in Mannington District, Marion County, West Virginia. The assigned wells are designated as follows: O.N. Koen No. 1, Moffett No. 2, Simon Moore No. 3, Simon Moore No. 1, Simon Moore No. 2 and W.T. Morris No. 2.

    Trans Energy assigned all of its right, title, operating rights and interest in and to the aforementioned wells, including the absolute right to produce, operate and maintain the wells. The assignment is by good and sufficient general warranty assignment, free and clear of all liens and encumbrances and includes the entire working interest, all wells, equipment, personal property, gathering and distribution pipelines and other fixtures and improvements located on the property.

     Leatherwood becomes responsible for the plugging and abandoning of the acquired wells, as necessary, and for any reclamation of the lands after plugging and abandoning operations are completed. All plugging and abandoning operations will be done in accordance with the applicable rules and regulations of the State of West Virginia or other jurisdictional authorities.

     Upon effectiveness of the assignment of the lease, all production, revenue, costs, expenses and other liabilities attributable to the assigned wells will belong to Leatherwood. For a period of one year following the effective date, Trans Energy will have the right, at its sole cost and expense, to permit and drill one or more oil and gas wells located on two of the assigned properties.

     Purchase of acreage in Kansas
     -----------------------------

     On January 10, 2007, Trans Energy acquired from National Gulf Production, Inc. of Giddings, Texas, 75% of National Gulf's rights and interests in and to certain oil and gas leases covering the oil and gas in and under certain tracts of land containing approximately 3,120 acres located in Trego County, Kansas. National Gulf originally acquired the leases pursuant to a farmout agreement with Wevco Production, Inc. In connection with the agreement, Trans Energy and National Gulf will acquire certain 3-D seismic data on the subject leases.

     In consideration for the leases Trans Energy will pay its proportionate 75% of the farmout fee, or approximately $146,250, plus its proportionate 75% of the seismic acquisition, processing and interpretation cost, a total of approximately $285,000. The final seismic cost will be adjusted when completed.

     The lease has a reservation by Wevco of an overriding royalty interest of 3.5% and the right, but not the obligation, to participate up to 25% at cost, in the wells drilled by National Gulf and Trans Energy. There will also be an overriding royalty interest of 1% to the Project Geophysicist and National Gulf will retain an overriding royalty interest of 2%, resulting in an 81% working interest. National Gulf will also earn a 6.15% carried working interest.

     Upon completion of each well capable of commercial production, Trans Energy will be entitled to receive an assignment of its proportionate share of the 20 acre producing unit, or other unit size as may be directed or allowed by the State. This assignment will be made without warranty of title, express or implied.

     From the date of the agreement Trans Energy and National Gulf will have one year to drill the first well and will also have an option for six months after completion of any well to drill another well, until all drillable 20 acre units in the leases are drilled. In the event Trans Energy and National Gulf do not drill the first well within one year, or do not drill subsequent wells within the prescribed six month periods, then this agreement terminates with respect to all undrilled areas, unless such failure to perform is due to an act of God, labor disputes, riots, or any other cause beyond the control of the parties. In such an event, the required time to perform would be extended for the period of the interruption.

     Trans Energy and National Gulf will enter into a mutually acceptable participation and operating agreement, whereby National Gulf will be the Operator and will drill and operate the wells that are drilled on the leases.

Business History

     Our business strategy is to economically increase reserves, production and the sale of natural gas and oil from existing and acquired properties in the Appalachian Basin and elsewhere, in order to maximize shareholders' return over the long term. Our strategic location in West Virginia enables us to actively pursue the acquisition and development of producing properties in that area that will enhance our revenue base without proportional increases in overhead costs.

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

     The wells are situated in well defined fields producing from the shallow Devonian formation. Big Injun, Gordon and Thirty Foot are sands in the Devonian foundation that have produced substantial natural gas in West Virginia. The field/acreage positions consist of three specific areas; Mannington, Smithfield/Wallace and Dents Run. The Mannington field consists of 107 wells encompassing 4,573 acres. These wells are Big Injun wells, at approximately 2,900 - 3,000 feet in depth, dependent on elevation. The Smithfield/Wallace field consists of 92 wells encompassing 9,223 acres. The majority of these wells are Big Injun wells, although there are several Gordon wells in the field. Management believes that future development can expand the Gordon and Bayard play. The Dents Run field consists of 30 wells encompassing 1,097 acres. These wells are completed through the Thirty Foot sand.

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

     We will continue to transport and market natural gas through our various pipelines in 2007.

During 2006, we drilled 4 new wells in Doddridge County, West Virginia to the Gordon formation. The four new wells were the Lyon #2, Lyon #3, Lyon #4 and Lyon #6 of which we own a 100% working interest in each well.

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

     Although management believes that we are not dependent upon any one customer, our marketing arrangement with Sancho accounted for approximately 77% of our revenue for the year ended December 31, 2006, and approximately 77% for 2005. This marketing agreement is in effect until September 1, 2008.

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

Employees

     As of the end of our fiscal year on December 31, 2006, we employed fifteen full-time employees, consisting of four executives, four marketing and clerical persons, and seven production employees.

     None of our employees are members of any union, nor have they entered into any collective bargaining agreements. We believe that our relationship with our employees is good. With the successful implementation of our business plan, we may seek additional employees in the next year to handle anticipated potential growth.

Facilities

     We currently occupy approximately 4,000 square feet of office space in St. Marys, West Virginia, which we share with our subsidiaries, Tyler Construction Company and Ritchie County Gathering Systems. We lease an aggregate of approximately 4,000 square feet from an unaffiliated third party under a verbal arrangement for $1,400 per month, inclusive of utilities.

     In addition, we acquired a new lease of approximately 2,000 square feet of office space in Parkersburg, West Virginia, which we share with our subsidiaries, Tyler Construction Company and Ritchie County Gathering Systems. This office is dedicated to our financial operations. We lease an aggregate of approximately 2,000 square feet from an unaffiliated third party under a written lease agreement for $1,450 per month, inclusive of utilities.

Industry Segments

     We are presently engaged in two industry segments. The first is the transportation and marketing of natural gas and oil; the second is the exploratijn, development, and production of natural gas and oil. Reference is made to Note 15, contained in the financial statements included herewith for the disclosure of our segmented revenues, expenses, and operating loss for the past two fiscal years.

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

     We have a history of losses and may realize future losses.
     ---------------------------------------------------------------------------
     As a result of our revenue decreasing approximately 7% during the fiscal year ended December 31, 2006, we may not achieve, or subsequently maintain profitability if anticipated revenues do not increase in the future. We have experienced operating losses, negative cash flow from operations and net losses in each quarterly and annual period for the past several years. As of December 31, 2006, our net operating loss carryforward was approximately $25 million and our accumulated deficit was approximately $33 million. We expect to continue to incur significant expenses in connection with

     *   exploration and development of new and existing properties;
     *   costs of sales and marketing efforts;
     *   construction of gathering system infrastructure;
     *   additional personnel; and
     *   increased general and administrative expenses.

     Accordingly, we will need to generate significant revenues to achieve and attain, and eventually sustain profitability. If revenues do not increase, we may be unable to attain or sustain profitability on a quarterly or annual basis. Any of these factors could cause the price of our stock to decline.

          We have a significant working capital deficit that makes it more difficult to obtain capital necessary for our operations and which may have an adverse effect on our future business.
          ----------------------------------------------------------------------

     As of December 31, 2006, we had a working capital deficit of $2,318,875. If our business does not produce positive working capital in the future, our business and financial condition would most likely be materially and negatively impacted.

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

     Going concern issue.
     ---------------------------------------------------------------------------
     Our ability to continue as a going concern is dependant upon our ability to achieve a profitable level of operations. We may need, among other things, additional capital resources which we will seek through loans from banks or other forms of financing.

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

Item 2.       Description of Property

     Our properties consist essentially of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia. Our proved reserves for the years ended December 31, 2006, 2005 and 2004 are set forth below:
                                                 December 31,
                                --------------------------------------------
                                    2006             2005            2004
                                -----------      -----------     -----------
Natural Gas (mmcf)
    Developed                    13,161,354           4,263        542,955
    Undeveloped                        --               --            --
                                -----------      -----------     -----------
     Total Proved                13,161,354           4,263        542,955
                                ===========      ===========     ===========
Crude Oil (Bbl)
    Developed                     1,340,964          215,844       106,649
    Undeveloped                        --               --              --
                                -----------      -----------     -----------
     Total Proved                 1,340,964          215,844       106,649
                                ===========      ===========     ===========

Productive Gas Wells

     The following summarizes the Company's productive oil and gas wells as of December 31, 2006. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.
                                                       Gross          Net
                                                   -------------  ------------
                Oil and gas wells, West Virginia            245           245
                                                   -------------  ------------
                                                            245           245
                                                   =============  ============
Oil and Gas Acreage

     The following table sets forth the undeveloped leasehold acreage, by area, held by the Company as of December 31, 2006. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which the Company has a working interest. Net acres are the sum of the Company's fractional interests owned in the gross acres. In certain leases, the Company's ownership varies at different depths; therefore, the net acres in these leases are calculated using the lowest ownership interest at any depth.

                                                   Gross           Net
                                               -------------  ------------
                West Virginia, approximately          20,000        20,000
                                               -------------  ------------
                                                      20,000        20,000
                                               =============  ============

     The estimates for 2005 and 2004 are based primarily on the reports of Robert L. Richards (Wyoming), Geologist and presently an officer and director of Trans Energy, and Mark V. Schumacher, PE (West Virginia). The estimates for 2006 are based upon the report of Schlumberger Technology Corporation, independent petroleum consultants, dated February 27, 2007.

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

     Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf"), produced by us for the past three fiscal years. The increase in the cost of oil production in 2006 is attributed to expenses incurred putting water flood into operation.
                                          Years ended December 31,
                                --------------------------------------------
Average sales price:
                                    2006             2005           2004
                                -----------      -----------     -----------

    Gas (per mcf)               $     6.78       $     10.28     $      7.40
    Oil (per bbl)                    47.26             56.20           30.24

Average cost of production:

    Gas (per mcf)                      --                --              --
    Oil (per bbl)               $    16.28       $     16.19           14.19

     We have not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of our last fiscal year.

     The following schedule sets forth the capitalized costs relating to oil and gas producing activities by us for the past three fiscal years.

                                          Years ended December 31,
                                --------------------------------------------
                                    2006             2005           2004
                                -----------      -----------     -----------

Proved oil and gas
  producing properties
  and related lease
  and well equipment            $ 6,208,786      $ 6,134,651     $ 7,093,676
Unproved oil and gas
  properties                         10,156           64,004          95,945
Accumulated depreciation
  and depletion                  (1,569,997)      (4,038,399)     (3,870,874)
                                -----------      -----------     -----------

Net Capitalized Costs           $ 4,648,945      $ 2,160,256     $ 3,318,747
                                ===========      ===========     ===========

     The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to our proved oil and gas reserves.

                                          Years ended December 31,
                                --------------------------------------------
                                    2006             2005           2004
                                -----------      -----------     -----------

Standardized measure,
  beginning of year             $23,044,241      $ 4,438,836     $ 1,864,377
Oil and gas sales, net
  of production costs              (580,885)        (392,855)       (125,966)
Sales of mineral in place              --               --              --
Purchases                              --               --         2,375,205
Net change due to revisions
  in quantity estimates
  and accretion of discount       4,913,361       18,998,260         325,220
                               ------------      -----------     -----------
Standardized measure,
  end of year                  $ 27,376,717      $23,044,241     $ 4,438,836
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

     On July 28, 1999, Core Laboratories, Inc. obtained a judgment against the Company for non-payment of an account payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At December 31, 2006, the Company had accrued a balance of $14,062 plus accrued interest of $7,250 which is included in judgments payable. The balance due on this judgment including the related interest was paid in full on February 28, 2007.

     On July 1, 1998, RR Donnelly obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At December 31, 2006, the Company has accrued a balance of $63,705 plus accrued interest of $33,029 which is included in judgments payable. Each of the judgments were paid in full on February 28, 2007. The balance due on this judgment including the related interest was paid in full on February 28, 2007.

 We may be engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.


Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2006.


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

                                       High        Low
                                    --------     --------
              2006
              ----
                  First Quarter     $   0.90     $   0.58
                  Second Quarter    $   0.70     $   0.50
                  Third Quarter     $   0.85     $   0.51
                  Fourth Quarter    $   1.00     $   0.66
              2005
              ----
                  First Quarter     $   2.55     $   1.55
                  Second Quarter    $   1.97     $   0.70
                  Third Quarter     $   1.85     $   1.10
                  Fourth Quarter    $   1.75     $   0.71

     As of March 29, 2007, there were approximately 388 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

Results of Operations

     The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the two most recent fiscal years ended December 31, 2006 and 2005. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                                             Fiscal Years Ended
                                                                                 December 31,
                                                                            ----------------------
                                                                             2006             2005
                                                                            -----            -----
Total revenues........................................................      100%              100%
Total costs and expenses..............................................      151               115
Total other income (expenses).........................................       19                (6)
Loss before income  taxes and discontinued operations ................      (32)              (21)
Discontinued operations...............................................      (27)               --
Income taxes..........................................................       --                --
Net (loss)............................................................      (59)              (21)

For the Year Ended  December  31, 2006  Compared to the Year Ended  December 31,
2005

     Total revenues of $1,420,802 for the year ended December 31, 2006 ("2006") decreased 7% compared to $1,526,728 for the year ended December 31, 2005
("2005"), due primarily to the loss of the Cobham revenues for 2005 partially offset by the increase of oil and gas prices in 2006. In 2006, oil made up 25% of total revenues compared to 23% in 2005, and gas represented 75% of revenues in 2006 compared to 77% in 2005 The changes were considered minimal representing only a slight difference in percentage points.

     We had an operating loss of $1,685,316 for 2006 compared to our operating loss of $951,813 in 2005. Total operating expenses increased 25% in 2006 primarily due to the 141% increase in selling, general and administrative. These increases were offset by a 40%% decrease in production costs for the period. The increase in selling, general and administrative expenses was primarily due to the recording of $1,686,450 in expense for the value of common stock issued to employees and consultants. As we reorganized our management team after the sale of Arvilla we found it necessary to issue shares to attract the caliber of people we need to move the Company forward. We do not expect this stock compensation expense to reoccur in 2007. We realized a loss on the sale of assets of $178,393 in 2005 compared to a gain of $678,319 in 2006.

     Other income (expenses) as a percentage of revenues increased from negative 7% in 2005 to a positive 7% in 2006. This change is attributed to a gain on extinguishment of debt in 2006 offset by an increase in interest expense from $126,885 in 2005 to $221,210 in 2006 due to the borrowing of debt for well drilling and improvement. We realized a gain on extinguishment of debt of $315,365 in 2006, compared to $9,685 in 2005.


     Our net loss for 2006 was $2,948,528 versus a net loss of $1,050,119 for 2005. The increase in net loss in 2006 is primarily attributed to increase in general and administrative expenses as described above and the loss from disposal of discontinued operations of $1,541,142.

     Net Operating Losses
     --------------------

     We have accumulated approximately $25 million of net operating loss carryforwards as of December 31, 2006, which may be offset against future taxable income through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2006 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

     Historically, working capital needs have been satisfied through our operating revenues and from borrowed funds. Our working capital deficit at December 31, 2006 was $2,610,953 compared with a deficit of $3,012,700 at December 31, 2005. We anticipate meeting working capital needs during the 2007 fiscal year with revenues from operations and possibly from capital raised through the sale of either equity or debt securities. We have no other current agreements or arrangements for additional funding and there can be no assurance such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

     As  of  December  31,  2006,  we  had  total  assets  of   $6,251,409   and
stockholders' equity of $710,396 compared to total assets of $10,934,424 and total stockholders' equity of $497,076 at December 31, 2005. The decrease in total assets and increase in stockholders' equity at December 31, 2006 is attributed to the disposal of Arvilla and the settlement of debt for common stock. We have recorded a long-term liability of $190,364 as an asset retirement obligation that relates to, in part, the estimated cost to plug wells in the event it becomes necessary.

     Because we have generated significant losses from operations through December 31, 2006 and have a working capital deficit at December 31, 2006, there exists substantial doubt about our ability to continue as a going concern. Revenues have not been sufficient to cover operating costs and to allow us to continue as a going concern. Potential proceeds from the future sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.

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

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

     In  June  2006,  the  Financial  Accounting  Standards  Board  issued  FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

Item 7.   Financial Statements

     Our financial statements as of and for the fiscal years ended December 31, 2006 and 2005 have been examined to the extent indicated in their report by Malone & Bailey, PC and H J & Associates, LLC, independent certified public accountants, respectively, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On September 8, 2006, HJ & Associates, LLC was terminated as the certifying accountant. HJ & Associates, LLC has served from the inception of the Company as the certifying accountant. From the date on which HJ & Associates LLC was engaged until the date HJ & Associates, LLC was terminated, there were no disagreements with HJ & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ & Associates, LLC would have caused HJ & Associates, LLC to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no "reportable events" as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

     On September 8, 2006, the Company entered into an engagement letter with Malone & Bailey, PC to assume the role of its new certifying accountant. During the two most recent fiscal years and the subsequent interim periods prior to the engagement of Malone & Bailey, PC, the Registrant did not consult with Malone & Bailey, PC with regard to the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-B).

     The decision to change principal auditors and the engagement of the new principal auditor was recommended and approved by the Registrant's Board of Directors.

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

     Based upon the required evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2006, our disclosure controls and procedures were not effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our auditors had several adjusting entries for the year ended December 31, 2006. We are working to improve our processes and our communications with our auditors.

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 8B. Other Information

None.

Reports on Form 8-K

     Since the beginning of our fiscal fourth quarter commencing October 1, 2006 through the date of this report, we have filed current reports on Form 8-K reporting the following:

         October 9, 2006 - reporting under Item 3.02 that Trans Energy has Issued an aggregate of 4,247,461 shares of common stock to 13 persons for debt owed and services rendered.

         January 7, 2007 - reporting under Item 2.01 the completion of the assignment for cash of all rights, title and interest in six oil and/or gas wells to Leatherwood, Inc., a Pennsylvania corporation.
         Reporting also the acquisition of 75% of the rights and interests in certain oil and gas leases in and under certain tracts of land containing approximately 3,120 acres located in Trego County, Kansas.


                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held by our directors and executive officers:


     Name                    Position                      Director Since       Age
     ----                    --------                      --------------       ---
     James K. Abcouwer       C.E.O., President and Chairman  April 2006         52
     Loren E. Bagley         Vice President and Director     August 1991        64
     William F. Woodburn     Secretary / Treasurer           August 1991        64
                              Chief Operating Officer
                              and Director
     Robert L. Richards      Director                        September 2001     59
     John G. Corp            Director                        February 2005      46

     On January 6, 2006, our board of directors elected James K. Abcouwer as our new President and Chief Executive Officer. On April 27, 2006 Mr. Abcouwer was elected as a member of the board of directors and its Chairman.

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


Item 10. Executive Compensation

     We currently have a bonus and profit sharing compensation plan for the benefit of employees and officers of the company. The program is primarily focused on senior officers, but certain elements of the plan are made available to key managers and to any employee in certain circumstances. In addition, management is presently in the process of developing a deferred compensation plan for employees and officers of the company, which will be presented to the board of directors later in 2007. We currently have an employment contract with Mr. Abcouwer with a two year term that includes bonus compensation for accomplishment of certain objectives related to value creation and enhancement.

     For the fiscal year ended December 31, 2006, our Chief Executive Officer was paid cash compensation of $120,000. No other executive officers received cash compensation greater than $60,000 in any of the past three fiscal years.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge as December 31, 2006, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, each director and all directors and officers as a group. Unless otherwise noted, the address of each person listed below is that of Trans Energy, 210 Second Street, St. Marys, West Virginia 26170.

Name and Address                         Amount and Nature of    Percent
of Beneficial Owner                      Beneficial Ownership    of Class(1)
-------------------                      --------------------    -----------
James K. Abcouwer  *                            1,467,610(2)       15.5%
Robert L. Richards *                              261,754(3)        2.8%
Loren E. Bagley *                               1,191,874(4)       12.6%
William F. Woodburn *                           1,746,626(5)       18.5%
John G. Corp.*                                     45,000           0.5%
All directors and executive officers
  a group (5 persons)                                               49.9%
----------------------
     *   Indicates director and/or executive officer at December 31, 2006

     (1) Based upon 9,450,565 shares of common stock outstanding. (2) Includes 1,287,500 shares of common stock held in the name of the Abcouwer Family Limited Partnership Trust.
     (3) Includes 80,087 shares held in the name of Argene Richards, wife of Mr. Richards.
     (4) Includes 33,543 shares held in the name of Carolyn S. Bagley, wife of Mr. Bagley, over which Mrs. Bagley retains voting power.
     (5) Includes 133,670 shares in the name of Janet L. Woodburn, wife of Mr. Woodburn, over which shares Mrs. Woodburn retains voting power, and 314,070 in the name of a corporation in which William and Janet Woodburn are officers and shareholders.



Item 12.      Certain Relationships and Related Transactions

     During the past two fiscal years, there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

     Loren E. Bagley is President of Sancho, a principal purchaser of our natural gas. Mr. Bagley's wife, Carolyn S. Bagley is a director and owner of 33% of the outstanding capital stock of Sancho. Under our contract with Sancho, we have the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope Gas in 1988. This agreement is a flexible volume supply agreement whereby we receive the full price which Sancho receives less a $.05 per Mcf marketing fee paid to Sancho. The price of the natural gas is based upon the greater of the residential gas commodity index or the published Inside F.E.R.C. Index, at our option, for the first 1,500 Mcf purchased per day by Hope Gas and thereafter the price is the Inside F.E.R.C. Index. The residential gas commodity index does not directly fluctuate with the overall price of natural gas. The Inside F.E.R.C. Index fluctuates monthly with the change in the price of natural gas. While such option provides certain price protection for us there can be no assurance that prices paid by us to suppliers will be lower than the price which we would receive under the Hope Gas arrangement. During 2006, we paid Sancho an aggregate of approximately $20,195 pursuant to such contract.

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

     Audit Fees
     ----------

     The aggregate fees billed by our independent auditors, Malone & Bailey, PC and H J & Associates, LLC for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2006 and 2005, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending March 31, June 30 and September 30, 2006 and 2005, were:

                                   2006            2005
                               -----------      ---------
Malone & Bailey PC             $    38,500      $     -0-
HJ& Associates, LLC            $    97,249      $ 105,000

     Audit Related Fees
     ------------------

     For the years ended December 31, 2006 and 2005, there were no fees billed for assurance and related services by Malone & Bailey, PC or H J & Associates, LLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees
     --------

     For the years ended December 31, 2006 and 2005, fees billed by Malone & Bailey, PC or H J & Associates, LLC, respectively, for tax compliance, tax advice and tax planning were $-0- and $2,300, respectively.

     We do not use the auditors for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage the auditors to provide compliance outsourcing services.

     The board of directors has considered the nature and amount of fees billed by Malone & Bailey, PC and H J & Associates, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone & Bailey, PC's and H J & Associates, LLC's independence.

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

Dated: April 17, 2007

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                         Title                          Date
         ---------                                         -----                          ----




/S/ JAMES K. ABCOUWER                         President, C.E.O. and Chairman        April 17, 2007
----------------------------------            (Principal Executive Officer)
         James K. Abcouwer




/S/ LISA A. CORBITT                            Principal Financial                   April 17, 2007
----------------------------------             and Accounting Officer
         Lisa A. Corbitt




/S/ LOREN E. BAGLEY                             Vice President and Director           April 17, 2007
----------------------------------
         Loren E. Bagley




/S/  JOHN G. CORP                               Director                              April 17, 2007
----------------------------------
         John G. Corp




/S/  WILLIAM F. WOODBURN                        Secretary, Treasurer,                 April 17, 2007
----------------------------------              C.O.O. and Director
         William F. Woodburn




/S/ ROBERT L. RICHARDS                          Director                              April 17, 2007
----------------------------------
         Robert L. Richards



                                                -27-



                       TRANS ENERGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 C O N T E N T S


Reports of Independent Registered Public Accounting Firms ................ F-2

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

Consolidated Statements of Cash Flows .................................... F-8

Notes to the Consolidated Financial Statements ........................... F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Trans Energy, Inc. and Subsidiaries
St. Marys, West Virginia

We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and Subsidiaries (the Company) as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of Decemger 31, 2006 and the results of their operations and their cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $33,026,735 and has a working capital deficit of $2,610,953 at December 31, 2006, which together raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Malone & Bailey, PC
----------------------------
www.malone-bailey.com
Houston, Texas
April 12, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Trans Energy, Inc. and Subsidiaries
St. Marys, West Virginia

We have audited the accompanying consolidated statements of operations, stock-holders' equity and cash flows of Trans Energy, Inc. and Subsidiaries (the
Company) for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2005, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the December 31, 2005 consolidated financial statements, the Company had generated significant losses from operations, had an accumulated deficit of $30,078,207 and had a working capital deficit of $3,012,700 at December 31, 2005, which together raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8 to the December 31, 2005 financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ HJ & Associates, LLC
----------------------------
HJ & Associates, LLC

Salt Lake City, Utah
May 23, 2006

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                                   December 31,
                                                                           2006
                                                                 --------------
CURRENT ASSETS
   Cash                                                          $      208,815
   Accounts receivable, related parties                                 275,272
   Accounts receivable, net                                             569,600
   Prepaid expenses                                                      22,500
                                                                 --------------

     Total Current Assets                                             1,076,187
                                                                 --------------

PROPERTY AND EQUIPMENT, Net of accumulated
   depreciation of $84,510                                              490,753
                                                                 --------------

Oil and gas properties, using successful efforts accounting:
   Proved properties                                                  4,816,138
   Unproved properties                                                   10,156
   Pipelines                                                          1,392,648
   Accumulated depreciation, depletion and amortization              (1,569,997)
                                                                 --------------
   Net oil and gas properties                                         4,648,945
                                                                 --------------

OTHER ASSETS                                                             35,524
                                                                 --------------

       TOTAL ASSETS                                              $    6,251,409
                                                                 ==============






                 See notes to consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  December 31,
                                                                      2006
                                                                 --------------
CURRENT LIABILITIES

   Accounts payable - trade                                      $    1,165,846
   Related party payables                                               237,347
   Accrued expenses                                                     357,781
   Judgments payable                                                    118,046
   Notes payable - current portion                                    1,258,381
   Notes payable - related parties                                      549,739
                                                                 --------------

     Total Current Liabilities                                        3,687,140
                                                                 --------------

LONG-TERM LIABILITIES

   Notes payable, net                                                 1,663,509
   Asset retirement obligation                                          190,364
                                                                 --------------

     Total Long-Term Liabilities                                      1,853,873
                                                                 --------------

       Total Liabilities                                              5,541,013
                                                                 --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred stock; 10,000,000 shares authorized at $0.001 par
    value; -0- shares issued and outstanding                                 --
   Common stock; 500,000,000 shares authorized at $0.001 par
    value; 9,450,565 shares issued and outstanding                        9,451
   Additional paid-in capital                                        33,727,680
   Accumulated deficit                                              (33,026,735)
                                                                 --------------

     Total Stockholders' Equity                                         710,396
                                                                 --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    6,251,409
                                                                 ==============



                 See notes to consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                        For the Years Ended
                                                             December 31,
                                                        2006           2005
                                                    -----------     -----------

REVENUES                                            $ 1,420,802     $ 1,526,728
                                                   -----------     -----------

OPERATING EXPENSES

  Production costs                                      534,065         893,457
  Depreciation and amortization                         322,989         297,693
  Selling, general and administrative                 2,927,383       1,108,998
  (Gain) loss on disposition of assets                 (678,319)        178,393
                                                    -----------     -----------
    Total Operating Expenses                          3,106,118       2,478,541
                                                    -----------     -----------

LOSS FROM OPERATIONS                                 (1,685,316)       (951,813)
                                                    -----------     -----------
OTHER INCOME (EXPENSE)

  Other income                                               --           2,871
  Gain on extinguishment of debt                        315,365           9,665
  Interest expense                                     (221,210)       (131,185)
                                                    -----------     -----------
  Total Other Income (Expense)                           94,155        (118,649)
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES                             (1,591,161)     (1,070,462)

INCOME TAXES                                                 --              --
                                                    -----------     -----------

LOSS FROM CONTINUING OPERATIONS                      (1,591,161)     (1,070,462)

INCOME FROM DISCONTINUED OPERATIONS                     183,775          20,343
LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS        (1,541,142)             --
                                                    -----------     -----------
NET LOSS                                            $(2,948,528)    $(1,050,119)
                                                    ===========     ===========

LOSS PER SHARE - BASIC AND DILUTED

  Continuing operations                             $     (0.25)    $     (0.22)
  Discontinued operations                                 (0.21)             --
                                                    -----------     -----------
    Total                                           $     (0.46)    $     (0.22)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                          6,432,839       4,678,294
                                                    ===========     ===========




                 See notes to consolidated financial statements.


                                                TRANS ENERGY, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Stockholders' Equity



                                     Common Stock
                              --------------------------    Capital in
                                                            Excess of       Treasury      Accumulated
                                  Shares         Amount     Par Value        Stock          Deficit          Total
                               ------------   -----------   ------------   -----------    ------------    ------------
Balance, December 31, 2004       3,555,074   $     3,555   $ 27,854,647   $      --      $(29,028,088)    $(1,169,886)

Common stock issued for
  services                          50,000            50         92,450          --              --            92,500

Fractional shares issued in
  reverse stock split                  382          --             --            --              --                --

Common stock issued for
  acquisition                    1,185,024         1,185      2,368,863          --              --         2,370,048

Contributed services                  --            --          250,000          --              --           250,000

Common stock issued for debt       141,668           142        254,858          --              --           255,000

Treasury shares received for
  assets                              --            --             --        (286,467)           --          (286,467)

Common stock issued for
  services                          20,000            20         35,980          --              --            36,000

Net loss for the year                 --            --             --            --        (1,050,119)     (1,050,119)
                               ------------   -----------   ------------   -----------    ------------    ------------


Balance, December 31, 2005       4,952,148         4,952     30,856,798      (286,467)    (30,078,207)        497,076

Treasury shares received for
  subsidiary                           --            --             --       (302,418)           --          (302,418)

Treasury shares cancelled         (766,044)         (766)      (588,119)      588,885            --                --

Common stock issued for
  acquisition                    1,000,000         1,000        679,000          --              --           680,000

Common stock issued for
  services                       2,807,000         2,807      1,683,643          --              --         1,686,450

Common stock issued for
  cash                             337,500           338        269,662          --              --           270,000

Common stock issued for debt     1,119,961         1,120        608,016          --              --           609,136

Fair value of options granted         --            --          196,159          --              --           196,159

Imputed interest on notes
  Payable to related parties          --            --           22,521          --              --            22,521

Net loss for the year                 --            --             --            --        (2,948,528)     (2,948,528)
                               ------------   -----------   ------------   -----------    ------------    -----------

Balance, December 31, 2006       9,450,565   $     9,451    $ 33,727,680   $     --      $(33,026,735)    $   710,396
                              ============   ============   ============   ===========    ============    ===========



                                       See notes to consolidated  financial statements.

                                                             F-7

                                                TRANS ENERGY, INC. AND SUBSIDIARIES
                                               Consolidated Statements of Cash Flows
                                                                            For the Years Ended
                                                                         December 31,
                                                                    2006             2005
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                    $  (2,948,528)   $  (1,050,119)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
    (Income) loss from discontinued operations                      (183,775)         (20,343)
    Loss on disposal of discontinued operations                    1,541,142               --
    Depreciation, depletion and amortization                         322,989          297,693
    Accretion expense                                                 14,126           37,650
    (Gain) loss on disposition of assets                            (678,319)         176,037
    Gain on debt distinguishment                                    (315,365)              --
    Share-based compensation                                       1,882,609          378,500
    Imputed interest on loans payable to related parties              22,521               --
   Changes in operating assets and liabilities:
    Accounts receivable                                              551,824         (742,779)
    Prepaid expenses and other assets                                 (9,620)          37,407
    Accounts payable                                              (1,138,564)         823,054
    Related party payables                                            43,435          136,303
    Accrued expenses                                                (122,672)          15,510
                                                               -------------    -------------
     Net Cash Provided (Used) by Operating Activities:
     Continuing operations                                        (1,018,197)          88,913
     Discontinued operations                                         183,775          298,045
                                                               -------------    -------------
     Net Cash Provided (Used) by Operating Activities               (834,422)         386,958
                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of oil and gas properties                      951,724          203,280
   Expenditures for oil and gas properties                        (2,624,488)              --
   Expenditures for property and equipment                          (511,091)         (33,670)
                                                               -------------    -------------

    Net Cash Provided (Used) by Investing Activities              (2,183,855)         169,610
                                                               -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from notes payable                                     2,408,627               --
   Repayments of notes payable                                      (291,111)        (196,972)
   Loan fees paid                                                    (27,994)              --
   Proceeds from notes payable - related parties                     450,000               --
   Repayments of notes payable - related parties                     (21,688)              --
   Common stock issued for cash                                      270,000               --
                                                               -------------    -------------

   Net Cash Provided (Used) by Financing Activities                2,787,834         (196,972)
                                                               -------------    -------------

NET INCREASE (DECREASE) IN CASH                                     (230,443)         359,596

CASH, BEGINNING OF YEAR                                              439,258           79,662
                                                               -------------     ------------

CASH, END OF YEAR                                              $     208,815     $    439,258
                                                               =============     ============


                        See notes to consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                         For the Years Ended
                                                             December 31,
                                                         2006           2005
                                                     ------------   ------------
CASH PAID FOR:

  Interest                                           $    214,713   $    129,034
  Income taxes                                       $         --   $         --

NON-CASH INVESTING AND FINANCING ACTIVITIES:

2006:
     The Company acquired oil and gas properties for 1,000,000 shares of its common stock valued at $680,000.

     The Company received 521,411 shares of its common stock as consideration for Arvilla, Inc. valued at $469,270. The Company assumed a note payable for $291,239 as part of the sale of Arvilla, Inc.

     The Company issued 1,119,961 shares of its common stock for debt of $608,016.

2005:
     The Company disposed of a portion of Cobham Gas Industries, Penine Resources, Inc., and Belmont Energy, Inc. The Company received 244,633 shares of its common stock valued at $286,467 for net assets of $857,100.

     The Company issued 141,668 shares of common stock for debt relief of $255,000.

     The Company issued 1,185,024 shares of common stock for Arvilla, Inc. for net assets of $2,370,048.



                 See notes to consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2006 and 2005

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          Oil and Gas Properties

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

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2006 and 2005

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Oil and Gas Properties (Continued)

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

          Loss per Share of Common Stock

          The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the year. Fully diluted loss per share is the same as basic loss per share as the common stock equivalents are antidilutive in nature.

                                                      For the Years Ended
                                                          December 31,
                                                  ----------------------------
                                                      2006            2005
                                                  -----------    -------------


           Numerator:
           Loss from operations                   $(1,591,161)   $  (1,070,462)
           Discontinued operations                 (1,357,367)          20,343
                                                  -----------    -------------

              Net Loss                            $(2,948,528)   $  (1,050,119)
                                                  ===========    =============

          Denominator - weighted average shares     6,795,734        4,678,294
                                                  ===========    =============

          Net loss per share:
           Continuing operations                  $     (0.25)   $       (0.22)
           Discontinued operations                      (0.21)            --
                                                  -----------    -------------

              Total Loss Per Share                $     (0.46)   $       (0.22)
                                                  ===========    =============

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

          Revenue Recognition Policy

          The Company recognizes gas revenues upon delivery of the gas to the customers' pipeline from the Company's pipelines when recorded as received by the customer's meter. The Company recognizes oil revenues when pumped and metered by the customer.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2006 and 2005

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Property and Equipment

          Fixed assets are stated at cost. Depreciation on vehicles, machinery and equipment is provided using the straight line method over expected useful lives of five years. Depreciation on pipelines is provided using the straight-line method over the expected useful lives of fifteen years.

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

          Long-Lived Assets

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

          Recent Accounting Pronouncements

          The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its material position or results of operations.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2006 and 2005

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Share Based Compensation

         As permitted by FASB Statement No. 123 "Accounting for Stock Based Compensation", the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

              In January 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R. Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 68.35% and 68.72%; risk-free interest rate of 5.00% and 4.08% and expected lives of 10 years for the years ended December 31, 2006 and 2005, respectively.

         Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $837,416, pertaining to the vested portion of the options, for the year ended December 31, 2005. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:
                                                     For the Year Ended
                                                      December 31, 2005
             Net loss:                               -------------------
                As reported                            $  (1,050,119)
                Pro forma                              $  (1,887,535)
              Basic loss per share:
                As reported                            $       (0.22)
                Pro forma                              $       (0.40)

          Reclassifications

          Certain amounts in prior financial statements have been reclassified to conform to the 2006 financial statement presentation.

NOTE 2 -  GOING CONCERN

The Company's consolidated financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2006 of $33,026,735 and has a working capital deficit at December 31, 2006 of $2,610,953.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2006 and 2005

NOTE 2 -  GOING CONCERN (Continued)

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

NOTE 3 -  DISCONTINUED OPERATIONS

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

          The Company has accounted for the financial statements of Arvilla Oilfield Services, LLC as discontinued operations and recorded a loss from discontinued operations of $1,541,141, which is included in the statement of operations for the year ended December 31, 2006.

          The accompanying financial statements have been presented to reflect the operations of Arvilla Oil Field Services, LLC as discontinued. Operating results for the years ended December 31, 2006 and 2005 are as follows:
                                                     2006               2005
                                              ----------------   ---------------
               Revenues                      $       2,684,858    $  10,218,520
               Cost of sales                        (1,471,481)      (6,679,099)
               General and administrative             (988,655)      (3,251,257)
               Other income (expense)                  (40,947)        (267,821)
                                              ----------------    --------------

                 Net income                 $         183,775    $       20,343
                                             =================    ==============

NOTE 4 -  PROPERTY AND EQUIPMENT

          At December 31, 2006, property and equipment consisted of:

                Vehicles                                     $       159,693
                Machinery and equipment                              381,050
                Furniture and Fixtures                                31,695
                Leasehold improvements                                 2,825
                Accumulated depreciation                             (84,510)
                                                              --------------
                  Total Fixed Assets                          $      490,753
                                                              ==============


NOTE 5 -  OIL AND GAS PROPERTIES

          On April 12, 2006 the Company finalized a definitive agreement for sale of certain wells, overriding royalties and undeveloped acreage located in Campbell County, Wyoming. The assets were sold at public auction through the Oil & Gas Asset Clearinghouse in Houston, Texas. The gross sales price for the properties was $1,003,000, with net proceeds of $951,725 to the Company.

          On August 14, 2006, the Company purchased various oil and gas wells and interests as well as equipment in West Virginia for 1,000,000 shares of the Company's common stock valued at $680,000 and cash of $660,000.

NOTE 6 -  JUDGMENTS PAYABLE

          On July 28, 1999, Core Laboratories, Inc. obtained a judgment against the Company for non-payment of an account payable. The judgment calls for monthly payments of $351 and is bearing interest at 10.00% per annum. At December 31, 2006, the Company had accrued a balance of $14,062 plus accrued interest of $7,250, which are included in judgments payable. The balance due on this judgment including the related interest was paid in full on February 28, 2007.

          On July 1, 1998, RR Donnelly obtained a judgment against the Company for non-payment of accounts payable. The judgment calls for monthly payments of $3,244 and is bearing interest at 10.00% per annum. At December 31, 2006, the Company has accrued a balance of $63,705 plus accrued interest of $33,023, which is included in judgments payable. Each of the judgments were paid in full on February 28, 2007. The balance due on this judgment including the related interest was paid in full on February 28, 2007.

                      TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2006 and 2005

NOTE 7 - LONG-TERM DEBT

   The Company had the following debt obligations at December 31, 2006:

   Note  payable to an  individual,  due on demand,  bearing  interest at 9.25%,
    interest payments due monthly, secured by equipment                                 $ 292,078

   Union Bank of Tyler County, principal and interest payments
    of $324 due monthly with interest at 6.25%, unsecured                                   7,581

   Wesbanco, due on demand, interest at prime +1%, secured by
    officers' personal assets                                                             248,343

   Union Bank of Tyler County, principal and interest payments of
    $326 due monthly, interest at 5.0%, secured by a vehicle                                6,536

   United Bank, principal and interest payments of
    $8,899 due monthly, interest at 8.75%, secured by equipment                           157,197

   Union Bank of Tyler  County,  principal  and  interest  payments  of $122 due
    monthly with interest at 7.50%, secured by vehicle                                      2,809

   Union Bank of Tyler  County,  principal  and  interest  payments  of $677 due
    monthly with interest at 6.50%, secured by vehicle                                     20,924

   Union Bank of Tyler  County,  principal  and  interest  payments  of $514 due
    monthly with interest at 7.75%, secured by vehicle                                     15,290

   Union Bank of Tyler  County,  principal  and  interest  payments  of $208 due
    monthly with interest at 7.90%, secured by vehicle                                      4,058

   Union Bank of Tyler  County,  principal  and  interest  payments  of $580 due
    monthly with interest at 7.75%, secured by vehicle                                     14,819

   United Bank,  principal and interest payments  beginning July 2007 of $35,083
    due monthly with interest at 8.75%, secured by wells                                1,700,000

   Huntington  National Bank,  principal and interest payments beginning October
    2008 of $95,051 due monthly with interest at 7.50%, secured by wells, unused
    credit facility of $2,547,745 as of December 31, 2006                                 452,255
                                                                                      -----------
               Total                                                                    2,921,890
               Less Current Portion                                                    (1,258,381)
                                                                                      -----------
               Total Long-Term Debt                                                  $  1,663,509
                                                                                     ============
   Future maturities of long-term debt are as follows:
               2007                                                                   $ 1,258,381
               2008                                                                       577,746
               2009                                                                       326,389
               2010                                                                       313,542
               2011                                                                       313,542
               Thereafter                                                                 132,290
                                                                                       ----------
            Total                                                                     $ 2,921,890
                                                                                     ===========


                      TRANS ENERGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2006 and 2005

NOTE 8 -  ASSET RETIREMENT OBLIGATION

          The following is a description of the changes to the Company's asset retirement obligation for 2006 and 2005:

            Asset retirement obligation
              at beginning of year                 $    799,393   $  1,571,749
            Acquisition of oil and gas properties       312,963             --
            Disposition of subsidiary                        --       (810,006)
            Accretion expense                            15,144         37,650
            Revision in cost estimates                 (937,136)            --
                                                   ------------   ------------
            Asset retirement obligation
              at end of year                       $    190,364   $    799,393
                                                   ============   ============

NOTE 9 -  PROVISION FOR TAXES

          At December 31, 2006, the Company had net operating loss carryforwards of approximately $25,000,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2006 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

          Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:
                                                      2006             2005
                                               ---------------  ---------------
              Deferred tax assets:
                NOL carryover                  $     9,586,971  $     9,874,400
                Accrued expenses                        82,589          283,800
                                               ---------------- ---------------
              Total deferred tax assets              9,669,560       10,158,200
              Valuation allowance                   (9,669,560)     (10,158,200)
                                               ---------------- ---------------

              Net deferred tax asset           $          --  $            --
                                               ================ ===============

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:
                                                      2006            2005
                                                --------------  --------------

              Book income                       $     (582,302) $     (409,546)
              Other                                     71,672          (7,934)
              Stock and options for services           704,828          50,115
              Contributed services                        --            97,500
              Capital loss carryover                  (280,416)         68,654
              Accrued expenses                        (201,211)          6,049
              Valuation allowance                      287,429         195,162
                                                --------------- --------------

                                                $         --  $           --
                                                =============== ==============

NOTE 10 - COMMITMENTS

          On July 24, 2006, the Company entered into a one year lease for its corporate office. Rent of $1,450 is due monthly. Future lease obligations as of December 31, 2006 are $8,700.

NOTE 11 - STOCKHOLDERS' EQUITY

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

          In April 2006, the Company received 521,411 shares of the common stock of the Company in return for the sale of certain assets of the Company at a cost basis of $469,270. The Company then cancelled the 766,044 shares held in treasury.

          In August 2006, the Company issued 1,000,000 shares of common stock for an acquisition of oil and gas properties valued at $ 680,000.

          In October 2006, the Company issued 2,807,000 shares of common stock for consulting services valued at $1,686,450, 337,500 shares of common stock for cash of $270,000 and 1,119,961 shares of common stock for debt of $609,136.

NOTE 12 - STOCK OPTIONS

          A summary of the status of the options granted under various agreements at December 31, 2006 and 2005, and changes during the years then ended is presented below:

                                             December 31, 2006          December 31, 2005
                                            ---------------------------------------------
                                                    Weighted              Weighted
                                                Average Exercise       Average Exercise
                                               Shares      Price     Shares         Price
                                            ----------------------   --------------------
         Outstanding at beginning of year       553,324  $   1.95        --   $        --
         Granted                                950,000      0.65   553,324          1.95
         Exercised                                   --        --        --            --
         Forfeited                                   --        --        --            --
         Expired                                     --        --        --            --
                                            -----------   -------- -------- -------------
         Outstanding at end of year           1,503,324   $  1.13   553,324 $        1.95
                                            ===========   ======== ======== =============

       A summary of the status of the options granted under various agreements at December 31, 2006 is presented below:

                                    Options Outstanding              Options Exercisable
                                    -------------------              --------------------
                                        Weighted-       Weighted-   Weighted-
                                         Average         Average     Average
          Range of          Number       Remaining       Exercise     Number     Exercise
       Exercise Prices    Outstanding Contractual Life    Price     Exercisable   Price
       ---------------    ----------- ----------------   --------   -----------  --------
                $.065         950,000   9.50 years    $ 0.65           950,000      $0.65
                $1.95         553,324   7.75 years    $ 1.95           553,324      $1.95
                          -----------                                ---------
                            1,503,324                                1,503,324
                          ===========                                =========

NOTE 13 - RELATED PARTY TRANSACTIONS

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

          b. Well Drilling and Operating Agreement

          In June 2000, the Company entered into a well drilling and operating agreement with Sancho Oil and Gas Corporation ("Sancho"), a company controlled by the Vice President of the Company, on an on-going basis. Sancho provided seven drill-down wells located in Tyler County, West Virginia and the Company was to pay 100% of the cost of drilling and completing the well including any topside equipment needed and other related equipment. The Company received 75% of the working interest in each of the wells completed.

          c. Receivables and Payables

          The Company has various payables to the officers and companies of the officers. These amounts have been grouped together with a net payable of $379,616 and receivable of $554,100 at December 31, 2006.

NOTE 14 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

          The Company's marketing arrangement with Sancho accounted for approximately 100% of Tyler Construction Company's revenue for the years ended December 31, 2006 and 2005. This marketing agreement is in effect until December 1, 2008. Another customer also generated 100% of Ritchie County sales in 2006 and 2005.

NOTE 15 - BUSINESS SEGMENTS

          The Company conducts its operations principally as oil and gas sales with Trans Energy, Prima Oil, and Cobham Gas & Oil, Inc., Penine Resources, Inc., and Belmont Energy, Inc. and pipeline transmission with Ritchie County and Tyler Construction.

      Certain financial information concerning the Company's operations in different industries is as follows:

                          For the
                        Years Ended   Oil and Gas         Pipeline           Corporate
                        December 31,     Sales           Transmission        Unallocated
                        ------------ ------------        ------------        -----------
Oil and gas revenue       2006        $ 1,192,083         $   228,719         $     --
                          2005          1,271,165             255,563               --
Operating (loss) income
applicable to  industry
segment                   2006         (1,336,567)           (348,749)              --
                          2005           (766,516)             (6,902)              --

Interest expense          2006           (188,148)            (33,062)              --
                          2005            (98,980)            (30,054)              --

Other income (expense)    2006             74,544              19,611               --
                          2005           (269,346)            (27,698)              --
Assets (net of
 intercompany accounts)   2006          5,514,899             736,510               --
                          2005          2,570,645           1,605,263           6,672,688
Depreciation and
 depletion                2006            206,277             116,712                --
                          2005            224,187              73,506                --
Property and equipment
 acquisitions             2006          3,982,661                --                  --
                          2005             33,670                --             2,370,048

NOTE 16 - SUBSEQUENT EVENTS

     On January 9, 2007 the Company completed the assignment for cash to Leatherwood, Inc., of six oil and/or gas wells located in West Virginia. The Company assigned all of its right, title, operating rights and interest, including the absolute right to produce, operate and maintain the wells.

     Also on January 10, 2007, the Company acquired from National Gulf Production, Inc. 75% of National Gulf's rights and interests in and to certain oil and gas leases covering the oil and gas in and under certain tracts of land containing approximately 3,120 acres located in Trego County, Kansas for cash of $285,000.

     On February 7, 2007, the Company entered into an agreement with P.D. Farr to purchase all rights, title and interests in the 384 acre Ezra Hays Lease in West Virginia including , but not limited to, oil and gas wells, associated well equipment, interest in the natural gas sales pipeline, all rights to Dominion Gas sales meter and all pertinent rights-of-way for $138,000. On December 16, 2006 the Company paid the sum of $10,000 as a down payment to be applied against the agreed to sales price as stated above, leaving an unpaid balance of $128,000 due in installments, to be paid in full by July 10, 2007.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Supplemental Oil and Gas Disclosures
                                (Unaudited)
         Capitalized Costs Relating to Oil and Gas Producing Activities

                                                                        December 31,
                                                                      2006       2005
                                                                 ------------------------
         Proved oil and gas producing properties and related
          lease and well equipment                               $ 6,208,786 $ 6,134,651
         Unproved oil and gas properties                              10,156      64,004
         Accumulated depreciation and depletion                   (1,569,997) (4,038,399)
                                                                 ----------- -----------
         Net Capitalized Costs                                   $ 4,648,945 $ 2,160,256
                                                                 =========== ===========

         Costs Incurred in Oil and Gas Property Acquisition, Exploration, and
         Development Activities

                                                                    For the Years Ended
                                                                        December 31,
                                                                 ------------------------
                                                                    2006           2005
                                                                 ------------------------
         Acquisition of Properties
           Proved                                                $1,280,001 $          --
           Unproved                                                 660,000            --
         Exploration Costs                                               --            --
         Development Costs                                          984,359        33,670

         The Company does not have any investments accounted for by the equity method.

         Results of Operations for Producing Activities

                                                                    For the Year Ended
                                                                        December 31,
                                                              ---------------------------
                                                                   2006         2005
                                                              ---------------------------

         Sales                                                $ 1,420,802   $  1,526,728
         Production costs                                        (534,065)      (893,457)
         Depreciation and depletion                              (322,184)      (232,951)
         Income tax expenses                                           --             --
                                                              --------------------------
         Results of operations for producing activities
          (excluding the activities of the pipeline transmission
          operations, corporate overhead and interest costs)  $   564,553   $    400,320
                                                              ==========================



                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Supplemental Oil and Gas Disclosures
                               (Unaudited)


         Reserve Quantity Information

                                                                    Oil            Gas
                                                                    BBL            MCF
                                                        ---------------  -------------
         Proved developed and undeveloped reserves
         End of the year 2005                                   215,844          4,263

         Revisions of previous estimates                      1,126,713     13,290,952
         Improved recovery                                           --             --
         Purchases of minerals in place                              --             --
         Extensions and discoveries                                  --             --
         Production                                              (1,593)      (133,861)
         Sales of minerals in place                                  --             --
                                                       ----------------  -------------
         End of the year 2006                                 1,340,964     13,161,354
                                                       ================  =============
         Proved developed reserves:
                                                               Oil               Gas
                                                               BBL               MCF
                                                       ----------------  -------------

           End of the year 2006                               330,570       3,310,161
           End of the year 2005                               215,844           4,263

         During the years ended December 31, 2006 and 2005, the Company had reserve studies and estimates prepared on its various properties. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

         Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

                                                                    December 31,
                                                      ----------------------------------
                                                             2006               2005
                                                             ----               ----
         Future cash inflows                          $   166,383,422     $   36,322,180
         Future production and development costs          (50,080,837)        (7,990,879)
         Future production tax expense                     (8,319,171)                --
                                                        ---------------   ---------------
         Future net cash flows                            107,983,414         28,331,301
         Discounted for estimated timing of cash
         flows                                            (80,606,697)        (5,287,060)
                                                        ---------------   ---------------
         Standardized measure of discounted future
         net cash flows                               $    27,376,717     $    23,044,241
                                                        ===============   ===============

         Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Supplemental Oil and Gas Disclosures
                           December 31, 2006 and 2005
                                   (Unaudited)


         The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                                            For the Years Ended
                                                                 December 31,
                                                            2006               2005
                                                   ------------------   ----------------
         Standardized measure, beginning of year   $       23,044,241   $      4,438,836
         Oil and gas sales, net of production costs          (580,885)          (392,855)
         Sales of mineral in place                                 --                 --
         Purchases                                                 --                 --
         Net change due to revisions in quantity estimates  4,367,637         18,750,298
         Accretion of discount items                          545,724            247,962
                                                   ------------------   ----------------

         Standardized measure, end of year         $       27,376,717   $     23,044,241
                                                   ==================   ================

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