Form 10QSB
period 2007-03-31
TRANS ENERGY INC
filed 2007-05-15
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-23530

                               TRANS ENERGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                          93-0997412
---------------------------------                         -------------------
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

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2) of the Exchange Act. Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding as of March 31, 2007
------------------------------------            --------------------------------
Common Stock, $.001 par value                             9,450,565


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]


                                               Table of Contents

Heading                                                                                                 Page
-------                                                                                                 ----

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements...................................................................3

                  Consolidated Balance Sheets - March 31, 2007 and
                      December 31, 2006 (Unaudited)......................................................4

                  Consolidated Statements of Operations - three months ended
                      March 31, 2007 and 2006 (Unaudited)................................................6

                  Consolidated Statements of Stockholders' Equity - three months ended
                      March 31, 2007 (Unaudited).........................................................7

                  Consolidated Statements of Cash Flows - three months ended
                      March 31, 2007 and 2006 (Unaudited)................................................8

                  Notes to Consolidated Financial Statements (Unaudited).................................9


Item 2.           Management's Discussion and Analysis or Plan of Operation.............................12

Item 3.           Controls and Procedures...............................................................15

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................................16

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...........................16

Item 3.           Defaults Upon Senior Securities.......................................................16

Item 4.           Submission of Matters to a Vote of Securities Holders.................................16

Item 5.           Other Information.....................................................................17

Item 6.           Exhibits..............................................................................17

                  Signatures............................................................................18

                                     PART I

Item 1.       Financial Statements

     The accompanying consolidated balance sheets of Trans Energy, Inc. at March 31, 2007 and December 31, 2006, related unaudited consolidated statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2007 and 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and consolidated financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.


                                                   TRANS ENERGY, INC.
                                               Consolidated Balance Sheets
                                                       (Unaudited)


                                                                                        March 31,           December 31,
                                                                                          2007                 2006
                                                                                       -----------          -----------
                                                         ASSETS
CURRENT ASSETS
      Cash                                                                             $   251,905          $   208,815
      Accounts Receivable, net of allowance for doubtful
           accounts of $25,076 and $25,076, respectively                                   215,995              275,272
      Accounts Receivable, related parties                                                 588,000              569,600
      Prepaid Expenses                                                                       1,875               22,500
                                                                                       -----------          -----------

      Total Current Assets                                                               1,057,775            1,076,187
                                                                                       -----------          -----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
           of $99,934 and $84,510, respectively                                            489,611              490,753
                                                                                       -----------          -----------

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING

      Proved Properties                                                                  4,156,821            4,816,138
      Unproved Properties                                                                  162,955               10,156
      Pipelines                                                                          1,392,648            1,392,648
      Accumulated depreciation, depletion
        and amortization                                                                (1,614,717)          (1,569,997)
                                                                                       -----------          -----------

      Net oil and gas properties                                                         4,097,707            4,648,945
                                                                                       -----------          -----------

OTHER ASSETS                                                                                99,193               35,524
                                                                                       -----------          -----------

      TOTAL ASSETS                                                                     $ 5,744,286          $ 6,251,409
                                                                                       ===========          ===========

See notes to consolidated financial statements.


                                                   TRANS ENERGY, INC.
                                               Consolidated Balance Sheets
                                                       (Unaudited)


                                                                                      March 31,            December 31,
                                                                                        2007                   2006
                                                                                    ------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts Payable, trade                                                       $  1,152,715           $  1,165,846
      Related Party Payables                                                             229,303                237,347
      Accrued Expenses                                                                   363,368                357,781
      Judgments Payable                                                                     --                  118,046
      Notes Payable - Related Parties                                                    276,984                549,739
      Notes Payable - Current Portion                                                  1,008,375              1,258,381
                                                                                    ------------           ------------

      Total Current Liabilities                                                        3,030,745              3,687,140
                                                                                    ------------           ------------

LONG-TERM LIABILITIES

      Notes Payable, net                                                               2,259,999              1,663,509
      Asset Retirement Obligation                                                        189,973                190,364
                                                                                    ------------           ------------

      Total Long - Term Liabilities                                                    2,449,972              1,853,873
                                                                                    ------------           ------------

           Total Liabilities                                                           5,480,717              5,541,013
                                                                                    ------------           ------------

STOCKHOLDERS' EQUITY

      Preferred stock; 10,000,000 shares authorized
           at $0.001 par value; -0- shares issued
           and outstanding                                                                  --                     --
      Common stock; 500,000,000 shares authorized
           at $0.001 par value; 9,450,565 shares
           issued and outstanding                                                          9,451                  9,451
      Additional paid-in capital                                                      33,858,448             33,727,680
      Accumulated deficit                                                            (33,604,330)           (33,026,735)
                                                                                    ------------           ------------

      Total Stockholders' Equity                                                         263,569                710,396
                                                                                    ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  5,744,286           $  6,251,409
                                                                                    ============           ============

See notes to consolidated financial statements.


                               TRANS ENERGY, INC. AND SUBSIDIARIES
                              Consolidated Statements of Operations
                                           (Unaudited)

                                                              For the Three Months Ended
                                                                      March 31,
                                                             2007                    2006
                                                         -----------             -----------
REVENUES                                                 $   285,520             $   329,721
                                                         -----------             -----------

COSTS AND EXPENSES

      Production Costs                                       108,934                 137,806
      Depreciation, Depletion, and Amortization               68,495                 139,750
      Exploration Costs                                      138,750                    --
      Selling, General and Administrative                    494,306                 193,598
                                                         -----------             -----------

      Total Opeerating Expenses                              810,485                 471,154
                                                         -----------             -----------

LOSS FROM OPERATIONS                                        (524,965)               (141,433)
                                                         -----------             -----------

OTHER INCOME (EXPENSE)

      Gain on Extinguishment of Debt                          45,783                    --
      Interest Expense                                       (98,412)                (31,370)
                                                         -----------             -----------

      Total Other Income (Expense)                          (52,629)                (31,370)
                                                         -----------             -----------

LOSS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                   (577,594)               (172,803)

INCOME TAXES                                                    --                      --
                                                         -----------             -----------

LOSS FROM CONTINUING OPERATIONS                             (577,594)               (172,803)
INCOME FROM DISCONTINUED OPERATIONS                             --                   183,776
LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS                   --                (1,866,082)
                                                         -----------             -----------

NET (LOSS)                                               $  (577,594)            $(1,855,109)
                                                         ===========             ===========

LOSS PER SHARE - BASIC AND DILUTED

      Continuing Operations                              $     (0.06)            $     (0.04)
      Discontinued Operations                                   --                     (0.36)
                                                         -----------             -----------

      Total                                              $     (0.06)            $     (0.40)
                                                         ===========             ===========
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                               9,450,565               4,707,515
                                                         ===========             ===========

See notes to consolidated financial statements.


                                           TRANS ENERGY, INC. AND SUBSIDIARIES
                                     Consolidated Statement of Stockholders' Equity
                                            Three months ended March 31, 2007
                                                       (Unaudited)



                                                  Common Stock
                                          ----------------------------    Additional
                                                                            Paid in       Accumulated
                                             Shares          Amount         Capital          Deficit          Total
                                          ------------    ------------    ------------    ------------     ------------

Balance, December 31,2006                    9,450,565    $      9,451    $ 33,727,680    $(33,026,736)    $    710,395

Value of options granted                          --              --           130,768            --            130,768

Net loss for the three months
     ended March 31, 2007                         --              --              --          (577,594)        (577,594)
                                          ------------    ------------    ------------    ------------     ------------

Balance, March 31, 2007                      9,450,565    $      9,451    $ 33,858,448    (33,604,330)    $     263,569
                                          ============    ============    ============    ============     ============

See notes to consolidated financial statements.


                                           TRANS ENERGY, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                           2007                 2006
                                                                                       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                                         $  (577,594)         $(1,855,109)
      Adjustments to reconcile net loss
         to net cash from operating activities:
           Depreciation, depletion and amortization                                         68,495              139,750
           Share-based compensation                                                        130,768                 --
           Gain on debt extinguishment                                                     (45,783)                --
           Accretion expense                                                                 3,353                 --
      Changes in operating assets and liabilities:
           Accounts receivable                                                              40,877              169,545
           Prepaid and other assets                                                        (44,375)               1,563
           Accounts payable                                                                 32,652              127,535
           Related party payables                                                           (8,045)                --
           Accrued expenses                                                               (112,458)              23,212
                                                                                       -----------          -----------

              Net cash provided (used) in operating activities
              Continuing operations                                                       (512,110)          (1,393,504)
              Discontinued operations                                                         --              1,430,606
                                                                                       -----------          -----------
              Net cash provided (used) in operating activities                            (512,110)              37,102
                                                                                       -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sale of oil and gas properties                                         667,001                 --
      Expenditures for oil and gas properties                                             (164,226)                --
      Expenditures for property and equipment                                              (21,204)             (18,705)
                                                                                       -----------          -----------

           Net cash provided (used) in investing activities                                481,571              (18,705)
                                                                                       -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from notes payable                                                          374,380               14,540
      Payments on notes payable                                                            (27,896)             (22,092)
      Loan fees paid                                                                          (100)                --
      Payments on related party debt                                                      (272,755)              (5,431)
                                                                                       -----------          -----------


           Net cash provided (used) by financing activities                                 73,629              (12,983)
                                                                                       -----------          -----------

NET INCREASE (DECREASE) IN CASH                                                             43,090                5,414

CASH, BEGINNING OF PERIOD                                                                  208,815              439,258
                                                                                       -----------          -----------

CASH, END OF PERIOD                                                                    $   251,905          $   444,672
                                                                                       ===========          ===========

CASH PAID FOR:
      Interest                                                                         $    95,060          $    18,915
                                                                                       ===========          ===========
      Income taxes                                                                     $      --            $      --
                                                                                       ===========          ===========


See notes to consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared by Trans Energy, Inc. pursuant to the rules  and  regulations  of the  Securities  and  Exchange  Commission.
         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with Trans Energy's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - GOING CONCERN

         Trans Energy's unaudited interim condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through March 31, 2007 of $33,604,330 and has a working capital deficit at March 31, 2007 of $1,927,970. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions would enable Trans Energy to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing. Trans Energy's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - CONTINGENCIES AND COMMITMENTS

         On July 28, 1999, Core Laboratories, Inc. obtained a judgment against Trans Energy for non-payment of an account payable. As of March 31, 2007, Trans Energy has satisfied this obligation in full.

         On July 1, 1998, RR Donnelly obtained a judgment against Trans Energy for non-payment of accounts payable. As of March 31, 2007, Trans Energy has satisfied this obligation in full.

         We may be engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 4 - SIGNIFICANT EVENTS

         Effective January 9, 2007, Trans Energy completed the sale to Leatherwood Inc. for net cash proceeds of $667,001 of six oil and/or gas wells located in West Virginia. Trans Energy assigned all of its right, title, operating rights and interest including the absolute right to produce, operate and maintain the wells.

         Effective January 10, 2007, Trans Energy acquired from National Gulf Production, Inc. 75% of National Gulf's rights and interest in and to certain oil and gas leases covering the oil and gas in and under certain tracts of land containing approximately 3,120 acres located in Trego County, Kansas for cash of $146,250. In addition, cash of $138,750 was paid in advance for our proportionate 75% share of the seismic acquisition, processing and interpretation cost, which was subsequently expensed. Total cash paid during the quarter for this transaction was $285,000.

         Effective February 7, 2007, Trans Energy entered into an agreement with P.D. Farr to purchase all rights, title and interests in the 384 acre Ezra Hays Lease in West Virginia including oil and gas wells, associated well equipment, interest in the natural gas sales pipeline, all rights to Dominion Gas sales meter and all pertinent rights-of-way for $138,000. On December 16, 2006, Trans Energy paid the sum of $10,000 as a down payment to be applied against the purchase price, with the unpaid balance of $128,000 due in installments, to be paid in full by July 10, 2007. During the quarter ended March 31, 2007, $15,000 in cash payments had been made and the unpaid balance at March 31, 2007 was $113,000.

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

NOTE 6 -NOTES PAYABLE

         On January 10, 2007, Trans Energy repaid a short term related party note, dated September 11, 2006, bearing interest at the rate of 10% per annum, with cash in the amount of $270,000 plus accrued interest, for a total paid of $278,951.

         Trans Energy maintains a credit facility that provides for aggregate borrowings of $3,000,000 of which funds are designated for our workover program in Wetzel County, West Virginia, and is secured by those wells. Any borrowings under this facility will bear interest at 7.5%. During the quarter ended March 31, 2007, Trans Energy received additional borrowings in the amount of $360,000, leaving an unused credit facility of $2,187,745.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 7 - BUSINESS SEGMENTS

         The Company conducts its operations principally as oil and gas sales with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

         Certain financial information concerning our operations in different industries is as follows:

                                         For the
                                      Quarter Ended   Oil and Gas    Pipeline
                                        March 31,        Sales     Transmission
                                      -------------   -----------  -------------
Oil and gas revenue                       2007        $  215,366    $   70,154
                                          2006           245,747        83,974

Loss from operations applicable           2007           325,329       199,636
to industry segment                       2006           117,160        24,273

Interest Expense                          2007            91,825         6,587
                                          2006            31,003           367

Gain on extinguishment of debt            2007            45,783          --
                                          2006              --            --

Assets (net of intercompany accounts)     2007         5,030,925       713,361
                                          2006         2,516,498     1,458,499

Depreciation, depletion and               2007            61,735         6,760
  amortization                            2006           136,490         3,260


Property and equipment                    2007           181,930         3,500
acquisitions                              2006            18,705          --

Item 2.           Management's Discussion and Analysis or Plan of Operation

Recent Developments

         Sale of Leatherwood Assets
         --------------------------

         On January 9, 2007 Trans Energy, Inc. completed the assignment for cash of $667,001 to Leatherwood, Inc., a Pennsylvania corporation, of six oil and/or gas wells located in Mannington District, Marion County, West Virginia. The assigned wells are designated as follows: O.N. Koen No. 1, Moffett No. 2, Simon Moore No. 3, Simon Moore No. 1, Simon Moore No. 2 and W.T. Morris No. 2.

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

         Upon effectiveness of the assignment of the lease, all production, revenue, costs, expenses and other liabilities attributable to the assigned wells will belong to Leatherwood. For a period of one year following the effective date, Trans Energy will have the right, at its sole cost and expense, to permit and drill one or more oil and gas wells located on tow of the assigned properties.

         Purchase of Acreage in Kansas
         -----------------------------

         On January 10, 2007, Trans Energy acquired from National Gulf Production, Inc. of Giddings, Texas, 75% of National Gulf's rights and interest in and to certain oil and gas leases covering the oil and gas in and under certain tracts of land containing approximately 3,120 acres located in Trego county, Kansas. National Gulf originally acquired the leases pursuant to a farmout agreement with Wevco Production, Inc. In connection with the agreement, Trans Energy and National Gulf will acquire certain 3-D seismic data on the subject leases.

         In consideration for the leases Trans Energy paid its proportionate 75% of the farmout fee for cash of $146,250. In addition, cash of $138,750 was paid in advance for our proportionate 75% share of the seismic acquisition, processing and interpretation cost, which was subsequently expensed. Total cash paid during the quarter for this transaction was $285,000.

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

Results of Operations

         The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the three month period ended March 31, 2007 and 2006. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                      Three Months Ended
                                                            March 31,
                                                      2007           2006
                                                           (Unaudited)
                                                           -----------

Total revenues...................................     100%           100%
Total costs and expenses.........................     286            146
Loss from operations ............................    (186)           (46)
Other income (expense)...........................     (18)            (8)
Discontinued operations..........................     -0-           (520)
Net loss.........................................    (204)          (574)


         Total revenues from continuing operations for the three months ("first quarter") ended March 31, 2007 decreased 15% compared to the first quarter of 2006, primarily due to decreased production and lower oil and gas prices, as well as the sale of the Wyoming wells. We have focused our efforts during the first quarter of 2007 on a workover program on our wells located in Wetzel County, West Virginia. We expect production to increase from this workover program during the second quarter of 2007.

         Similarly, depreciation, depletion and amortization and accretion expense decreased 30% due to the lower production levels from our existing wells, as well as the increase in proved reserves at December 31, 2006.

         Our loss from operations for the first quarter of 2007 was $577,594 compared to a loss of $172,803 for the first quarter of 2006. The increase is related to higher general and administrative expenses due to the hiring of additional employees and the seismic acquisition in Kansas, as well as an increase in expenses related to the workover program.

         Our net loss for the first quarter of 2007 was $577,594 compared to a loss of $1,855,109 for the first quarter of 2006. We recorded a loss from discontinued operations in 2006 of $1,682,306 due to the disposal of Arvilla.

         For the remainder of fiscal year 2007, management expects selling, general and administrative expenses to remain at approximately the same rate as the first quarter of 2007. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2007. We do not expect to recognize a gain from the sale of properties during the remainder of 2007.

Liquidity and Capital Resources

         Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At March 31, 2007, we had a working capital deficit of $1,972,970 compared to a deficit of $2,610,953 at December 31, 2006. This 24% decrease in working capital deficit is primarily attributed to the sale of wells in Marion County from which we realized cash of $667,001.

         During the first three months of 2007, operating activities used net cash of $512,110 compared to net cash provided of $37,102 for the same period of 2006. This increased negative cash flow is primarily attributable to decreased revenues and our decision to pay off the outstanding judgments, as well as increased expenses related to the workover program and the seismic acquisition in Kansas.

         Net cash provided by investing activities for the first three months of 2007 was $481,571. $185,430 of cash was used for the purchase of oil and gas properties and equipment and cash of $667,001 was received from the sale of wells compared to net cash used of $18,705 to purchase equipment in 2006.

         During the first three months of 2007, we were provided net cash in financing activities of $73,629 compared to net cash used of $12,983 in the same period of 2006. In 2007, we borrowed $374,380 and repaid $300,651 in notes payable.

We anticipate meeting our working capital needs during the remainder of the current fiscal year with revenues from our ongoing operations, particularly from our wells in Wetzel, Marion and Doddridge Counties, West Virginia and new third party natural gas wells drilled in West Virginia, which gas goes into our 6-inch pipeline. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms. In addition, we have an available credit facility of $2,187,745 which we plan to use to complete our workover program on our wells in Wetzel County, West Virginia.

         As of March 31, 2007, we had total assets of $5,744,286 and total stockholders' equity of $263,569 compared to total assets of $6,251,409 and total stockholders' equity of $710,396 at December 31, 2006. The decrease in total assets was primarily due to the sale of wells in Marion County. The decrease in stockholders' equity was due to the operating losses during the quarter.

         Because we have incurred significant cumulative operating losses through March 31, 2007 and have a working capital deficit at March 31, 2007 of $1,972,970, there exists substantial doubt about our ability to continue as a going concern. Historically, our revenues have not been sufficient to cover operating costs. However, we may potentially need to rely on proceeds from the sale of common stock, debt or equity financing, and increased operating revenues from new developments to allow us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.

         We included a footnote to our financial statements for the period ended December 31, 2006 stating that because of our continued losses, working capital deficit, and need for additional funding, there is substantial doubt as to whether we can continue as a going concern.

Inflation

         In the opinion of our management, inflation has not had a material effect on our operations.

Forward-looking and Cautionary Statements

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words
"may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

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

         On July 28, 1999, Core Laboratories, Inc. obtained a judgment against the company for non-payment of an account payable. At March 31, 2007, the Company has satisfied this obligation in full.

         On July 1, 1998, RR Donnelly obtained a judgment against the Company for non-payment of accounts payable. At March 31, 2007, the Company has satisfied this obligation in full.

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

None.


Item 3.           Defaults Upon Senior Securities

None.


Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our securities holders during the first quarter ended March 31, 2007.

Item 5.           Other Information

         The following reports were filed with the SEC on Form 8-K during the tree month period ended March 31, 2007.

         January 9, 2007 - reporting   under   Item  2.01  the   completion   of
                           disposition of certain wells in Marion County, West Virginia.


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

                                    TRANS ENERGY, INC.

Date:  May 15, 2007                 By  /S/  JAMES K. ABCOUWER
                                        ----------------------------------------
                                    JAMES K. ABCOUWER
                                    Chief Executive Officer and Director


Date:  May 15, 2007                 By  /S/  LISA A. CORBITT
                                        ----------------------------------------
                                    LISA A. CORBITT
                                    Controller, Principal Financial Officer
                                    (Principal Accounting Officer)