Form 10QSB
period 2007-06-30
TRANS ENERGY INC
filed 2007-08-17
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-23530

                               TRANS ENERGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                            93-0997412
-------------------------------                           ------------------
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

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2) of the Exchange Act. Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                             Outstanding as of August 11, 2007
-----------------------------               ----------------------------------
Common Stock, $.001 par value                           9,513,065


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X)]


                                Table of Contents

Heading                                                                                               Page
-------                                                                                               ----

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements...................................................................3

                  Consolidated Balance Sheets - June 30, 2007 and
                      December 31, 2006 (Unaudited)......................................................3

                  Consolidated Statements of Operations - three and six months ended
                      June 30, 2007 and 2006 (Unaudited).................................................5

                  Consolidated Statements of Stockholders' Equity - six months ended
                      June 30, 2007 (Unaudited)..........................................................6

                  Consolidated Statements of Cash Flows - six months ended
                      June 30, 2007 and 2006 (Unaudited).................................................7

                  Notes to Consolidated Financial Statements (Unaudited).................................8


Item 2.           Management's Discussion and Analysis or Plan of Operation.............................13

Item 3.           Controls and Procedures...............................................................16

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................................16

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...........................17

Item 3.           Defaults Upon Senior Securities.......................................................17

Item 4.           Submission of Matters to a Vote of Securities Holders.................................17

Item 5.           Other Information.....................................................................17

Item 6.           Exhibits..............................................................................17

                  Signatures............................................................................18


                                     PART I


                                     TRANS ENERGY, INC.
                                 Consolidated Balance Sheets
                                         (Unaudited)


                                                                  June 30,     December 31,
                                                                    2007           2006
                                                                -----------    -----------
     ASSETS
CURRENT ASSETS

      Cash                                                      $ 2,276,692    $   208,815
      Accounts Receivable, net of allowance for doubtful
           accounts of $-0- and $25,076, respectively               255,593        275,272
      Accounts Receivable, related parties                          575,100        569,600
      Deferred Financing Costs - current portion                    167,429           --
      Prepaid Expenses                                                1,250         22,500
                                                                -----------    -----------

      Total Current Assets                                        3,276,064      1,076,187
                                                                -----------    -----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
           of $114,209 and $84,510, respect                         582,361        490,753

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING

      Proved Properties                                           3,816,864      4,816,138
      Unproved Properties                                           243,454         10,156
      Pipelines                                                   1,392,648      1,392,648
      Accumulated depreciation, depletion                        (1,651,177)    (1,569,997)
                                                                -----------    -----------

      Net oil and gas properties                                  3,801,789      4,648,945
                                                                -----------    -----------

OTHER ASSETS

      Deferred Financing Costs, net of amortization of $6,528       326,313           --
      Other Assets                                                  208,334         35,524
                                                                -----------    -----------

      Total Other Assets                                            534,647         35,524
                                                                -----------    -----------

      TOTAL ASSETS                                              $ 8,194,861    $ 6,251,409
                                                                ===========    ===========

                          See notes to consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)
                                   (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   June 30,       December 31,
                                                                     2007            2006
----------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Accounts payable - trade                                      $  1,128,654    $  1,165,846
   Related party payables                                             224,242         237,347
   Accrued expenses                                                   386,836         357,781
   Judgments payable                                                     --           118,046
   Notes payable - Current Portion                                     60,075       1,258,381
   Notes payable - Related Parties                                       --           549.739
                                                                 ------------    ------------


     Total Current Liabilities                                      1,799,807       3,687,140
                                                                 ------------    ------------

LONG-TERM LIABILITIES

   Notes payable, net of unamortized discount
     of $953,522 and $0                                             5,637,576       1,663,509
   Asset retirement obligation                                        194,072         190,364
                                                                 ------------    ------------

     Total Long-Term Liabilities                                    5,831,648       1,853,873
                                                                 ------------    ------------

       Total Liabilities                                            7,631,455       5,541,013
                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT) (Note 7)

   Preferred stock; 10,000,000 shares authorized at $0.001 par
    value; -0- shares issued and outstanding                             --              --
   Common stock; 500,000,000 shares authorized at $0.001 par
    value; 9,153,065 and 9,450,565 shares issued and
    outstanding, respectively                                           9,513           9,451
   Additional paid-in capiital                                     34,039,154      33,727,680
   Accumulated deficit                                            (33,485,261)    (33,026,735)
                                                                 ------------    ------------

     Total Stockholders' Equity (Deficit)                            (563,406)        710,396
                                                                 ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                          $  8,194,861    $  6,251,409
                                                                 ============    ============

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                                        TRANS ENERGY, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Operations

                                                    (Unaudited)

                                                            For the Three Months Ended   For the Six Months Ended
                                                                     June 30,                   June 30,
                                                                2007          2006          2007          2006
                                                             ----------    ----------    ----------    ----------

REVENUES                                                        417,152       422,793       702,672       752,514
                                                             ----------    ----------    ----------    ----------

COSTS AND EXPENSES

                 Production Costs                               185,525       127,217       294,459       265,023
                 Depreciation, Depletion, and Amortization       58,187        54,267       126,682       194,017
                 Exploration Costs                               20,355          --         159,105          --
                 Selling, General and Administrative            640,724       396,244     1,135,030       589,842
                 Gain on Sale of Assets                        (775,139)     (704,116)     (775,139)     (704,116)
                                                             ----------    ----------    ----------    ----------

                 Total Costs and Expenses                       129,652      (126,388)      940,137       344,766
                                                             ----------    ----------    ----------    ----------

INCOME (LOSS) FROM OPERATIONS                                   287,500       549,181      (237,465)      407,748
                                                             ----------    ----------    ----------    ----------

OTHER INCOME (EXPENSES)

                 Interest Income                                  3,009          --           3,009          --
                 Gain on Extinguishment of Debt                    --           5,208        45,783         5,208
                 Interest Expense                              (171,440)      (40,429)     (269,852)      (71,799)
                                                             ----------    ----------    ----------    ----------

                 Total Other Income (Expenses)                 (168,431)      (35,221)     (221,060)      (66,591)
                                                             ----------    ----------    ----------    ----------

INCOME (LOSS) FROM OPERATIONS
                 BEFORE INCOME TAXES                            119,069       513,960      (458,525)      341,157

INCOME TAXES                                                       --            --            --            --
                                                             ----------    ----------    ----------    ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                        119,069       513,960      (458,525)      341,157
INCOME FROM DISCONTINUED OPERATIONS                                --         307,279          --         183,775
LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS                      --            --            --      (1,558,802)
                                                             ----------    ----------    ----------    ----------

NET INCOME (LOSS)                                               119,069       821,239      (458,525)   (1,033,870)
                                                             ==========    ==========    ==========    ==========

BASIC (LOSS) PER SHARE

                 Continuing Operations                             0.01          0.12         (0.05)         0.07
                 Discontinued Operations                           --            0.07          --           (0.30)
                                                             ----------    ----------    ----------    ----------

                 Total                                             0.01          0.19         (0.05)        (0.23)
                                                             ==========    ==========    ==========    ==========

DILUTED INCOME (LOSS) PER SHARE

                 Continuing Operations                             0.01          0.11         (0.05)         0.07
                 Discontinued Operations                           --            0.06          --           (0.27)
                                                             ----------    ----------    ----------    ----------

                 Total                                             0.01          0.17         (0.05)        (0.20)
                                                             ==========    ==========    ==========    ==========


WEIGHTED AVERAGE SHARES OUTSTANDING                           9,458,807     4,328,961     9,454,709     4,514,311
                                                             ==========    ==========    ==========    ==========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                   9,458,807     4,882,285     9,454,709     5,067,635
                                                             ==========    ==========    ==========    ==========


                                              See notes to consolidated financial statements.

                                                                  -5-


                                            TRANS ENERGY, INC. AND SUBSIDIARIES
                                 Consolidated Statement of Stockholders' Equity (Deficit)





                                               Common Stock
                                        ----------------------------       Additional
                                                                           Paid-in          Accumulated
                                           Shares          Amount          Capital            Deficit            Total
                                        ------------    ------------      ------------     -------------     ------------

Balance, December 31, 2006                 9,450,565    $     9,451       $ 33,727,680     $ (33,026,736)    $  710,395


Shares received for discontinued
  operations on March 31, 2007
  (unaudited)                                   --             --              261,536             --           261,536


Shares issued for services (unaudited)         52,500            52             49,938             --            50,000


Net loss for the six months ended
   June 30, 2007 (unaudited)                    --              --                --           (458,525)         (458,625)
                                        ------------   ------------       ------------     ------------      ------------

Balance, June 30, 2007 (unaudited)         9,513,065    $      9,513      $ 34,039,154     $(33,485,261)     $    563,406
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


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  For the Six Months Ended
                                                                           June 30,
                                                                     2007          2006
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                   $  (458,525)   $(1,033,870)
      Loss on discontinued operations                                   --        1,375,027
                                                                 -----------    -----------
      Loss from continuing operations                               (458,525)       341,157
      Adjustments to reconcile net loss
         to net cash from operating activities:
           Depreciation, depletion and amortization                  126,682        244,539
           Share-based compensation                                  261,536        118,000
           Gain on debt extinguishment                               (45,783)          --
           Gain of sale of assets                                   (775,139)      (704,116)
           Interest and accretion expense                             52,374           --
      Changes in operating assets and liabilities:
           Accounts receivable                                        19,679        535,487
           Accounts receivable related party                          (5,500)          --
           Prepaid expenses                                           21,250       (300,606)
           Accounts payable                                            8,591       (896,511)
           Related party payables                                    (13,105)          --
           Accrued expenses                                           29,058           --
           Judgments payable                                        (118,046)      (114,837)
                                                                 -----------    -----------

             Net cash provided (used) in operating activities:
              Continuing operations                                 (896,928)      (776,887)
              Discontinued operations                                   --          263,187
                                                                 -----------    -----------
              Net cash provided (used) in operating activities      (896,928)      (513,700)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of oil and gas properaties                1,442,139        726,824
      Expenditures for oil and gas properties                       (869,768)          --
      Expenditures for property and equipment                       (137,110)      (685,123)
                                                                 -----------    -----------
           Net cash provided by investing activities                 435,261         41,701
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from notes payable                              6,376,200        683,866
      Payments on notes payable                                   (3,346,917)       (58,261)
      Payments on related party debt                                (499,739)      (105,349)
                                                                 -----------    -----------
           Net cash provided by financing activities               2,529,544        520,256
                                                                 -----------    -----------

NET INCREASE IN CASH                                               2,067,877         48,257

CASH, BEGINNING OF PERIOD                                            208,815        439,258
                                                                 -----------    -----------

CASH, END OF PERIOD                                              $ 2,276,692    $   487,515
                                                                 ===========    ===========

CASH PAID FOR:
      Interest                                                   $   217,478    $    44,886
                                                                 ===========    ===========
      Income taxes                                               $      --      $      --
                                                                 ===========    ===========


Non-cash investing and financing activities
      Discount on debt for net profits interest                  $   765,000    $      --
      Conversion of related-party debt to common stock                50,000           --


                        See notes to consolidated financial statements.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
          information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

          Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation.

          Debt Issuance Costs

          Trans Energy accounts for debt issuance costs paid to third parties as deferred financing cost assets which are amortized to interest expense using the effective interest method over the same period as the related loans. Non-cash debit issuance costs directly related to proceeds of borrowings from lenders are recorded as discounts on the amounts borrowed and amortized to interest expense using the effective interest method over the same period as the related loans.

NOTE 2 -  GOING CONCERN

          Trans Energy's unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through June 30, 2007 of $33,485,261. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financings, and increases in operating revenues from new development and business acquisitions would enable Trans Energy to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing. Trans Energy's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 -  CONTINGENCIES AND COMMITMENTS

          Effective April 11, 2007, Trans Energy finalized an agreement with Dominion Transmission, Inc. to tap Dominion's transmission line for an additional point of sale for natural gas in Wetzel County, West Virginia. Trans Energy is responsible for reimbursing Dominion for all related expenses, which are estimated to cost $101,600. The tap installation was completed July 22, 2007.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 4 -  SIGNIFICANT EVENTS

          Effective January 9, 2007, Trans Energy completed the sale to Leatherwood Inc. for net cash proceeds of $667,000 of six oil and/or gas wells located in West Virginia. Trans Energy assigned all of its right, title, operating rights and interest including the right to produce, operate and maintain the wells.

          Effective January 10, 2007, Trans Energy acquired from National Gulf Production, Inc. 75% of National Gulf's rights and interest in and to certain oil and gas leases covering the oil and gas in and under certain tracts of land containing approximately 3,120 acres located in Trego County, Kansas for cash of $146,250. In addition, cash of $138,750 was paid in advance for Trans Energy's proportionate 75% share of the seismic acquisition, processing and interpretation cost, which was subsequently expensed.

          Effective February 7, 2007, Trans Energy entered into an agreement with P.D. Farr to purchase all rights, title and interests in the 384 acre Ezra Hays Lease in West Virginia including oil and gas wells, associated well equipment, interest in the natural gas sales pipeline, all rights to Dominion Gas sales meter and all pertinent rights-of-way for $138,000. On December 16, 2006, Trans Energy paid the sum of $10,000 as a down payment to be applied against the purchase price, with the unpaid balance of $128,000 due in installments, to be paid in full by July 10, 2007. As of June 30, 2007, the balance in full of $128,000 has been paid in cash.

          Effective April 4, 2007, Trans Energy farmed out 11,200 acres of unproven leases in Wetzel County to a Republic Partners VI, LP. Under the terms of the farm out agreement, Republic will conduct seismic data gathering, drilling, coring, and completion and production operations jointly with Trans Energy to earn a 50% working interest in the leases.

          Effective June 19, 2007, Trans Energy completed the sale to Leatherwood Inc. of three non-producing well bores located in West Virginia for net cash proceeds of $774,505. Trans Energy assigned all of its right, title, operating rights and interest including the right to produce, operate and maintain the wells. Trans Energy recorded a gain on sale of the property of $774,505

          Effective June 20, 2007, Trans Energy completed the purchase of 3.75 acres located in Wetzel County, West Virginia for cash in the amount of $44,000. This acreage was purchased for the purpose of installing a tap into Dominion's transmission line to create an additional point of sale for future wells drilled in Wetzel County, West Virginia.

NOTE 5 -  NOTES PAYABLE

          On June 18, 2007, Trans Energy repaid a short term related party note, dated September 11, 2006, bearing interest at the rate of 10% per annum, with cash in the amount of $100,000 plus accrued interest, for a total paid of $107,589.

          On June 18, 2007, Trans Energy repaid a short term related party note, dated September 11, 2006, bearing interest at the rate of 10% per annum, with cash in the amount of $30,000 plus accrued interest, for a total paid of $36,027. In addition, 62,500 shares of common stock were issued for the remaining balance due of $50,000.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 5 - NOTES PAYABLE (continued)

         On June 22, 2007, Trans Energy finalized a financing agreement with CIT Capital USA Inc. Under the terms of the agreement, CIT Capital USA Inc. will lend up to $18,000,000 (the "Borrowing Base"), to Trans Energy in the form of a senior secured revolving credit facility. Trans Energy has the ability, at additional cost, to increase the credit facility to $30,000,000 in the future, with increases in its reserves. Trans Energy gave CIT Capital USA Inc. a promissory note for all borrowings under the terms of the agreement. The note contains customary default provisions and additional financial covenants. Funds realized from the financing agreement will be used to facilitate the company's 2007 drilling program. As part of the financing agreement, Trans Energy conveyed to CIT Capital USA Inc. a first priority continuing security interest in, lien on and right of setoff against, all pledged securities and books and records pertaining to the collateral. In addition, Trans Energy conveyed to CIT Capital USA Inc. a 2% Net Profits Interest in and to all oil and gas properties currently owned and any additional oil and gas properties acquired in the future through to the date of maturity. The conveyance of the 2% Net Profits Interest has been accounted for as a sale, which was recorded against the values of oil and gas properties. Under the terms of the financing agreement, CIT Capital USA Inc. can elect after June 22, 2008, but on or prior to June 22, 2009 to sell the 2% NPI to Trans Energy at a value equal to 2% of Trans Energy's total reserve report value at the time. Trans Energy can elect after June 22, 2009, but on or prior to June 22, 2010 to buy the 2% NPI from CIT Capital USA Inc. at a value equal to 3% of Trans Energy's total reserve report value at the time. Trans Energy can elect after June 22, 2010, to buy the 2% NPI from CIT Capital USA Inc. at a value equal to 2% of Trans Energy's total reserve report value at the time. The reserve report value is to be based on proved reserves and to be calculated using a 10% discount, no inflation adjustment for expenditures and differential adjusted market pricing for revenues. The fair value of $765,000 has been recorded as a reduction of oil and gas properties and a discount on the note payable to CIT Capital USA Inc., with no gain recognized. The discount is being amortized using the effective interest method over the term of the note. Trans Energy also agreed to enter into hedge positions over the next five years on 70 % to 80% of natural gas production volumes. Under the terms of the agreement Trans Energy can elect varying interest payment terms and a variable interest rate based on different posted rates, at no additional cost. Borrowings under the note bear interest at either LIBOR plus a variable margin based on the utilization of the Borrowing Base, ranging from 1.75% to 5.25%; or at the Prime Rate plus the Federal Funds Rate plus 0.5% plus a variable margin based on the utilization of the Borrowing Base ranging from 1.75% to 5.25%. Interest payment due dates are elected at the time of borrowing and range from monthly to six months. Principal payments are due at maturity on June 15, 2010 for all borrowing outstanding on that date. Trans Energy shall have the right at any time to prepay any borrowing in whole or in part, before the date of maturity. Trans Energy also must pay CIT Capital USA Inc. a commitment fee for any unused commitments, including related letters of credit. The commitment fees range from 0.5% to 0.75% per annum of unused average commitments. Trans Energy paid $500,000 in financing fees to a placement agent in securing the CIT Capital USA Inc. financing agreement. These financing fees are being deferred and amortized using the effective interest method over the term of the note. Trans Energy paid $200,000 to CIT Capital USA Inc. as a structuring fee in securing the note. The structuring fee has been recorded as a discount on the note and is being amortized using the effective interest method over the term of the note. During the quarter ended June 30, 2007, Trans Energy received borrowings in the amount of $6,513,146, leaving an unused credit facility of $11,486,854.

                       TRANS ENERGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 5 - NOTES PAYABLE (continued)

          On June 22, 2007, Trans Energy repaid various related party notes in the amount of $96,985. In addition, the company repaid the following notes payable:

                                             Principal             Interest
                                             ---------             --------
                  Wesbanco                  $  240,226            $  1,218
                  United Bank                1,817,952              24,719
                  Huntington National          932,255               9,458
                  Karla Spencer                292,078               - 0 -

NOTE 6 - BUSINESS SEGMENTS

         The Company conducts its operations principally as oil and gas sales with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

         Certain financial information concerning Trans Energy's operations in different segments is as follows:

                                                For the six
                                                Months Ended    Oil and Gas      Pipeline
                                                  June 30,        Sales        Transmission       Corporate        Total
                                                 ---------     -----------      -----------      -----------    ------------

Revenue                                              2007      $   571,681      $   130,991      $      --      $   702,672
                                                     2006          599,545          152,969             --          752,514

Income (Loss) from                                   2007          768,090          129,475       (1,356,090)      (458,525)
continuing operations                                2006          884,059          113,531         (656,433)       341,157

Depreciation, depletion                              2007          113,655           13,027             --          126,682
and amortization                                     2006          157,313           36,705             --          194,017

Property and equipment                               2007        1,006,878             --               --        1,006,878
acquisitions, including                              2006          685,123             --               --          685,123
oil and gas properties


Total assets, net of intercompany accounts, as at:

June 30, 2007                                                  $ 7,471,206      $   723,655      $      --      $ 8,194,861
December 31, 2006                                                5,514,899          736,510             --        6,251,409

NOTE 7 - SUBSEQUENT EVENTS

         Effective July 1, 2007,  Trans Energy  implemented  an employee  401(k)
         plan  whereby  Trans  Energy  will  make  basic  safe-harbor   matching
         contributions to those employees electing to participate in the plan.

         On July 6, 2007, Trans Energy finalized an agreement with Triad Energy Corporation, Inc. for the transportation of natural gas through Trans Energy's transmission line in Pleasants and Tyler Counties, West Virginia.

         As required by the the CIT Creditor Agreement, on July 13, 2007, Trans Energy purchased a commodity put option for $310,000 in cash. The terms of the option are an exercise price of $7.35/MMBTU, Settlement Date Henry Hub price of Natural Gas as quoted by the NYMEX, and volumes ranging from 8,241 MMBTU per month to 5,244 MMBTU per month, beginning settlement on August 2, 2007 and ending settlement on ending on December 1, 2011, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation Results of Operations
                  ---------------------------------------------------------

         The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the three month period ended June 30, 2007 and 2006. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                                         Three Months Ended
                                                              June 30,
                                                      -------------------------
                                                       2007              2006
                                                      -------           -------
                                                            (Unaudited)

Total revenues ......................................  100%              100%
Total costs and expenses ............................   31%              (30%)
Income (loss) from operations .......................   69%              130%
Other income (expense) ..............................  (40%)              (8%)
Discontinued operations ..........................       --               73%
Net income (loss)...................................    29%              194%

         Total revenues from continuing operations for the three months ended June 30, 2007 decreased 1% compared to the second quarter of 2006, primarily due to decreased production and lower pipeline transmission revenues. We focused our efforts during the second quarter of 2007 on a work over program on our wells located in Wetzel County, West Virginia and capital raising activities. We expect production to continue to increase from this work over program during the third quarter of 2007. In addition, we started a drilling program in the second quarter of 2007 which will continue throughout the year.

         Depreciation,   depletion  and  amortization   and  accretion   expense
increased 7% in the 3 months ended June 30, 2007 as compared to the same period for 2006.

         Our income from operations for the second quarter of 2007 was $287,500 compared to a gain from operations of $549,181 for the second quarter of 2006. This decrease is due to an increase in selling, general and administrative expenses due to the associated expenses of our debt financing and the increase in our production costs associated with the implementation of our work over program.

         Our net income for the second quarter of 2007 was $119,069 compared to a net income of $821,239 for the second quarter of 2006. In 2006, we recorded income from continuing operations of $513,960 and $307,279 in income from discontinued operations due to the disposal of Arvilla.

         The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the six month period ended June 30, 2007 and 2006. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                           Six Months Ended
                                                              June 30,
                                                      -------------------------
                                                       2007              2006
                                                      -------           -------
                                                            (Unaudited)

Total revenues ......................................  100%              100%
Total costs and expenses ............................  134%              (46%)
Income (loss) from operations .......................  (34%)              54%
Other income (expense) ..............................  (31%)              (9%)
Discontinued operations ..........................       --             (183%)
Net income (loss)...................................   (65%)            (137%)

         Total revenues from continuing operations for the six months ended June 30, 2007 decreased 7% compared to the second quarter of 2006, primarily due to lower pipeline revenues as well as the sale of the Wyoming wells. We have focused our efforts during the first six months of 2007 on a work over program on our wells located in Wetzel County, West Virginia. We expect production to continue to increase from this work over program during the third quarter of 2007. In addition, we started a drilling program in June 2007 which will continue throughout the year.

         Depreciation,   depletion  and  amortization   and  accretion   expense
decreased 35% in the six months ended June 30, 2007 as compared to the same period in 2006.

         We had a loss from operations for the six months ended June 30, 2007 of $237,465 compared to a gain from operations of $407,748 for the six months ended June 30, 2006 due to an increase in selling, general and administrative expenses due to the associated expenses of our debt financing and the increase in our production costs associated with the implementation of our work over program.

         Our net loss for the first six months of 2007 was $458,525 compared to a loss of $1,033,870 for the first six months of 2006. We recorded a loss from discontinued operations in 2006 of $1,558,802 due to the disposal of Arvilla.

         For the remainder of fiscal year 2007, management expects selling, general and administrative expenses to increase. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2007.

Liquidity and Capital Resources
-------------------------------

         Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At June 30, 2007, we had a working capital surplus of $1,476,257 compared to a deficit of $2,610,953 at December 31, 2006. This increase in working capital surplus is primarily attributed to the sale of wells in Marion County from which we realized cash of $760,000, as well as cash received from our debt financing.

         During the first six months of 2007, operating activities used net cash of $896,928 compared to $513,700 for the same period of 2006. This increased negative cash flow from operating activities is primarily attributable to decreased revenues and our decision to pay off the outstanding payables and judgments, as well as increased expenses related to the workover program and the seismic acquisition in Kansas.

         Net cash provided by investing activities for the first six months of 2007 was $435,261 compared to $41,701 in 2006. We used $869,768 for the purchase of oil and gas properties and $137,110 to purchase property and equipment and

$1,442,139 was received from the sale of wells for the six month period ended June 30, 2007 compared to no expenditures for the purchase of oil and gas properties and $685,123 to purchase property and equipment and $726,824 was received from the sale of wells in the six month period ended June 30, 2006.

         During the first six months of 2007, we were provided net cash in financing activities of $2,529,544 compared to $520,256 in the same period of 2006. In 2007, we borrowed $6,376,200 and repaid $3,346,917 in notes payable.

         We anticipate meeting our working capital needs during the remainder of the current fiscal year with revenues from our ongoing operations, particularly from our wells in Wetzel, Marion and Doddridge Counties, West Virginia and new third party natural gas wells drilled in West Virginia, which gas goes into our 6-inch pipeline. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms. In addition, we have an available credit facility of $11,486,854 which we plan to use to fund our drilling program in Wetzel, Marion, and Doddridge Counties, West Virginia.

         Because of our continued losses, working capital deficit, and need for additional funding, there exists substantial doubt about our ability to continue as a going concern. Historically, our revenues have not been sufficient to cover operating costs. However, we may potentially need to rely on proceeds from the sale of common stock, debt or equity financings, and increased operating revenues from new developments to allow us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.

Inflation
---------

         In the opinion of our management, inflation has not had a material effect on our operations.

Forward-looking and Cautionary Statements
-----------------------------------------

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

         o    success of our drilling activities;

         o volatility of the stock market, particularly within the energy sector; and

         o    general economic conditions.

         Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Item 3.           Controls and Procedures
                  -----------------------

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The disclosure controls and procedures were considered not effective due to the adjusting entries proposed by our auditors related to the discount on the new financing. We have put procedures in place to properly disclose these amounts in the future.

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II

Item 1.           Legal Proceedings
-------           -----------------

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds
-------           -----------------------------------------------------------

On June 18, 2007, we issued 62,500 shares of our common stock, valued at $0.80 per share, to William F. Woodburn in consideration for the balance of $50,000 remaining on a short-term related party note. The shares were issued in a private, non-public isolated transaction pursuant to exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.           Defaults Upon Senior Securities
-------           -------------------------------

None.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

No matters were submitted to a vote of our securities holders during the second quarter ended June 30, 2007.

Item 5.           Other Information
-------           -----------------

The following reports were filed with the SEC on Form 8-K during the six month period ended June 30, 2007.

         April 7, 2007 - reporting under Item 3.01 the notice of delisting or failure to satisfy a continued listing rule or standard.

         June 22, 2007 - reporting under Item 1.01 the entry into a material definitive agreement for financing with CIT Capital USA, Inc.


Item 6.           Exhibits
-------           --------

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

                                   TRANS ENERGY, INC.

Date:  August 16, 2007              By  /S/  JAMES K. ABCOUWER
                                        -----------------------
                                    JAMES K. ABCOUWER
                                    Chief Executive Officer and Director


Date:  August 16, 2007              By  /S/  LISA A. CORBITT
                                        -------------------------------
                                    LISA A. CORBITT
                                    Controller, Principal Financial Officer
                                    (Principal Accounting Officer)