Form 10QSB
period 2007-09-30
TRANS ENERGY INC
filed 2007-11-13
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-23530

TRANS ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of	93-0997412 (I.R.S. Employer
incorporation or organization)	Identification No.)

210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170

(Address of principal executive offices)

Registrant’s telephone no., including area code: (304) 684-7053

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2) of the Exchange Act. Yes (  ) No (X)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 23, 2007
Common Stock, $.001 par value	9,513,065

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

Table of Contents

Heading	Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Consolidated Balance Sheets – September 30, 2007 and

December 31, 2006 (Unaudited)	3

Consolidated Statements of Operations – three and nine months ended

September 30, 2007 and 2006 (Unaudited)	5

Consolidated Statement of Stockholders’ Equity (Deficit) - nine months

ended September 30, 2007 (Unaudited)	6

Consolidated Statements of Cash Flows – nine months ended

September 30, 2007 and 2006 (Unaudited)	7

                        Notes to Consolidated Financial Statements (Unaudited)                                                         8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	16

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures	18

PART I

Item 1.	Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS

Cash	$ 1,460,202	$ 208,815
Accounts Receivable, net of allowance for doubtful
accounts of $-0- and $25,076, respectively	304,310	275,272
Accounts Receivable - related parties	484,776	569,600
Deferred Financing Costs	167,429	-
Derivative Instruments	50,116	-
Prepaid Expenses	625	22,500

Total Current Assets	2,467,458	1,076,187

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $143,007 and $84,510, respectively	647,706	490,753

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING

Proved Properties	6,975,495	4,816,138
Unproved Properties	244,949	10,156
Pipelines	1,649,949	1,392,648
Accumulated depreciation, depletion and amortization	(1,684,641)	(1,569,997)

Net oil and gas properties	7,185,752	4,648,945

OTHER ASSETS

Deferred Financing Costs, net of amortization of $76,942	284,661	-
Derivative Instruments	200,465	-
Other Assets	208,334	35,524

Total Other Assets	693,460	35,524

TOTAL ASSETS	$ 10,994,376	$ 6,251,409

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable, trade	$ 1,603,545	$ 1,165,846
Accounts Payable - related party	246,911	237,347
Accrued Expenses	402,506	326,781
Accrued Expenses - related party	31,000	31,000
Judgments Payable	-	118,046
Notes Payable	88,433	1,258,381
Notes Payable - related parties	-	549,739

Total Current Liabilities	2,372,395	3,687,140

LONG-TERM LIABILITIES

Notes Payable, net of unamortized discount
of $872,296 and $0, respectively	8,466,218	1,663,509
Asset Retirement Obligation	205,467	190,364

Total Long - Term Liabilities	8,671,685	1,853,873

Total Liabilities	11,044,080	5,541,013

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized at $0.001 par
value; -0- and -0- shares issued and outstanding, respectively	-	-
Common stock; 500,000,000 shares authorized at $0.001 par value;
9,513,065 and 9,450,565 shares issued and outstanding, respectively	9,513	9,451
Additional paid-in capital	34,104,540	33,727,680
Accumulated deficit	(34,163,757)	(33,026,735)

Total Stockholders' Equity (Deficit)	(49,704)	710,396

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 10,994,376	$ 6,251,409

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES	$ 416,837	$ 337,079	$ 1,119,109	$ 1,089,593

COSTS AND EXPENSES

Production Costs	253,073	95,715	547,130	360,738
Depreciation, Depletion, and Amortization	62,264	50,427	188,946	244,444
Exploration Costs	10,000	-	169,105	-
Selling, General and Administrative	493,722	1,887,105	1,628,752	2,476,947
Gain on Sale of Assets	-	(14,900)	(775,139)	(719,016)

Total Costs and Expenses	819,059	2,018,347	1,758,794	2,363,113

LOSS FROM OPERATIONS	(402,222)	(1,681,268)	(639,685)	(1,273,520)

OTHER INCOME (EXPENSES)

Interest Income	20,599	-	23,610	-
Gain on Extinguishment of Debt	34,918	11,864	80,701	17,072
Interest Expense	(306,610)	(73,406)	(576,462)	(145,599)
Loss on Derivative Instruments	(25,186)	-	(25,186)	-

Total Other Income (Expenses)	(276,279)	(61,542)	(497,337)	(128,527)

(LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(678,501)	(1,742,810)	(1,137,022)	(1,402,047)

INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(678,501)	(1,742,810)	(1,137,022)	(1,402,047)
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	183,775
LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS	-	-	-	(1,374,290)

NET LOSS	$ (678,501)	$ (1,742,810)	$ (1,137,022)	$ (2,592,562)

LOSS PER SHARE - BASIC AND DILUTED

Continuing Operations	$ (0.07)	$ (0.25)	$ (0.12)	$ (0.26)
Discontinued Operations	-	-	-	(0.22)

Total	$ (0.07)	$ (0.25)	$ (0.12)	$ (0.48)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	9,513,065	6,938,208	9,474,375	5,405,293

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)
For the nine months ended September 30, 2007
(Unaudited)

	Common Stock		Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	9,450,565	$ 9,451	$ 33,727,680	$ (33,026,735)	$ 710,396

Fair value of options granted			326,922		326,922

Shares issued for debt conversion	62,500	62	49,938		50,000

Net loss for the nine months
ended September 30, 2007				(1,137,022)	(1,137,022)

Balance, September 30, 2007	9,513,065	$ 9,513	$ 34,104,540	$ (34,163,757)	$ (49,704)

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,137,022)	$ (2,592,562)
Loss from discontinued operations	-	1,190,515
Loss from continuing operations	(1,137,022)	(1,402,047)
Adjustments to reconcile net loss
to net cash from operating activities:
Depreciation, depletion and amortization	188,946	244,444
Share-based compensation	326,922	1,672,000
Value of options and beneficial conversion feature	-	38,261
Gain on debt extinguishment	(80,701)	(17,072)
Gain on sale of assets	(775,139)	(719,016)
Amortization of financing cost and debt discount	168,822	-
Accretion expense	18,847	-
Unrealized loss on derivative contract	59,419	-
Changes in operating assets and liabilities:
Accounts receivable	(29,038)	601,432
Accounts receivable - related party	84,824	-
Prepaid expenses	21,875	2,823
Other assets	-	(5,392)
Accounts payable	518,401	(1,223,399)
Accounts payable - related party	9,564	211,404
Accrued expenses	75,725	(313,610)
Judgments payable	(118,046)	38,335
Net cash provided (used) in operating activities:
Continuing operations	(666,601)	(871,837)
Discontinued operations	-	132,223
Net cash used in operating activities	(666,601)	(739,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	-	(245,019)
Proceeds from sale of assets	1,442,139	1,003,000
Expenditures for oil and gas properties	(4,287,195)	(2,163,783)
Expenditures for property and equipment	(231,255)	(282,807)
Net cash used by investing activities	(3,076,311)	(1,688,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	270,000
Cash paid for derivative contracts	(310,000)	-
Proceeds from notes payable, net of financing costs and cash
discount of $701,017 and -0-, respectively	9,166,800	1,929,671
Payments on notes payable	(3,362,762)	(255,362)
Proceeds from related party notes payable	-	450,000
Payments on related party debt	(499,739)	(18,997)
Net cash provided by financing activities	4,994,299	2,375,312

NET CHANGE IN CASH	1,251,387	(52,911)

CASH, BEGINNING OF PERIOD	208,815	439,258

CASH, END OF PERIOD	$ 1,460,202	$ 386,346

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$ 246,396	$ 102,224
Income taxes	$ -	$ -

Non-cash investing and financing activities
Common stock issued for debt	$ -	$ 609,135
Investments purchased by the assumption of debt	$ -	$ 207,608
Property acquired for common stock	$ -	$ 680,000
Treasury stock cancelled	$ -	$ 755,737
Discount on debt for net profits interest	$ 765,000	$ -
Conversion of related-party debt to common stock	$ 50,000	$ -

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation.

Debt Issuance Costs

Trans Energy accounts for debt issuance costs paid to third parties as deferred financing cost assets which are amortized to interest expense using the effective interest method over the same period as the related loans. Issuance costs directly related to proceeds of borrowings from lenders and paid to lenders are recorded as discounts on the amounts borrowed and amortized to interest expense using the effective interest method over the same period as the related loans.

NOTE 2 – GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through September 30, 2007 of $34,163,757. Revenues have not been sufficient to cover its operating costs and, accordingly raise substantial doubt about Trans Energy’s ability to continue as a going concern. The potential proceeds from the sale of common stock, sale of assets, other contemplated debt and equity financings, and increases in operating revenues from new development and business acquisitions would enable Trans Energy to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing. Trans Energy’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SIGNIFICANT EVENTS

Effective January 9, 2007, Trans Energy completed the sale to Leatherwood Inc. for net cash proceeds of $667,000 of six oil and/or gas wells located in West Virginia. Trans Energy assigned all of its rights, title, operating rights and interest including the right to produce, operate and maintain the wells. No gain or loss was recorded on this sale.

Effective January 10, 2007, Trans Energy acquired from National Gulf Production, Inc. 75% of National Gulf's rights and interest in and to certain oil and gas leases covering the oil and gas in and under certain tracts of land containing approximately 3,120 acres located in Trego County, Kansas for cash of $146,250. In addition, cash of $138,750 was paid in advance for Trans Energy’s proportionate 75% share of the seismic acquisition, processing and interpretation cost, which was subsequently expensed. As of October 1, 2007, Trans Energy’s share has been reduced to 56.25% with the addition of a new partner.

Effective February 7, 2007, Trans Energy entered into an agreement with P.D. Farr to purchase all rights, title and interests in the 384 acre Ezra Hays Lease in West Virginia including oil and gas wells, associated well equipment, interest in the natural gas sales pipeline, all rights to Dominion Gas sales meter and all pertinent rights-of-way for $138,000. On December 16, 2006, Trans Energy paid the sum of $10,000 as a down payment to be applied against the purchase price, with the unpaid balance of $128,000 which was paid in full during the first six months of 2007.

Effective April 4, 2007, Trans Energy farmed out 11,200 acres of unproven leases in Wetzel County to Republic Partners VI, LP. Under the terms of the farm out agreement, Republic was to conduct seismic data gathering, drilling, coring, completion and production operations jointly with Trans Energy to earn a 50% working interest in the leases.

Effective June 19, 2007, Trans Energy completed the sale to Leatherwood Inc. of three non-producing well bores located in West Virginia for net cash proceeds of $774,505. Trans Energy assigned all of its right, title, operating rights and interest, including the right to produce, operate and maintain the wells. Trans Energy recorded a gain on sale of the property of $774,505.

Effective June 20, 2007, Trans Energy completed the purchase of 3.75 acres located in Wetzel County, West Virginia for cash in the amount of $44,000. This acreage was purchased for the purpose of installing a tap into Dominion’s transmission line to create an additional point of sale for future wells drilled in Wetzel County, West Virginia.

Effective July 1, 2007, Trans Energy implemented an employee 401(k) plan whereby Trans Energy will make basic safe-harbor matching contributions to those employees electing to participate in the plan.

Effective July 13, 2007, as required by the CIT Creditor Agreement, Trans Energy purchased a commodity put option for $310,000 in cash. The terms of the option establish a floor price of $7.35/MMBTU, Settlement Date Henry Hub price of Natural Gas as quoted by the NYMEX, for volumes ranging from 8,241 MMBTU per month to 5,244 MMBTU per month, beginning settlement on August 2, 2007 and ending settlement on December 1, 2011. This put option places no limit on the upside price for Trans Energy’s gas production. If the monthly closing price of Henry Hub gas index is below the floor price then Trans Energy receives proceeds equal to the difference between the floor price and the closing price. The cost of the put option and proceeds, if any, as well as changes in the fair market value of the put options, are charged to other income (expense) as gain (loss) on derivative instruments. As of September 30, 2007, Trans Energy had a total loss on the derivative instrument of $25,186, of which $34,233 was a realized gain and $59,419 was an unrealized loss.

NOTE 4 –NOTES PAYABLE

On January 10, 2007, Trans Energy repaid a short-term related party note, dated September 11, 2006, bearing interest at the rate of 10% per annum, with cash in the amount of $270,000 plus accrued interest, for a total paid of $278,951.

On June 18, 2007, Trans Energy repaid a short-term related party note, dated September 11, 2006, bearing interest at the rate of 10% per annum, with cash in the amount of $100,000 plus accrued interest, for a total paid of $107,589.

On June 18, 2007, Trans Energy repaid a short-term related party note, dated September 11, 2006, bearing interest at the rate of 10% per annum, with cash in the amount of $30,000 plus accrued interest, for a total paid of $36,027. In addition, 62,500 shares of common stock were issued for the remaining balance due of $50,000.

For the nine months ended September 30, 2007, Trans Energy also repaid various other related party notes in the principal amount of $99,739.

On June 22, 2007, Trans Energy finalized a financing agreement with CIT Capital USA Inc. Under the terms of the agreement, CIT Capital USA Inc. will lend up to $18,000,000 (the “Borrowing Base”), to Trans Energy in the form of a senior secured revolving credit facility. Trans Energy has the ability, at additional cost, to increase the credit facility to $30,000,000 in the future, with increases in its reserves. Trans Energy gave CIT Capital USA Inc. a promissory note for all borrowings under the terms of the agreement. The note contains customary default provisions and additional financial covenants. Funds realized from the financing agreement will be used to facilitate Trans Energy’s 2007 drilling program. As part of the financing agreement, Trans Energy conveyed to CIT Capital USA Inc. a first priority continuing security interest in, lien on and right of setoff against, all property, assets, security interests, related books and records, and any proceeds from the sale of or revenue generated from the foregoing, whether now owned or acquired at anytime in the future. In addition, Trans Energy conveyed to CIT Capital USA Inc. a 2% Net Profits Interest, valued at $765,000, in and to all oil and gas properties currently owned and any additional oil and gas properties acquired in the future through to the date of maturity. The conveyance of the 2% Net Profits Interest has been accounted for as a sale, which was recorded against the values of oil and gas properties. Under the terms of the financing agreement, CIT Capital USA Inc. can elect after June 22, 2008, but on or prior to June 22, 2009 to sell the 2% NPI to Trans Energy at a value equal to 2% of Trans Energy’s total reserve report value at the time. Trans Energy can elect after June 22, 2009, but on or prior to June 22, 2010 to buy the 2% NPI from CIT Capital USA Inc. at a value equal to 3% of Trans Energy’s total reserve report value at the time. Trans Energy can elect after June 22, 2010, to buy the 2% NPI from CIT Capital USA Inc. at a value equal to 2% of Trans Energy’s total reserve report value at the time. The reserve report value is to be based on proved reserves and to be calculated using a 10% discount, no inflation adjustment for expenditures and differential adjusted market pricing for revenues. The fair value of $765,000 has been recorded as a reduction of oil and gas properties and a discount on the note payable to CIT Capital USA Inc., with no gain recognized. The discount is being amortized using the effective interest method over the term of the note. Trans Energy also agreed to enter into the commodity put option positions over the next five years on 70 % to 80% of natural gas production volumes. Under the terms of the agreement Trans Energy can elect varying interest payment terms and a variable interest rate based on different posted rates, at no additional cost. Borrowings under the note bear interest at either LIBOR plus a variable margin based on the utilization of the Borrowing Base, ranging from 1.75% to 5.25%; or at the Prime Rate plus the Federal Funds Rate plus 0.5% plus a variable margin based on the utilization of the Borrowing Base ranging from 1.75% to 5.25%.

Interest payment due dates are elected at the time of borrowing and range from monthly to six months. Principal payments are due at maturity on June 15, 2010 for all borrowings outstanding on that date. Trans Energy shall have the right at any time to prepay any borrowing in whole or in part, before the date of maturity. Trans Energy also must pay CIT Capital USA Inc. a commitment fee for any unused commitments, including related letters of credit. The commitment fees range from 0.5% to 0.75% per annum of unused average commitments. Trans Energy paid $500,000 in financing fees to a placement agent in securing the CIT Capital USA Inc. financing agreement. These financing fees are being deferred and amortized using the effective interest method over the term of the note. Trans Energy paid $200,000 to CIT Capital USA Inc. as a structuring fee in securing the note. The structuring fee has been recorded as a discount on the note and is being amortized using the effective interest method over the term of the note. For the nine months ended September 30, 2007, Trans Energy’s total borrowings from CIT amount to $9,213,146, leaving an unused available credit facility of $8,786,854.

For the nine months ended September 30, 2007, Trans Energy had additional borrowings in the amount of $654,671 to fund workover programs and various property and equipment purchases. The terms range from 6.75% to 13.24% interest with repayment periods from 36 to 48 months.

On June 22, 2007, Trans Energy also repaid the following notes payable balances as they were on at that date:

	Principal	Interest
Wesbanco	$ 240,226	$ 1,218
United Bank	1,817,952	24,719
Huntington National	932,255	9,458
Karla Spencer	292,078	- 0 -

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS

Trans Energy entered into a derivative contract to provide a measure of stability in the cash flows associated with Trans Energy’s gas production and to manage exposure to commodity prices. None of the derivative contracts Trans Energy entered into have been designated as cash flow hedges or fair value hedges. Trans Energy recorded a total loss of $25,186 related to its derivative instruments for the three months ended September 30, 2007, of which $34,233 was a realized gain and $59,419 was an unrealized loss.

Natural Gas Derivatives

Trans Energy entered into participating commodity put options on natural gas whereby Trans Energy receives a floor price. The following table shows the monthly volumes and the floor price.

			Average
Start	End	Volume	Floor
Month	Month	MMBTU/Month	$/MMBTU
July ‘07	Dec ‘07	8,241	$ 7.350
Jan ‘08	Dec ‘08	6,915	$ 7.350
Jan ‘09	Nov ‘09	6,370	$ 7.350
Jan ‘10	Dec ‘10	5,560	$ 7.350
Jan ‘11	Dec ‘11	5,244	$ 7.350

NOTE 6 – BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

For the nine
Months Ended	Oil and Gas	Pipeline
September 30,	Sales	Transmission	Corporate	Total

Revenue	2007	$ 915,606	$ 203,503	$--	$1,119,109
2006	924,724	164,869	--	1,089,593

Income (Loss) from	2007	1,074,947	164,722	(2,376,691)	(1,137,022)
continuing operations	2006	782,312	164,061	(2,348,420)	(1,402,047)

Depreciation, depletion	2007	169,651	19,295	--	188,946
and amortization	2006	198,858	45,586	--	244,444

Property and equipment	2007	4,276,260	257,301	--	4,518,450
acquisitions, including	2006	2,446,590	--	--	2,446,590

oil and gas properties

Total assets, net of intercompany accounts:

September 30, 2007	$ 10,140,722	$ 853,654	$--	$10,994,376
December 31, 2006	5,514,899	736,510	--	6,251,409

For the three
Months Ended	Oil and Gas	Pipeline
September 30,	Sales	Transmission	Corporate	Total

Revenue	2007	$ 344,325	$72,512	$--	$416,837
2006	325,179	11,900	--	337,079

Income (Loss) from	2007	306,853	35,247	(1,020,601)	(678,501)
continuing operations	2006	(72,767)	21,944	(1,691,987)	(1,742,810)

Depreciation, depletion	2007	55,996	6,268	--	62,264
and amortization	2006	41,546	8,881	--	50,427

Property and equipment	2007	3,409,972	101,600	--	3,511,572
acquisitions, including	2006	1,761,467	--	--	1,761,467

oil and gas properties

Total assets, net of intercompany accounts:

September 30, 2007	$ 10,140,722	$ 853,654	$--	$10,994,376
December 31, 2006	5,514,899	736,510	--	6,251,409

NOTE 7 – SUBSEQUENT EVENTS

On October 25, 2007, the CIT Capital debt agreement dated June 15, 2007 was amended to provide the Company additional time, until March 31, 2008, to meet various financial statement ratio covenants to avoid default.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Three months ended September 30, 2007 compared to September 30, 2006

The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the three months ended September 30, 2007 and 2006. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Three Months Ended
September 30,
2007	2006
(Unaudited)

Total revenues .............................................................................	100%	100%
Total costs and expenses .................................................................	(197%)	(599%)
Income (loss) from operations .........................................................	(97%)	(499%)
Other income (expense) .................................................................	(67%)	(19%)
Net income (loss).......................................................................... (163%)	(517%)

Total revenues for the three months ended September 30, 2007 increased 24% compared to the third quarter of 2006, primarily due to acquisitions and increased production from the efforts of the work over program. We focused our efforts during the third quarter of 2007 on a work over program on our wells located in Wetzel and Marion Counties, West Virginia and the implementation of our drilling program. We expect production to continue to increase from this work over program as well as our drilling program during the fourth quarter of 2007.

Production costs increased 165% in the three months ended September 30, 2007 as compared to the same period for 2006, primarily due to expenses associated with our workover program.

Depreciation, depletion and amortization expense increased 24% in the three months ended September 30, 2007 as compared to the same period for 2006, due to the increase in production and property, plant, and equipment.

Interest expense increased 318% in the three months ended September 30, 2007 as compared to the same period for 2006, primarily due to increased borrowings for our drilling and workover program.

Our loss from operations for the third quarter of 2007 was $402,222 compared to a loss from operations of $1,681,268 for the third quarter of 2006. This decrease is primarily due to a decrease in selling, general and administrative expenses. This decrease in selling, general and administrative expenses is related to the value of shares issued for signing bonuses to its officers and directors during the third quarter 2006.

Our net loss for the third quarter of 2007 was $678,501 compared to a net loss of $1,742,810 for the third quarter of 2006.

The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the nine month periods ended September 30, 2007 and 2006. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Nine Months Ended
September 30,
2007	2006
(Unaudited)

Total revenues .............................................................................	100%	100%
Total costs and expenses .................................................................	(158%)	(217%)
Income (loss) from operations .........................................................	(58%)	(117%)
Other income (expense) .................................................................	(45%)	(12%)
Discontinued operations .................................................................	-	(110%)
Net loss ....................................................................................	(102%)	(238%)

Total revenues from continuing operations for the nine months ended September 30, 2007 increased 3% compared to the third quarter of 2006, primarily due to acquisitions and increased production from the efforts of the work over program. We have focused our efforts during the first nine months of 2007 on a work over program on our wells located in Wetzel and Marion Counties, West Virginia, and the implementation of our drilling program. We expect production to continue to increase from this work over program as well as our drilling program during the fourth quarter of 2007.

Production costs increased 52% for the nine months ended September 30, 2007 as compared to the same period for 2006, primarily due to expenses associated with our workover program.

Depreciation, depletion and amortization expense decreased 23% in the nine months ended September 30, 2007 as compared to the same period in 2006, due to the increased reserves at December 31, 2006, therefore increasing our depletion base.

Exploration costs increased in the nine months ended September 30, 2007 due to expenditures for seismic data relating to the Trego County Kansas acreage.

Interest expense increased 296% for the nine months ended September 30, 2007 as compared to the same period for 2006, primarily due to increased borrowings for our drilling and workover program.

We had a loss from operations for the nine months ended September 30, 2007 of $639,685 compared to a loss from operations of $1,273,520 for the nine months ended September 30, 2006 primarily due to a decrease in selling, general and administrative expenses. This decrease in selling, general and administrative expenses is related to the value of shares issued for signing bonuses to its officers and directors during the third quarter 2006.

We recorded a loss from discontinued operations in 2006 of $1,190,515 due to the disposal of Arvilla. Our net loss for the first nine months of 2007 was $1,137,022 compared to a loss of $2,592,562 for the first nine months of 2006.

For the remainder of fiscal year 2007, management expects selling, general and administrative expenses to remain constant. The cost of oil and gas produced is expected to fluctuate with the amount produced and with prices of oil and gas, and management anticipates that revenues are likely to increase during the remainder of 2007.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At September 30, 2007, we had a working capital surplus of $95,063 compared to a deficit of $2,610,953 at December 31, 2006. This increase in working capital surplus is primarily attributed to the sale of wells in Marion County from which we realized net cash proceeds of $1,442,139, increased efforts from our work over program, as well as cash received from our debt financing.

During the first nine months of 2007, operating activities used net cash of $666,601 compared to $739,614 for the same period of 2006. This increased negative cash flow from operating activities is primarily attributable to our decision to pay off the outstanding payables and judgments, as well as increased expenses related to the workover program and the seismic acquisition in Kansas.

Net cash used by investing activities for the first nine months of 2007 was $3,076,311 compared to net cash used of $1,688,609 in 2006. We used $4,287,195 for the purchase of oil and gas properties and $231,255 to purchase property and equipment and $1,442,139 was received from the sale of wells for the nine month period ended September 30, 2007 compared to $2,163,783 for the purchase of oil and gas properties and $282,807 to purchase property and equipment and $1,003,000 was received from the sale of wells in the nine month period ended September 30, 2006.

During the first nine months of 2007, we were provided net cash from financing activities of $4,994,299 compared to $2,375,312 in the same period of 2006. In 2007, we borrowed $9,166,800, net of financing cost and cash discount, and repaid $3,362,762 in notes payable.

We anticipate meeting our working capital needs during the remainder of the current fiscal year with revenues from our ongoing operations, particularly from our wells in Wetzel, Marion and Doddridge Counties, West Virginia and new third party natural gas wells drilled in West Virginia, which gas goes into our 6-inch pipeline. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms. In addition, we have an available credit facility of $8,786,854 which we plan to use to fund our drilling program in Wetzel, Marion, and Doddridge Counties, West Virginia.

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

Recent Events

Trans Energy began drilling its first of two joint venture wells located in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. The total cost per well is estimated to be $750,000 to $850,000, of which Republic Partners will pay for 100% of the cost of the first well and 50% of each additional well to earn a 50% working interest. Drilling began on October 15, 2007, with an estimated drilling completion date of November 15, 2007 for the first well. The drilling of the second well will be contingent upon the success of the first well.

Trans Energy began the construction of an 8 inch pipeline located in Wetzel County, West Virginia which will transport gas from the new wells drilled during the quarter ended September 30, 2007, in addition to transporting gas for third parties. The pipeline is expected to be completed before the end of the year and is expected to cost $1,200,000.

Forward-looking and Cautionary Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties involved in the rate of growth of our business and acceptance of any products or services;

•	success of our drilling activities;

•	volatility of the stock market, particularly within the energy sector; and

•	general economic conditions.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The disclosure controls and procedures were considered not effective due to the adjusting entry proposed by our auditors related to accrued liabilities and accrued receivables. We have put procedures in place to properly disclose these amounts in the future.

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

Information concerning certain material pending legal proceedings to which we are a party, or to which any of our property is subject, is set forth below:

On September 22, 2000, Tioga Lumber Company obtained a judgment of $43,300 plus interest in the Circuit Court of Pleasants County, West Virginia, against Tyler construction Company for breach of contract. On February 28, 2002, we reached a negotiated payment schedule with Tioga and made the initial payment. We believe that we have satisfied the balance owed to Tioga of $26,233, although the judgment has not yet been released. We are proceeding to secure the release of the judgment.

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

No matters were submitted to a vote of our securities holders during the third quarter ended September 30, 2007.

Item 5.	Other Information

The following reports were filed with the SEC on Form 8-K during the nine month period ended September 30, 2007.

April 7, 2007 – reporting under Item 3.01 the notice of delisting or failure to satisfy a continued
listing rule or standard.

June 22, 2007 – reporting under Item 1.01 the entry into a material definitive agreement for         financing with CIT Capital USA, Inc.

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

TRANS ENERGY, INC.

Date: November 9, 2007	By /S/ JAMES K. ABCOUWER______
JAMES K. ABCOUWER
Chief Executive Officer and Director

Date: November 9, 2007	By /S/ LISA A. CORBITT___________
LISA A. CORBITT
Controller, Principal Financial Officer
(Principal Accounting Officer)