Form 10KSB
period 2007-12-31
TRANS ENERGY INC
filed 2008-04-15
CIK 919721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2007

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23530

                               TRANS ENERGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                            93-0997412
--------------------------------                  ------------------------------
(State  or  other   jurisdiction                         (I.R.S. Employer
of incorporation or organization)                        Identification No.)

         210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170
                    (Address of principal executive offices)

         Registrant's telephone no., including area code: (304) 684-7053

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2) of the Exchange Act. Yes ( ) No (X)

         State the issuer's revenues for its most recent fiscal year. $1,519,377

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $3,804,818 (Based on price of $.80 per share on March 31, 2007)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding as of  March 31, 2008
-----------------------------                 ----------------------------------
Common Stock, $.001 par value                           10,160,065

Transitional Small Business Disclosure Format (Check one):  Yes (  )  No (X)

                               TRANS ENERGY, INC.
                                Table of Contents



                                                                            Page
                                                                            ----


                                     PART I.
Item 1.   Description of Business..............................................3

Item 2.   Description of Property..............................................9

Item 3.   Legal Proceedings...................................................11

Item 4.   Submission of Matter to a Vote of Security Holders..................12

                             PART II

Item 5.   Market for common Equity and Related Stockholder Matters............12

Item 6.   Management's Discussion and Analysis or Plan of Operation...........13

Item 7.   Financial Statements................................................17

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................17

Item 8A.  Controls and Procedures.............................................18

Item 8B.  Other Information...................................................20

                            PART III

Item 9.   Directors, Executive Officers, Promoters and Control persons;
          Compliance with Section 16(a) of the Exchange Act...................21

Item 10.  Executive Compensation..............................................22

Item 11.  Security Ownership of Certain Beneficial Owners and Management......23

Item 12.  Certain Relationships and Related Transactions......................23

Item 13.  Exhibits............................................................24

Item 14.  Principal Accountant Fees and Services..............................25

          Signatures..........................................................26

                                     PART 1

Item 1.  Description of Business
         -----------------------

History

         Trans Energy, Inc. is engaged in the exploration, development and production of natural gas and oil, and, to a lesser extent, the marketing and transportation of natural gas. We own interests in and operate approximately 271 oil and gas wells in West Virginia. We also own and operate an aggregate of over 24 miles of 4-inch, 6-inch, and 8-inch gas transmission lines located within West Virginia in the counties of Marion, Doddridge, Ritchie, Wetzel and Tyler. We also have approximately 25,638 gross acres under lease in West Virginia primarily in the counties of Wetzel, Marion, and Doddridge.

         Our principal executive offices are located at 210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170, and our telephone number is (304) 684-7053.

Recent Events
-------------

         Trans Energy began drilling its first of three exploratory joint venture wells located in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. The total cost per well is estimated to be $850,000 to $1,000,000, of which Republic Partners will pay for 100% of the cost of one exploratory well in 2007 and two exploratory wells in 2008 to earn a 50% working interest. Drilling began on October 15, 2007 and was completed on November 14, 2007 on the first well. Also, drilling began on a second 2007 well in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target also being the Marcellus Shale, on November 29, 2007 and was completed on February 23, 2008. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms in the joint venture contract. The two 2007 exploration wells are expected to be completed and begin flow in May 2008.

         During 2007, we drilled seven new wells in Doddridge County, West Virginia to the Gordon formation of which we own a 100% working interest in each well. In addition, we drilled eleven new wells in Wetzel County, West Virginia to various formations, including the Gordon and Fourth Sand, of which we own a 100% working interest in each well.

         Trans Energy began the construction of an 8 inch pipeline located in Wetzel County, West Virginia which will transport gas from the new wells drilled during the year ended December 31, 2007, in addition to transporting gas for third parties. The pipeline was completed on December 28, 2007 at a cost of $1,372,149.

Business History
----------------

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

         The Company has been an oil and gas developer for more than twenty years, but began a more aggressive focus on development and growth in early 2006. At that time, the Company reorganized with a new CEO and installed a new controller. In addition, we began an effort to leverage the company's acreage and reserves to fund development, and have since drilled more than 30 wells since early 2006 and significantly increased production and reserves. Management intends to continue to develop and increase the production from oil and natural gas properties that we currently own. We will continue to transport and market natural gas through our pipelines.

Current Business Activities
---------------------------

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

         We will continue to transport and market natural gas through our various pipelines in 2008.

Marketing

         We operate exclusively in the oil and gas industry. Natural gas production from wells owned by us is generally sold to various intrastate and interstate pipeline companies and natural gas marketing companies. Sales are made under short-term delivery contracts at market prices. These prices fluctuate with natural gas contracts as posted in national publications and on the New York Mercantile Exchange.

         Natural gas delivered through our pipeline network is transported for third party producers through a contract with Sancho Oil and Gas Corporation to Dominion Hope Gas, a local utility. Under our contract with Sancho, we have the right to transport natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope Gas in 1988. This agreement is a flexible volume supply agreement whereby we receive a transportation fee less a $.05 per Mcf marketing fee paid to Sancho.

         The natural gas from our Wetzel County wells is sold to East Resources or Equitable Gas. The gas from our Doddridge County wells is sold to Dominion Hope.

         We sell our oil production to third party purchasers under agreements at posted field prices. These third parties purchase the oil at the various locations where the oil is produced and haul it via truck.

         Management believes that we are not dependent upon any one customer due to the fact that we have multiple marketing agreements with many third party purchasers.

Competition
-----------

         We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of the Appalachian Basin and elsewhere competing for customers. Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources, sometimes enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. We are more of a regional operator, and have the traditional competitive strengths of one, including long established contacts and in-depth knowledge of the local geography. Additionally, there is increasing competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that there exists a viable market place for smaller producers of natural gas and oil and for operators of smaller natural gas transmission systems. If that situation were to change, management believes the Company would command a competitive price if it became part of a larger company.

Government Regulation
---------------------

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

Employees
---------

         As of the end of our fiscal year on December 31, 2007, we employed twenty-five full-time employees, consisting of five executives and managers, six marketing, lease acquisition and clerical persons, and fourteen field operations employees.

         None of our employees are members of any union, nor have they entered into any collective bargaining agreements. We believe that our relationship with our employees is good. With the successful implementation of our business plan, we may seek additional employees in the next year to handle anticipated potential growth.

Facilities
----------

         We currently occupy approximately 4,000 square feet of office space in St. Marys, West Virginia, which we share with our subsidiaries, Tyler Construction Company and Ritchie County Gathering Systems. We lease an aggregate of approximately 4,000 square feet from an unaffiliated third party under a verbal arrangement for $1,400 per month, inclusive of utilities.

         In addition, we currently occupy approximately 2,000 square feet of office space in Parkersburg, West Virginia, which we share with our subsidiaries, Tyler Construction Company and Ritchie County Gathering Systems. This office is dedicated to our financial operations. We lease an aggregate of approximately 2,000 square feet from an unaffiliated third party under a written lease agreement for $1,450 per month, inclusive of utilities.

Industry Segments
-----------------

         We are presently engaged in the principal business of the exploration, development and, production of natural gas and oil. We are also involved in pipeline transportation and marketing of natural gas and oil. Reference is made to the statements of operations contained in the financial statements included herewith for a statement of our revenues and operating loss for the past two fiscal years.

Risk Factors
------------

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

We have a history of losses and may realize future losses.
----------------------------------------------------------

         Since our revenues only increased approximately 7% during the fiscal year ended December 31, 2007, we may not achieve, or subsequently maintain profitability if anticipated revenues do not increase in the future. We have experienced operating losses, negative cash flow from operations and net losses in each quarterly and annual period for the past several years. As of December 31, 2007, our net operating loss carryforward was approximately $27 million and our accumulated deficit was approximately $35 million. We expect to continue to incur significant expenses in connection with

         * exploration and development of new and existing properties;
         * costs of sales and marketing efforts;
         * construction of gathering system infrastructure;
         * additional personnel; and
         * increased general and administrative expenses.

         Accordingly, we will need to generate significant revenues to achieve, attain, and eventually sustain profitability. If revenues do not increase, we may be unable to attain or sustain profitability on a quarterly or annual basis. Any of these factors could cause the price of our stock to decline.

         We have a significant working capital deficit that makes it more difficult to obtain capital necessary for our operations and which may have an adverse effect on our future business.

         As of December 31, 2007, we had a working capital deficit of $686,549. If our business does not produce positive working capital in the future, our business and financial condition would most likely be materially and negatively impacted.

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

There are many competitors in the oil and gas industry.
-------------------------------------------------------

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

Going concern issue
-------------------

         Our ability to continue as a going concern is dependent upon our ability to achieve a profitable level of operations. We may need, among other things, additional capital resources which we will seek through loans from banks or other forms of financing.

Risks relating to ownership of our common stock
-----------------------------------------------

The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all.
--------------------------------------------------------------------------------

         Our common stock is presently traded on the Pink Sheets, although there is no assurance that a viable market will continue. The price of our shares in the public market is highly volatile and may fluctuate substantially because of:

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

Possible "Penny Stock" Regulation
--------------------------------------------------------------------------------

         Trading of our common stock on the Pink Sheets may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

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

Item 2.  Description of Property
         -----------------------

         Our properties consist of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia. Our proved reserves as of December 31, 2007 and 2006 are set forth below:

                                                 As of December 31,
                               -------------------------------------------------
                                         2007                      2006
                               -----------------------   -----------------------

                                              Natural                  Natural
                                    Oil         Gas          Oil         Gas
                                   (BBL)       (MCF)        (BBL)       (MCF)
                               ----------   ----------   ----------   ----------
Developed Producing               182,056    4,531,463       56,567    2,340,352
Developed Non-Producing           433,232    2,602,236      274,003      969,809
Proved Undeveloped              1,566,305   16,158,889    1,010,394    9,851,193
                               ----------   ----------   ----------   ----------
Total Proved                    2,181,593   23,292,588    1,340,964   13,161,354
                               ==========   ==========   ==========   ==========



Productive Gas Wells
--------------------

         The following table summarizes the total number of wells and undrilled locations to which proved developed reserves and proved undeveloped reserves, respectively, are attributed. Wells are shown on a gross basis.

                                                 As of December 31,
                               -------------------------------------------------
                                         2007                      2006
                               -----------------------   -----------------------
                                              Natural                  Natural
                                    Oil         Gas          Oil         Gas
                               ----------   ----------   ----------   ----------


Producing Wells                         3          130           14           90
Non-Producing Wells                     1          137            1          140
Undrilled Well Locations              --           141          --            92
                               ----------   ----------   ----------   ----------
Total Wells and Well Locations          4          408           15          322
                               ==========   ==========   ==========   ==========


         The following table summarizes the Company's productive oil and gas wells in which we owned an interest as of December 31, 2007 and 2006. Productive wells are wells that are capable of producing natural gas or oil.

                             Productive Wells (a)
                             --------------------
                                Oil           Gas         Drilling Wells (b)
                             ---------     ---------      -----------------
2007
Gross                           4             267               2
Net                             4             267               1

2006
Gross                          15             230             --
Net                            15             230             --

a)  Includes  active  wells  and  wells  temporarily  shut-in.
b)  Consists  of exploratory and development wells.

Oil and Gas Acreage
-------------------

         The following table summarizes our gross and net developed and undeveloped oil and gas acreage under lease as of December 31, 2007 and 2006.

                   Developed Acres        Undeveloped Acres    Total
                   -------------------------------------------------------------
                   Gross      Net         Gross      Net       Gross      Net
                   -------------------------------------------------------------
West Virginia:
          2007     20,243     20,243      5,395      5,395     25,638     25,638
          2006     19,800     19,800        200        200     20,000     20,000
Kansas:
          2007       --         --        3,120      1,755      3,120      1,755

         The estimates for 2006 and 2007 are based upon the reports of Schlumberger Technology Corporation, independent petroleum consultants.

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

         The following table sets forth certain information regarding production
volumes,   revenue,   average  prices  received  and  average  production  costs associated with our sales of oil and natural gas for the periods noted.

                                                        Year Ended December 31,
                                                      --------------------------
                                                           2007          2006
                                                      --------------------------
Net Production:
     Oil (Bbl)                                              4,022          5,758
     Natural Gas (Mcf)                                    161,281        124,302
     Natural Gas Equivalent (Mcfe)                        185,413        158,850

Oil and Natural Gas Sales:
     Oil                                               $  281,908     $  297,928

     Natural Gas                                          925,325        894,155
     Total                                             $1,207,233     $1,192,083

Average Sales Price:
     Oil ($ per Bbl)                                   $    70.09     $    51.74
     Natural Gas ($ per Mcf)                                 5.74           7.19
     Natural Gas Equivalent ($ per Mcfe)               $     6.51     $     7.50

Oil and Natural Gas Costs:
     Lease operating expenses                          $  929,224     $  534,065

Average production cost per Mcfe                       $     5.01     $     3.36


         It is our intention to purchase assets and/or property for the purpose of enhancing our primary business operations. We are not limited as to the percentage amount of our assets we may use to purchase any additional assets or properties.

Item 3.  Legal Proceedings
         -----------------

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

         On July 28, 1999, Core Laboratories, Inc. obtained a judgment against the Company for non-payment of an account payable. The judgment called for monthly payments of $351 and accrued interest at 10.00% per annum. The balance due on this judgment including the related interest in the amount of $21,312 was paid in full on February 28, 2007.

         On July 1, 1998, RR Donnelly obtained a judgment against the Company for non-payment of accounts payable. The judgment called for monthly payments of $3,244 and accrued interest at 10.00% per annum. The balance due on this judgment including the related interest in the amount of $96,734 was paid in full on February 28, 2007.

         We may be engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2007.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

         Our common stock is quoted on the Pink Sheets under the symbol TENG. Prior to the effectiveness of our delisting on April 27, 2007, our stock traded on the OTC Bulletin Board under the symbol of TENG. Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the Pink Sheets and the OTC Bulletin Board for the past two fiscal years.

                                                       High              Low
                                                     ---------         --------

 2007
                  First Quarter                      $    1.90         $   0.72
                  Second Quarter                     $    1.62         $   0.70
                  Third Quarter                      $    1.15         $   0.70
                  Fourth Quarter                     $    1.05         $   0.70
 2006
                  First Quarter                      $    0.90         $   0.58
                  Second Quarter                     $    0.70         $   0.50
                  Third Quarter                      $    0.85         $   0.51
                  Fourth Quarter                     $    1.00         $   0.66

         As of March 31, 2008, there were approximately 388 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts. We estimate there to be approximately 2,000 such shareholders.

Dividend Policy
---------------

         We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings to finance operations.

Item 6.  Management's Discussion and Analysis
         ------------------------------------

         The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Business Strategy
-----------------

         Trans Energy is an independent energy company engaged in the exploration, development, and acquisition of natural gas and crude oil properties, with interests in West Virginia. The Company completed a major financing and executed a major increase in development activity and leasehold acquisition during the year ended December 31, 2007. In addition, we had good success on the shallow drilling program, adding both natural gas and crude oil reserves to the Company's proved reserve base. Furthermore, the Company established major interconnects with interstate pipelines to allow increased access to the market. The Company's significant overall increase in reserves combined with a strengthening pricing environment has greatly increased the present value of our forecasted cash flows.

         We intend to focus our development and exploration efforts in our West Virginia properties and utilize low risk drilling in the shallow zones such as the Gordon and the Fourth Sand. We believe that our extensive acreage position will allow us to grow through low risk drilling in the near term. We have attractive opportunities to expand our reserve base through continuing to drill higher risk/higher reward exploratory drilling to the Marcellus Shale for 2008 and beyond. We will evaluate our properties on a continuous basis in order to optimize our existing asset base. We plan to employ the latest drilling, completion and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells.

         In summary, our strategy is to increase our oil and gas reserves and production while keeping our development costs and operating costs as low as possible. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. Success of this strategy is contingent on various risk factors, as discussed elsewhere in this 10-KSB.

         The implementation of our strategy requires that we continually incur significant capital expenditures in order to replace current production and find and develop new oil and gas reserves. In order to finance our capital and exploration program, we depend on cash flow from operations or bank debt and equity offerings as discussed below in Liquidity and Capital Resources.

Results of Operations
---------------------

         The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the two most recent fiscal years ended December 31, 2007 and 2006. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                                              Fiscal Years Ended
                                                                 December 31,
                                                                2007      2006
                                                              --------   ------

Total revenues ...............................................    100%     100%
Total costs and expenses .....................................   (1965%)  (220%)
Loss from operations .........................................  (96%)   (120%)
Discontinued operations ......................................     --      (96%)
Other income (expense) .......................................    (59%)      8%
Net income (loss).............................................   (155%)   (208%)

         Total revenues of $1,519,377 for the year ended December 31, 2007 ("2007") increased 7% compared to $1,420,802 for the year ended December 31, 2006 ("2006"), primarily due to new drilling, acquisitions, and increased production from the efforts of the workover program. We focused our efforts during 2007 on the implementation of our drilling program in Doddridge, Wetzel and Marion Counties and on a workover program on our wells located in Wetzel and Marion Counties, West Virginia. We expect more aggressive production increases from the drilling program, the workover program and from new pipeline connections throughout 2008.

         Production costs increased 74% for 2007 as compared to 2006, primarily due to expenses associated with our field production.

         Depreciation, depletion and amortization expense increased 10% for 2007 as compared to the 2006, due to the increase in production and additions of oil and gas properties.

         Interest expense increased 327% for 2007 as compared to 2006, primarily due to increased borrowings for our drilling field production.

         Our loss from operations for 2007 was $1,455,098 compared to a loss from operations of $1,699,442 for 2006. This decrease is primarily due to a decrease in selling, general and administrative expenses. This decrease in selling, general and administrative expenses is related to the value of shares issued as part of the Company's Long-term Incentive Bonus Program for the Company's officers and directors during 2006.

         We recorded a loss from disposal of discontinued operations in 2006 of $1,541,142 due to the disposal of Arvilla Oilfield Services, LLC. Our net loss for 2007 was $2,349,017 compared to a net loss of $2,948,528 for 2006.

         We have accumulated approximately $27 million of net operating loss carryforwards as of December 31, 2007, which may be offset against future tax obligations through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there would be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2007 because the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources
-------------------------------

         Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At December 31, 2007, we had a working capital deficit of $686,549 compared to a working capital deficit of $2,610,953 at December 31, 2006. This decrease in working capital deficit is primarily attributed to the sale of wells in Marion County from which we realized net cash proceeds of $1,444,639, increased efforts from our work over program, as well as cash borrowed as part of our long-term debt financing, a portion of which was used to pay short-term obligations.

         During 2007, net cash used by operating activities was $972,781 compared to $834,422 in 2006. This increased negative cash flow from operating activities is primarily attributable to our decision to pay off the outstanding payables, as well as increased expenses related to the workover program and the exploration in Kansas.

         We expect our cash flow provided by operations for 2008 to increase because of higher projected production from the drilling program, workovers and acquisitions, combined with oil and gas prices consistent with 2007 and steady operating, general and administrative, interest and financing costs per Mcfe.

         Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices, or changes in working capital accounts and actual well performance. In addition, our oil and gas production may be curtailed due to factors beyond our control, such as downstream activities on major pipelines causing us to shut-in production for various lengths of time.

         During 2007, net cash used by investing activities was $8,011,832 compared to net cash used of $2,183,855 in 2006. We used $9,123,872 for the purchase of oil and gas properties and $282,599 to purchase property and equipment and $1,444,639 was received from the sale of wells during 2007 compared to $2,624,488 for the purchase of oil and gas properties and $511,091 to purchase property and equipment and $951,724 was received from the sale of wells during 2006.

         During 2007, net cash provided by financing activities was $10,478,171 compared to $2,787,834 in 2006. In 2007, we borrowed $14,666,800, net of financing cost and cash discount, and repaid $3,378,140 in notes payable.

         We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Wetzel, Marion and Doddridge Counties, West Virginia and new transportation of gas for third parties in our 6-inch pipeline West Virginia. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms. In addition, we have an available credit facility of $3,286,854 which we plan to use to fund our drilling program in Wetzel, Marion, and Doddridge Counties, West Virginia.

         Because of our continued losses, working capital deficit, and need for additional funding, there exists substantial doubt about our ability to continue as a going concern. Historically, our revenues have not been sufficient to cover operating costs. We will need to rely on increased operating revenues from new development or proceeds from debt or equity financings to allow us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.

Inflation
---------

         In the opinion of our management, inflation has not had a material overall effect on our operations of Trans Energy.

Recent Events
-------------

         Trans Energy began drilling its first of three exploratory joint venture wells located in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. The total cost per well is estimated to be $850,000 to $1,000,000, of which Republic Partners will pay for 100% of the cost of one exploratory well in 2007 and two exploratory wells in 2008 to earn a 50% working interest. Drilling began on October 15, 2007 and was completed on November 14, 2007 on the first well. Also, drilling began on a second 2007 well in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target also being the Marcellus Shale, on November 29, 2007 and was completed on February 23, 2008. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms in the joint venture contract. The two 2007 exploration wells are expected to be completed and begin flow in May 2008.

         Trans Energy has constructed an 8-inch pipeline located in Wetzel County, West Virginia, which will transport gas from the new Wetzel County Wells drilled during the year ended December 31, 2007, in addition to transporting gas for third parties. The pipeline was completed on December 28, 2007 at a cost of $1,372,149.

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

Recent Accounting Pronouncements
--------------------------------

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

         In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no material impact to the Company's consolidated financial statements. The Company files tax returns in the United States and states in which it has operations and is subject to taxation. Tax years subsequent to 2004 remain open to examination by U.S. federal and state tax jurisdictions.

Item 7.  Financial Statements
         --------------------

         Our consolidated financial statements as of December 31, 2007 and for the fiscal years ended December 31, 2007 and 2006 have been audited to the extent indicated in their report by GBH CPAs, PC, independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

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

         On October 1, 2007, Malone & Bailey, PC was terminated as the certifying accountant. Malone & Bailey, PC has served since September 8, 2006 as the certifying accountant. From the date on which Malone & Bailey, PC was engaged until the date Malone & Bailey, PC was terminated, there were no disagreements with Malone & Bailey, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, PC would have caused Malone & Bailey, PC to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no "reportable events" as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

         On October 1, 2007, the Company entered into an engagement letter with GBH CPAs, PC to assume the role of its new certifying accountant. During the two most recent fiscal years and the subsequent interim periods prior to the engagement of GBH CPAs, PC , the Registrant did not consult with GBH CPAs, PC with regard to the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-B).

         The decision to change principal auditors and the engagement of the new principal auditor was recommended and approved by the Company's Board of Directors.

Item 8A.  Controls and Procedures
          -----------------------

         Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosures.

         In connection with the preparation of this Annual Report on Form 10-KSB, our management, with the participation of our Chief Executive Officer and our Principal Accounting Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective

         Notwithstanding the existence of the material weaknesses described below, we concluded that the consolidated financial statements in this Annual Report on Form 10-KB present fairly, in all material respects, the Company's financial condition, results of its operations and cash flows for the year ended December 31, 2007 in conformity with U.S. generally accepted accounting principles ("GAAP").

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

         Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

         As a result of the material weaknesses described below, management concluded that as of December 31, 2007, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework, issued by COSO.

         A material weakness in internal controls is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company. While our control deficiencies have not resulted in any material misstatements of account balances or disclosures that we are aware of, they could result in misstatements or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness. An evaluation of entity level and process level controls was completed during the year. Controls and procedures were created and implemented. Some of these controls did not execute a sufficient number of times to allow for a determination of operational effectiveness. In connection with management's evaluation of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007 that had not been fully remedied or fully assessed as a result of having not executed sufficient times to test:

         1. Deficiencies in the Company's Entity Level Controls. The Company's entity level control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists as a result of multiple deficiencies such as failure to: a) establish and maintain delegation of authority regarding the expenditure of Company funds; b) involve the board in a timely and sufficient manner in the annual financial reporting process; c) establish an effective risk assessment process for the identification of fraud risks or management override and d) establish a whistleblower policy or program as a testament to the company's commitment to integrity and ethics.

         2. Deficiencies in Segregation of Duties. The Principal Accounting Officer is actively involved in the preparation and approval of financial schedules, journal entries and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of accounting personnel results in an inability to have independent review and approval of financial accounting entries. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties.

         3. Deficiencies in the documentation and consistent performance of controls surrounding account balances. We did not maintain effective controls over reconciliations. Specifically, our controls over the preparation, review and monitoring of account reconciliations were ineffective to provide reasonable assurance that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due the deficiencies in these controls

Remediation Initiatives
-----------------------

         During fiscal 2008, we plan to implement a number of remediation measures to address the material weaknesses described above. These organizational and process changes will improve our internal controls environment. The changes made through the date of this annual report includes our retention of an outside consulting firm to assist us in the evaluation and testing of our internal control system and to identify improvement opportunities related to our accounting and financial reporting processes in order to streamline and improve the effectiveness of these processes. The Company's remediation plans include complete implementation and execution of controls and procedures identified in management's assessment of the entity level, financial reporting and other process level controls.

         Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness. The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting. The results of management's assessment were reviewed with our Board of Directors.

         Management will review progress on these activities on a consistent and ongoing basis at the Chief Executive Officer and senior management level in conjunction with our Board of Directors. We also plan to take additional steps to elevate Company awareness about, and communication of, these important issues through formal channels such as Company meetings, departmental meetings, and training.

         This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 8B.  Other Information
          -----------------

None.

Reports on Form 8-K
-------------------

         Since the beginning of our fiscal fourth quarter commencing October 1, 2006 through the date of this report, we have filed current reports on Form 8-K reporting the following:

         November 23, 2007 - reporting under item 8.01 the announcement of an approved common share buy-back program.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
        ------------------------------------------------------------------------

         The following table sets forth the names, ages, and offices held by our directors and executive officers:
                                                         Director
Name                           Position                  Since             Age
--------------------------------------------------------------------------------

James K. Abcouwer              C.E.O., President         April 2006        54
                               and Chairman
Loren E. Bagley                Vice President
                               and Director              August 1991       65
William F. Woodburn            Secretary / Treasurer     August 1991       65
                               Chief Operating Officer
                               and Director
Robert L. Richards             Director                  September 2001    60
John G. Corp                   Director                  February 2005     47


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

         The business experience of each of the persons listed above during the past five years is as follows:

         James K. Abcouwer became President and C.E.O. in January 2006. Mr. Abcouwer has more than 25 years of experience in the energy industry and is the former CEO of Columbia Natural Resources, Inc., an independent natural gas producer in the Appalachian Basin. He has also served as President and C.E.O. of EnergyUSA, a unit of NiSource, Inc., as well as SVP of NiSource, Inc. Mr. Abcouwer is a 1975 graduate of the United States Military Academy at West Point, and received a Masters in Business Administration degree from Harvard Business School in 1982.

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

         William F. Woodburn served as our Vice President from August 1991 to September 2001, at which time he resigned as Vice President and was appointed Secretary / Treasurer. In January 2006, Mr. Woodburn was named as our Chief Operating Officer. Mr. Woodburn has been actively engaged in the oil and gas business in various capacities for the past twenty years. For several years prior to 1991, Mr. Woodburn supervised the production of oil and natural gas and managed the pipeline operations of Tyler Construction Company, Inc. and Tyler Pipeline, Inc. Mr. Woodburn is a stockholder and serves as President of Tyler Construction Company, Inc., and is also a stockholder of Tyler Pipeline, Inc. which owns and operates oil and gas wells in addition to natural gas pipelines, and Ohio Valley Welding, Inc which owns a fleet of heavy equipment that services the oil and gas industry. Prior to his involvement in the oil and gas industry, Mr. Woodburn was employed by the United States Army Corps of Engineers for twenty four years and was Resident Engineer on several construction projects. Mr. Woodburn graduated from West Virginia University with a B.S. in civil engineering.

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

Item 10.  Executive Compensation
          ----------------------

         We currently have a long-term incentive and bonus program for the benefit of employees and officers of the company. The program is primarily focused on senior officers, but certain elements of the plan are made available to key managers and to any employee in certain circumstances. In addition, management has established a 401(K) plan for employees and officers of the company, which became effective July 1, 2007. We currently have an employment contract with Mr. Abcouwer with a two year term that includes bonus compensation for accomplishment of certain objectives related to value creation and enhancement.

Name and Principal                                 Stock     Options  Total
     Position              Year   Salary    Bonus  Awards    Awards   Compensation
-----------------------------------------------------------------------------------
James K. Abcouwer          2007   $132,000    --  $123,000   $ 51,620   $306,620

Name and Principal                                 Stock     Options  Total
     Position              Year   Salary    Bonus  Awards    Awards   Compensation
-----------------------------------------------------------------------------------
James K. Abcouwer          2006   $120,000   --   $450,000   $ 30,972   $600,972

         For the  fiscal  year  ended  December  31,  2007 and  2006,  our Chief
Executive Officer was paid cash compensation of $132,000 and $120,000, respectively. No other executive officers received cash compensation greater than $75,000 in any of the past three fiscal years.


Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table sets forth information, to the best of our knowledge as December 31, 2007, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, each director and all directors and officers as a group. Unless otherwise noted, the address of each person listed below is that of Trans Energy, 210 Second Street, St. Marys, West Virginia 26170.

Name and Address                            Amount and Nature of    Percent
of Beneficial Owner                         Beneficial Ownership   of Class (1)
-------------------                         --------------------   -----------

James K. Abcouwer*                             1,528,789               16.1%
Robert L. Richards*                              261,754                2.8%
Loren E. Bagley*                               1,191,874               12.5%
William F. Woodburn*                           1,746,626               18.4%
John G. Corp.*                                    45,000                0.5%
All directors and executive officers
  a group (5 persons)                                                  50.3%
----------------------
     *   Indicates director and/or executive officer at December 31, 2007

    (1)  Based upon 9,530,065 shares of common stock outstanding.
    (2) Includes 1,287,500 shares of common stock held in the name of the Abcouwer Family Limited Partnership Trust.
    (3) Includes 80,087 shares held in the name of Argene Richards, wife of Mr. Richards.
    (4) Includes 33,543 shares held in the name of Carolyn S. Bagley, wife of Mr. Bagley, over which Mrs. Bagley retains voting power.
    (5) Includes 133,670 shares in the name of Janet L. Woodburn, wife of Mr. Woodburn, over which shares Mrs. Woodburn retains voting power, and 314,070 in the name of a corporation in which William and Janet Woodburn are officers and shareholders.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         During the past two fiscal years, there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

         Loren E. Bagley is President of Sancho, a contract holder of the natural gas which we transport. Mr. Bagley's wife, Carolyn S. Bagley is a director and owner of 33% of the outstanding capital stock of Sancho. Under our contract with Sancho, we have the right to transport natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Hope Gas in 1988. This agreement is a flexible volume supply agreement whereby we receive a transporation fee less a $.05 per Mcf marketing fee paid to Sancho.

         It is our policy that any future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

Item 13.  Exhibits
          --------

Exhibit No.        Exhibit Name
-----------        ------------

2.1(1)             Stock Acquisition Agreement between Trans Energy and Loren E.
                   Bagley and William F. Woodburn
2.2(1)             Asset  Acquisition  Agreement between Trans Energy and Dennis
                   L.Spencer
2.3(1)             Asset  Acquisition  Agreement  between Trans Energy and Tyler
                   Pipeline, Inc.
2.4(1)             Stock  Exchange  Agreement  between  Trans Energy and Ritchie
                   County Gathering Systems, Inc.
2.5(1)             Plan and  Agreement  of Merger  between  Trans  Energy,  Inc.
                   (Nevada) and Apple Corp. (Idaho), to facilitate the change of our corporate domicile to Nevada
2.6(2)             Agreements   related   to   acquisition   of  Vulcan   Energy
                   Corporation
2.7(5)             Agreement and Plan of Reorganization with Arvilla, Inc.
3.1(1)             Articles  of  Incorporation  and  all  amendments  pertaining thereto, for Apple Corp., an Idaho corporation
3.2(1)             Articles of  Incorporation  for Trans Energy,  Inc., a Nevada
                   corporation
3.3(1)             Articles of Merger for the States of Nevada and Idaho
3.4(1)             By-Laws
4.1(1)             Specimen Stock Certificate
10.1(1)            Marketing Agreement with Sancho Oil and Gas Corporation
10.2(1)            Gas Purchase Agreement with Central Trading Company
10.3(1)            Price Agreement with Key Oil Company
10.4(3)            Settlement Agreement and Mutual Release
10.5(4)            Agreement with Texas Energy Trust Company
10.6(4)            Assignment  and Agreement with Texas Energy Trust Company and
                   Cobham Gas Industries, Inc.
10.7(7)            Asset Purchase Agreement with Texas Energy Trust Company.
10.8(8)            Definitive  Agreement to sell Arvilla Oilfield Services,  LLC
                   10.9(9) First Amendment to Definitive Agreement
21.1(6)            Subsidiaries of Registrant (Revised)
31.1               Certification   of  CEO   Pursuant  to  Section  302  of  the
                   Sarbanes-Oxley Act of 2002
31.2               Certification  of Principal  Accounting  Officer  Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002
32.1               Certification  of CEO Pursuant to 18 U.S.C.  Section 1350, as
                   Adopted Pursuant to Section 906 of the  Sarbanes-Oxley Act of
                   2002
32.2               Certification of Principal  Accounting Officer Pursuant to 18
                   U.S.C.  Section 1350,  as Adopted  Pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002
99.1(1)            Reserve Estimate and Evaluation of oil and gas properties
99.2(1)            Reserve Estimate and Evaluation for Dennis L. Spencer wells
99.3               Reserve  Estimate and  Evaluation of oil and gas properties -
                   2007
-----------------------

     (1) Previously filed as exhibit to Form 10-KSB
     (2) Previously filed as exhibit to Form 8-K dated August 7, 1995.
     (3) Previously filed as exhibit to Form 8-K filed January 23, 2004.
     (4) Previously filed as exhibit to Form 8-K filed November 11, 2004.
     (5) Previously filed as exhibit to the Preliminary Information Statement pursuant to Section 14C filed with the SEC on December 8, 2004.
     (6) Previously filed as exhibit to Form 10-KSB for year ended Decebmer 31, 2004 filed April 27, 2005.
     (7) Previously filed as exhibit to Form 8-K dated September 1, 2005.
     (8) Previously filed as exhibit to Form 8-K dated January 3, 2006.
     (9) Previously filed as exhibit to From 8-K filed April 13, 2006.

Item 14.  Principal Accountants Fees and Services
          ---------------------------------------

         We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees
----------

         The aggregate fees billed by our independent auditors for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2007 and 2006, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending March 31, June 30 and September 30, 2007 and 2006 were:

                                         2007                        2006
                                       --------                    --------

GBH CPAs, PC                           $ 48,000                    $   --
Malone & Bailey PC                       52,500                      38,500
HJ& Associates, LLC                        --                        97,249
                                       --------                    --------
Total                                  $100,500                    $145,749
                                       ========                    ========


Audit Related Fees
------------------

         For the years ended December 31, 2007 and 2006, fees billed for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above were as follows:

                                        2007                        2006
                                      --------                    --------

GBH CPAs, PC                          $  8,000                     $    --
Malone & Bailey PC                       3,000                          --
HJ& Associates, LLC                       --                            --
                                      --------                    --------
Total                                 $ 11,000                    $     --
                                      ========                    ========

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

         The board of directors has considered the nature and amount of fees billed by the auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TRANS ENERGY, INC.

         By:      /s/ JAMES K. ABCOUWER
                  ----------------------------------
                  James K. Abcouwer,
                  President and C.E.O.


Dated: April 14, 2008



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                             Date
---------                      -----                             ----

/s/ JAMES K. ABCOUWER       President, C.E.O. and Chairman       April 14, 2008
-------------------------   (Principal Executive Officer)
James K. Abcouwer


/s/ LISA A. CORBITT         Principal Financial                  April 14, 2008
-------------------------   and Accounting Officer
Lisa A. Corbitt


/s/ LOREN E. BAGLEY         Vice President and Director          April 14, 2008

-------------------------
Loren E. Bagley


/s/ JOHN G. CORP            Director                             April 14, 2008
-------------------------
John G. Corp


/s/ WILLIAM F. WOODBURN     Secretary, Treasurer,                April 14, 2008
-------------------------   C.O.O. and Director
William F. Woodburn


/s/ ROBERT L. RICHARDS      Director                             April 14, 2008
-------------------------
Robert L. Richards

                       TRANS ENERGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS


Report of Independent Registered Public Accounting Firm.....................F-2

Consolidated Balance Sheet..................................................F-3

Consolidated Statements of Operations.......................................F-5

Consolidated Statements of Stockholders' Equity.............................F-6

Consolidated Statements of Cash Flows.......................................F-7

Notes to the Consolidated Financial Statements..............................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Trans Energy, Inc. and Subsidiaries
St. Marys, West Virginia

We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and Subsidiaries (the Company) as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations and has a working capital deficit at December 31, 2007, which together raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GBH CPAs, PC
----------------
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 14, 2008


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                                                         December 31,
                                                                             2007
                                                                         ------------

                                     ASSETS

CURRENT ASSETS

      Cash                                                               $  1,702,373
      Accounts Receivable, net of allowance for doubtful
           accounts of $-0-                                                   285,204
      Accounts Receivable - related parties                                   478,160
      Advances to non-operator, net                                           243,666
      Deferred Financing Costs                                                167,429
      Derivative - current                                                     43,095
      Prepaid Expenses                                                          8,000
                                                                         ------------

      Total Current Assets                                                  2,927,927
                                                                         ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
           of $174,311                                                        664,942

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING

      Proved Properties                                                    10,764,411
      Unproved Properties                                                     250,670
      Pipelines                                                             2,764,797
      Accumulated depreciation, depletion and amortization                 (1,801,262)
                                                                         ------------

      Net oil and gas properties                                           11,978,616
                                                                         ------------

OTHER ASSETS

      Deferred Financing Costs, net of amortization of $119,136               242,467
      Derivative - non-current                                                135,369
      Advances to operator                                                    557,715
      Other Assets                                                             58,334
                                                                         ------------

      Total Other Assets                                                      993,885
                                                                         ------------

      TOTAL ASSETS                                                       $ 16,565,370
                                                                         ============


                 See notes to consolidated financial statements.



                       TRANS ENERGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (continued)


                                                                          December 31,
                                                                              2007
                                                                          -------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

       Accounts Payable, trade                                            $  2,318,852
       Accounts Payable - related party                                        248,364
       Accrued Expenses                                                        929,288
       Accrued Expenses - related party                                         31,000
       Notes Payable - current portion                                          86,972
                                                                          ------------

       Total Current Liabilities                                             3,614,476
                                                                          ------------

LONG-TERM LIABILITIES

       Notes Payable, net of unamortized discount
            of $791,070                                                     14,033,528
       Asset Retirement Obligations                                            166,895
                                                                          ------------

       Total Long - Term Liabilities                                        14,200,423
                                                                          ------------

                                   Total Liabilities                        17,814,899
                                                                          ------------

STOCKHOLDERS' DEFICIT

       Preferred stock; 10,000,000 shares authorized at $0.001 par
            value; -0- shares issued and outstanding                              --
       Common stock; 500,000,000 shares authorized at $0.001 par value;
            9,530,065 shares issued and 9,529,065 shares outstanding             9,530
       Additional paid-in capital                                           34,117,443
       Treasury Stock, at cost, 1,000 shares                                      (750)
       Accumulated deficit                                                 (35,375,752)
                                                                          ------------

       Total Stockholders' Deficit                                          (1,249,529)
                                                                          ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 16,565,370
                                                                          ============


                 See notes to consolidated financial statements.



                       TRANS ENERGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                For the Years Ended
                                                                    December 31,
                                                               2007            2006
                                                            -----------    -----------

REVENUES                                                    $ 1,519,377    $ 1,420,802
                                                            -----------    -----------

COSTS AND EXPENSES

      Production Costs                                          929,224        534,065
      Depreciation, Depletion, Amortization and Accretion       354,895        337,115
      Exploration Costs                                         169,105           --
      Dry Hole Expense                                           89,747           --
      Selling, General and Administrative                     2,206,643      2,927,383
      Gain on Sale of Assets                                   (775,139)      (678,319)
                                                            -----------    -----------

      Total Costs and Expenses                                2,974,475      3,120,244
                                                            -----------    -----------

LOSS FROM OPERATIONS                                         (1,455,098)    (1,699,442)
                                                            -----------    -----------

OTHER INCOME (EXPENSES)

      Interest Income                                            41,382           --
      Gain on Extinguishment of Debt                            103,060        315,365
      Interest Expense                                         (944,651)      (207,084)
      Loss on Derivative Instruments                            (93,710)          --
                                                            -----------    -----------

      Total Other Income (Expenses)                            (893,919)       108,281
                                                            -----------    -----------

LOSS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                    (2,349,017)    (1,591,161)

INCOME TAXES                                                       --             --
                                                            -----------    -----------

LOSS FROM CONTINUING OPERATIONS                              (2,349,017)    (1,591,161)
INCOME FROM DISCONTINUED OPERATIONS                                --          183,775
LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS                      --       (1,541,142)
                                                            -----------    -----------

NET LOSS                                                    $(2,349,017)   $(2,948,528)
                                                            ===========    ===========

LOSS PER SHARE - BASIC AND DILUTED

      Continuing Operations                                 $     (0.25)   $     (0.25)
      Discontinued Operations                                      --            (0.21)
                                                            -----------    -----------

      Total Loss Per Share - Basic and Diluted              $     (0.25)   $     (0.46)
                                                            ===========    ===========

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                           9,484,918      6,432,839
                                                            ===========    ===========


                 See notes to consolidated financial statements.



                                              TRANS ENERGY, INC. AND SUBSIDIARIES
                                   Consolidated Statement of Stockholders' Equity (Deficit)
                                        For the years ended December 31, 2007 and 2006


                                            Common Stock
                                    ---------------------------    Additional
                                                                    Paid in       Treasury       Accumulated
                                        Shares        Amount        Capital         Stock          Deficit          Total
                                    ------------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2005              4,952,148         4,952     30,856,798      (286,467)    (30,078,207)        497,076

Treasury shares received for
  subsidiary                                 --            --             --       (302,418)            --          (302,418)

Treasury shares cancelled                (766,044)         (766)      (588,119)     588,885             --                --

Common stock issued for
  acquisition                           1,000,000         1,000        679,000         --               --           680,000

Common stock issued for
  services                              2,807,000         2,807      1,683,643         --               --         1,686,450

Common stock issued for
  cash                                    337,500           338        269,662         --               --           270,000

Common stock issued for debt            1,119,961         1,120        608,016         --               --           609,136

Amortization of option expense               --            --          196,159         --               --           196,159

Imputed interest on notes
  Payable to related parties                 --            --           22,521         --               --            22,521

Net loss for the year                        --            --             --           --         (2,948,528)     (2,948,528)
                                      -----------   -----------   ------------   -----------    ------------    ------------

Balance, December 31, 2006              9,450,565   $     9,451   $ 33,727,680   $     --       $(33,026,735)   $    710,396


Amortization of option expense               --            --          326,922         --               --           326,922


Shares issued for debt conversion          62,500            62         49,938         --               --            50,000


Shares issued for services                 17,000            17         12,903         --               --            12,920


Treasury shares repurchased                  --            --             --           (750)            --              (750)


Net loss for the year                        --            --             --           --         (2,349,017)     (2,349,017)
                                    -------------   ------------   ------------   ------------    ------------  ------------

Balance, December 31, 2007              9,530,065   $     9,530   $ 34,117,443   $     (750)    $(35,375,752)   $ (1,249,529)
                                    =============   ============  =============  =============  ============    ============


                                        See notes to consolidated financial statements.



                                TRANS ENERGY, INC. AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows


                                                                         For the Years Ended
                                                                             December 31,
                                                                     ----------------------------
                                                                         2007            2006
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                       $ (2,349,017)   $ (2,948,528)
      Loss from discontinued operations                                      --         1,357,367
                                                                     ------------    ------------
      Loss from continuing operations                                  (2,349,017)     (1,591,161)
      Adjustments to reconcile net loss
         to net cash from operating activities:
           Depreciation, depletion, amortization and accretion            354,895         337,115
           Share-based compensation                                       339,842       1,882,609
           Gain on debt extinguishment                                   (103,060)       (315,365)
           Gain on sale of assets                                        (775,139)       (678,319)
           Amortization of financing cost and debt discount               292,243            --
           Dry hole expense                                                89,747            --
           Unrealized loss on derivative contract                         131,536            --
      Changes in operating assets and liabilities:
           Accounts receivable                                             (9,932)        551,824
           Accounts receivable - related party                             91,440            --
           Accounts receivable - non-operator                            (243,666)           --
           Prepaid expenses and other assets                               14,500          (9,620)
           Advances to operator                                          (557,715)           --
           Accounts payable and accrued expenses                        1,858,574      (1,261,236)
           Accounts payable - related party                                11,017          65,956
           Judgments payable                                             (118,046)           --
                                                                     ------------    ------------
              Net cash provided (used) in operating activities:
              Continuing operations                                      (972,781)     (1,018,197)
              Discontinued operations                                        --           183,775
                                                                     ------------    ------------
              Net cash used in operating activities                      (972,781)       (834,422)
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets                                      1,444,639         951,724
      Expenditures for oil and gas properties                          (9,123,872)     (2,624,488)
      Expenditures for property and equipment                            (282,599)       (511,091)
      Cash paid for certificate of deposit                                (50,000)           --
                                                                     ------------    ------------
           Net cash used by investing activities                       (8,011,832)     (2,183,855)
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash paid for treasury shares                                           (750)           --
      Common stock issued for cash                                           --           270,000
      Cash paid for derivative contracts                                 (310,000)           --
      Proceeds from notes payable, net of financing costs and cash
          discount of $791,070 and 27,994, respectively                14,666,800       2,380,633
      Payments on notes payable                                        (3,378,140)       (291,111)
      Proceeds from related party notes payable                              --           450,000
      Payments on related party debt                                     (499,739)        (21,688)
                                                                     ------------    ------------
           Net cash provided by financing activities                   10,478,171       2,787,834
                                                                     ------------    ------------

NET CHANGE IN CASH                                                      1,493,558        (230,443)

CASH, BEGINNING OF PERIOD                                                 208,815         439,258
                                                                     ------------    ------------

CASH, END OF PERIOD                                                  $  1,702,373    $    208,815
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION

CASH PAID FOR:
     Interest                                                        $    465,870    $    214,713
                                                                     ============    ============
     Income taxes                                                    $       --      $       --
                                                                     ============    ============

Non-cash investing and financing activities
     Common stock issued for debt                                    $       --      $    609,135
     Investments purchased by the assumption of debt                 $       --      $    207,608
     Property acquired for common stock                              $       --      $    680,000
     Treasury stock cancelled                                        $       --      $    755,737
     Discount on debt for net profits interest                       $    765,000    $       --
     Conversion of related-party debt to common stock                $     50,000    $       --
     Increase in asset retirement obligation                         $     16,518    $       --
     Revision of asset retirement obligation                         $     53,966    $       --

                          See notes to consolidated financial statements.


                       TRANS ENERGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization
-------------------------------------

         Trans Energy, Inc. is an independent energy company that was incorporated in the State of Idaho on January 16, 1964. On January 11, 1988, the Company changed its name to Apple Corporation. In 1988, the Company acquired oil and gas leases and other assets from Ben's Run Oil Company (a Virginia limited partnership) and has since been engaged in the business of oil and gas exploration, development and production.

         On November 5, 1993, the Board of Directors caused to be incorporated in the State of Nevada, a new corporation by the name of Trans Energy, Inc., with the specific intent of effecting a merger between Trans Energy, Inc. of Nevada and Apple Corp. of Idaho, for the sole purpose of changing the domicile of the Company to the State of Nevada. On November 15, 1993, Apple Corp. and the newly formed Trans Energy, Inc. executed a merger agreement whereby the shareholders of Apple Corp. exchanged all of their issued and outstanding shares of common stock for an equal number of shares of Trans Energy, Inc. common stock. Trans Energy, Inc. was the surviving corporation and Apple Corp. was dissolved. Since then, Trans Energy has been engaged in the exploration, development, exploitation and production of oil and natural gas. Its operations are presently focused in the State of West Virginia.

Principles of Consolidation
---------------------------

         The consolidated financial statements include the Company and its wholly-owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc, and Tyler Energy, Inc. In addition, the consolidated financial statements include the Company's other subsidiary, Arvilla Oilfield Services, LLC which was disposed of in fiscal 2006 and has been presented as "discontinued operations" in these consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates
----------------

         The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The most critical estimate we make is the engineering estimate of proved oil and gas reserves. This estimate affects the application of the successful efforts method of accounting, the calculation of depreciation, depletion and amortization of oil and gas properties and the estimate of the impairment of our oil and gas properties. It also affects the estimated lives used to determine asset retirement obligations.

*****

Reclassifications
-----------------

         Certain amounts in prior periods have been reclassified to conform to the 2007 financial statement presentation.

Cash and Cash Equivalents
-------------------------

         Cash and cash equivalents include cash in banks and certificates of deposit which mature within three months of the date of purchase. The Company may, in the normal course of operations, maintain cash balances in excess of federally insured limits. At December 31, 2007, $1,406,338 was not within FDIC insured limits. Included in Other Assets is a $50,000 certificate of deposit which is assigned to the State of West Virginia Department of Environmental Protection as collateral, so long as the Company operates in West Virginia.

Accounts Receivable
-------------------

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

Property and Equipment
----------------------

         Property and equipment are recorded at cost. Depreciation on vehicles, machinery and equipment is computed using the straight-line method over expected useful lives of three to five years. Depreciation on pipelines is computed using the straight-line method over the expected useful lives of fifteen years. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in total operating costs and expenses.

Oil and Gas Properties
----------------------

         The Company uses the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.

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

            In April 2005, the FASB issued Staff Interpretation No. 19-1 ("FSP 19-1") Accounting for Suspended Well Costs, which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB

Statement No. 19 ("FASB 19"), Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. The guidance in FSP 19-1 did not have a material impact our consolidated financial position, results of operations, or cash flows. The Company had no capitalized exploratory well costs at December 31, 2007 and 2006.

Long-Lived Assets

         The Company reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values.

Deferred Financing Costs
------------------------

         In connection with debt financing, Trans Energy paid $500,000 in fees for the year ended December 31, 2007. These fees were recorded as deferred financing costs and are being amortized using the effective interest method over the life of the loan.

Derivatives
-----------

         Derivative financial instruments, utilized to manage or reduce commodity price risk related to Trans Energy's production, are accounted for under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", and related interpretations and amendments. Under this statement, derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income or loss and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in other expense. Ineffective portions of changes in the fair value of cash flow hedges are also recognized in loss on derivative liabilities.

Asset Retirement Obligations
----------------------------

         The Company follows SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs, excluding salvage values.

Debt
----
         The Company accounts for debt at fair value and recognizes interest expense for accrued interest payable under the terms of the debt. Principal and interest payments due within one year are classified as current, whereas principal and interest payments for periods beyond one year are classified as long term.

Provision for Taxes
-------------------

         We account for income taxes pursuant to SFAS No 109, "Accounting for Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         In July 2006, the FASB issued "Accounting for Uncertainty in Income Taxes," an interpretation of FAS 109 ("FIN 48"), effective for years beginning after December 15, 2006. FIN 48 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, FIN 48 implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. The adoption of FIN 48 had no material impact to the Company's consolidated financial statements. The Company files tax returns in the United States and states in which it has operations and is subject to taxation. Tax years subsequent to 2004 remain open to examination by U.S. federal and state tax jurisdictions.

Revenue and Cost Recognition
----------------------------

         The Company uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. The Company had no imbalances as of December 31, 2007 and December 31, 2006. Costs associated with production are expensed in the period incurred. The Company recognizes gas revenues upon delivery of the gas to the customers' pipeline from the Company's pipelines when recorded as received by the customer's meter. The Company recognizes oil revenues when pumped and metered by the customer.

Share-Based Compensation
------------------------

         As permitted by FASB Statement No. 123 "Accounting for Stock-Based Compensation", the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

         On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R). Under FASB Statement 123(R), the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model. During the year ended December 31, 2006, stock options were valued with the following weighted average assumptions used for grants; dividend yield of zero percent; expected volatility of 68.35%; risk-free interest rate of 5.00% and expected lives of 10 years. During the year ended December 31, 2007 no stock options were granted. Compensation expense related to options granted in 2006 was $196,159 and $326,922 for the years ended December 31, 2007 and 2006, respectively.

Loss per Share of Common Stock
------------------------------

         Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including the dilutive effects of stock options. Dilutive options that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported.

                                                      For the Years Ended
                                                         December 31,
                                                      2007           2006
                                                  -----------    -----------
          Numerator:
          Loss from continuing operations         $(2,349,017)   $(1,591,161)
          Discontinued operations                        --       (1,357,367)
                                                  -----------    -----------

          Net Loss                                $(2,349,017)   $(2,948,528)
                                                  ===========    ===========

          Denominator - weighted average shares     9,484,918      6,432,839
                                                  ===========    ===========


          Net loss per share:
          Continuing operations                   $     (0.25)   $     (0.25)
                                                  ===========    ===========
          Discontinued operations                 $         0    $     (0.21)
                                                  -----------    -----------

          Total loss per share                    $     (0.25)   $     (0.46)
                                                  ===========    ===========

Recent Accounting Pronouncements
--------------------------------

         The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

NOTE 2 - GOING CONCERN

         The Company's consolidated financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2007 of $35,375,752 and has a working capital deficit at December 31, 2007 of $686,549.

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

         The Company has accounted for Arvilla Oilfield Services, LLC as discontinued operations and recorded a loss from discontinued operations of $1,541,142, which is included in the statement of operations for the year ended December 31, 2006.

NOTE 4 - PROPERTY AND EQUIPMENT

         At December 31, 2007, property and equipment consisted of:

                  Vehicles                                 $      346,973
                  Machinery and equipment                         402,587
                  Furniture and Fixtures                           38,618
                  Leasehold improvements                            7,075
                  Land                                             44,000
                  Accumulated depreciation                       (174,311)
                                                          ---------------
                               Total Fixed Assets          $      664,942
                                                           ==============

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

         The following is a description of the changes to the Company's asset retirement obligations for 2007 and 2006:
                                                       2007        2006
                                                    ---------   ---------

Asset retirement obligations at beginning of year   $ 190,364   $ 799,393
Acquisition of oil and gas properties                    --       312,963
Exploratory and Development drilling                   16,518        --
Accretion expense                                      13,979      15,144
Revision in cost estimates                            (53,966)   (937,136)
                                                    ---------   ---------


Asset retirement obligations at end of year         $ 166,895   $ 190,364
                                                    =========   =========

NOTE 6 - PROVISION FOR TAXES

         At December 31, 2007, the Company had net operating loss carryforwards of approximately $27 million that may be offset against future taxable income from the year 2008 through 2027. No tax benefit has been reported in the December 31, 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Net deferred tax assets consist of the following components as of December 31, 2007:

                                                          2007
             Deferred tax assets:
                 NOL carryover                        $11,844,000
                 Unrealized loss on derivative
                   contract                                57,000
                 Other                                     25,000
                                                      -----------

               Total deferred tax assets               11,926,000
               Valuation allowance                    (11,926,000)
                                                      -----------
               Net deferred tax asset                 $      --
                                                      ===========



         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2007 and 2006 primarily due to expense related to stock and options issued for services and the valuation allowance.

NOTE 7 - STOCKHOLDERS' EQUITY

        Preferred Stock - The Company has authorized 10,000,000 shares of $.001 par value preferred stock. The preferred stock shall have preference as to dividends and to liquidation of the Company.

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

       In June 2007, the Company issued 62,500 shares of common stock for the conversion of a promissory note valued at $50,000.

       In December 2007, the Company issued 17,000 shares of common stock for employee compensation valued at $12,920.

       In December 2007, the board elected to award 630,000 shares of common stock valued at $516,600 as part of the Long-Term Incentive and Bonus Program. As of December 31, 2007, these shares were recorded as stock payable included in accrued expenses in the balance sheet and were issued in February 2008.

       In December 2007, we purchased 1,000 shares of common stock for treasury at a cost of $750.

NOTE 8 - STOCK OPTIONS

         A summary of the status of the options granted under various agreements at December 31, 2007 and 2006, and changes during the years then ended is presented below:

                                                   December 31, 2007        December 31, 2006
                                               -----------------------   ----------------------
                                                       Weighted                 Weighted
                                                  Average Exercise          Average Exercise
                                                 Shares       Price        Shares       Price
                                               ---------   -----------   ---------   ----------
Outstanding at beginning of year               1,503,324   $      1.13     553,324   $     1.95
Granted                                             --            --       950,000         0.65
Exercised                                           --            --          --            --
Forfeited                                           --            --          --            --
Expired                                             --            --          --            --
                                               ---------   -----------   ---------   ----------

Outstanding at end of year                     1,503,324   $      1.13   1,503,324   $     1.13
                                               =========   ===========   =========   ==========



         A summary of the status of the options granted under various agreements at December 31, 2007 is presented below:


                                            Options Outstanding                  Options Exercisable
                                            ---------------------------------------------------------------------

                                            Weighted-          Weighted-         Weighted-
                                            Average            Average           Average
          Range of          Number          Remaining          Number            Exercise        Exercise
       Exercise Prices      Outstanding     Contractual Life   Exercisable       Price           Price
       ---------------------------------------------------------------------------------------------------------

               $ .065           950,000         3.63 years          $ 0.65        950,000        $0.65
               $ 1.95           553,324         6.75 years          $ 1.95        553,324        $1.95

                  --          1,503,324            --                --         1,503,324
                              =========                                         =========

The intrinsic value of options outstanding at December 31, 2007 was $161,500.


NOTE 9 - SIGNIFICANT EVENTS

         Effective January 9, 2007, Trans Energy completed the sale to Leatherwood Inc. for net cash proceeds of $667,000 of six oil and/or gas wells located in West Virginia. Trans Energy assigned all of its rights, title, operating rights and interest including the right to produce, operate and maintain the wells. No gain or loss was recorded on this sale.

         Effective January 10, 2007, Trans Energy acquired from National Gulf Production, Inc. 75% of National Gulf's rights and interest in and to certain oil and gas leases covering the oil and gas in and under certain tracts of land containing approximately 3,120 acres located in Trego County, Kansas for cash of $146,250. In addition, cash of $138,750 was paid in advance for Trans Energy's proportionate 75% share of the seismic acquisition, processing and interpretation cost, which was subsequently expensed. As of October 1, 2007, Trans Energy's share was reduced to 56.25% upon sale to a third party.

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

         Effective April 4, 2007, Trans Energy farmed out 11,200 acres of unproven leases in Wetzel County to Republic Partners VI, LP. Under the terms of the farm out agreement, Trans Energy and Republic Partners will drill one exploratory well in 2007 and two exploratory wells in 2008. The total cost per well is expected to be $850,000 to $1,000,000, of which Republic Partners will pay for 100% of the cost to earn a 50% working interest. Trans Energy was permitted by the terms of the joint venture to drill two additional wells in 2007, of which Republic Partners can elect to obtain a 50% paid working interest. One additional well was drilled in 2007.

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

         Effective July 13, 2007, as required by the CIT Creditor Agreement, Trans Energy purchased a commodity put option for $310,000 in cash. The terms of the option establish a floor price of $7.35/MMBTU, Settlement Date Henry Hub price of Natural Gas as quoted by the NYMEX, for volumes ranging from 8,241 MMBTU per month to 5,244 MMBTU per month, beginning settlement on August 2, 2007 and ending settlement on December 1, 2011. This put option places no limit on the upside price for Trans Energy's gas production. If the monthly closing price of Henry Hub gas index is below the floor price then Trans Energy receives proceeds equal to the difference between the floor price and the closing price. The cost of the put option and proceeds, if any, as well as changes in the fair market value of the put options, are charged to other income (expense) as gain
(loss) on derivative instruments. As of December 31, 2007, Trans Energy had a total loss on the derivative instrument of $93,710, of which $37,826 was a realized gain and $131,536 was an unrealized loss.

         On October 25, 2007, the CIT Capital debt agreement dated June 15, 2007 was amended to provide the Company additional time, until March 31, 2008, to meet various financial statement ratio covenants.

         On April 11, 2008, the CIT Capital debt agreement dated June 15, 2007 was again amended to provide the Company additional time, for fiscal year end 2007, to meet various covenants.

NOTE 10 - JUDGMENTS PAYABLE

         On July 28, 1999, Core Laboratories, Inc. obtained a judgment against the Company for non-payment of an account payable. The judgment called for monthly payments of $351 and accrued interest at 10.00% per annum. The balance due on this judgment including the related interest in the amount of $21,312 was paid in full on February 28, 2007.

         On July 1, 1998, RR Donnelly obtained a judgment against the Company for non-payment of accounts payable. The judgment called for monthly payments of $3,244 and accrued interest at 10.00% per annum. The balance due on this judghment including the related interest in the amount of $96,734 was paid in full on February 28, 2007.

NOTE 11 - NOTES PAYABLE

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

         For the year ended December 31, 2007, Trans Energy also repaid various other related party notes in the principal amount of $115,116. On June 22, 2007 Trans Energy finalized a financing agreement with CIT Capital USA Inc. Under the terms of the agreement, CIT Capital USA Inc. will lend up to $18,000,000 (the "Borrowing Base"), to Trans Energy in the form of a senior secured revolving credit facility. Trans Energy has the ability, at additional cost, to increase the credit facility to $30,000,000 in the future, with increases in its reserves. Trans Energy gave CIT Capital USA Inc. a promissory note for all borrowings under the terms of the agreement. The note contains customary default provisions and additional financial covenants. Funds realized from the financing agreement have been used to facilitate Trans Energy's 2007 drilling program. As part of the financing agreement, Trans Energy conveyed to CIT Capital USA Inc. a first priority continuing security interest in, lien on and right of setoff against, all property, assets, security interests, related books and records, and any proceeds from the sale of or revenue generated from the foregoing, whether now owned or acquired at anytime in the future. In addition, Trans Energy conveyed to CIT Capital USA Inc. a 2% Net Profits Interest, valued at $765,000, in and to all oil and gas properties currently owned and any additional oil and gas properties acquired in the future through to the date of maturity. Under the terms of the financing agreement, CIT Capital USA Inc. can elect after June 22, 2008, but on or prior to June 22, 2009 to sell the 2% NPI to Trans Energy at a value equal to 2% of Trans Energy's total reserve report value at the time. Trans Energy can elect after June 22, 2009, but on or prior to June 22, 2010 to buy the 2% NPI from CIT Capital USA Inc. at a value equal to 3% of Trans Energy's total reserve report value at the time. Trans Energy can elect after June 22, 2010, to buy the 2% NPI from CIT Capital USA Inc. at a value equal to 2% of Trans Energy's total reserve report value at the time. The reserve report value is to be based on proved reserves and to be calculated using a 10% discount, no inflation adjustment for expenditures and differential adjusted market pricing for revenues. The fair value of $765,000 has been recorded as a reduction of oil and gas properties and a discount on the note payable to CIT Capital USA Inc., with no gain recognized. The discount is being amortized using the effective interest method over the term of the note.

         Trans Energy also agreed to enter into the commodity put option positions over the next five years on natural gas production volumes. Under the terms of the agreement Trans Energy can elect varying interest payment terms and a variable interest rate based on different posted rates, at no additional cost.

         Borrowings under the note bear interest at either LIBOR plus a variable margin based on the utilization of the Borrowing Base, ranging from 1.75% to 5.25%; or at the Prime Rate plus the Federal Funds Rate plus 0.5% plus a variable margin based on the utilization of the Borrowing Base ranging from 1.75% to 5.25%.

         Interest payment due dates are elected at the time of borrowing and range from monthly to six months. Principal payments are due at maturity on June 15, 2010 for all borrowings outstanding on that date. Trans Energy shall have the right at any time to prepay any borrowing in whole or in part, before the date of maturity. Trans Energy also must pay CIT Capital USA Inc. a commitment fee for any unused commitments, including related letters of credit. The commitment fees range from 0.5% to 0.75% per annum of unused average commitments. Trans Energy paid $500,000 in financing fees to a placement agent in securing the CIT Capital USA Inc. financing agreement. These financing fees are being deferred and amortized using the effective interest method over the term of the note. Trans Energy paid $200,000 to CIT Capital USA Inc. as a structuring fee in securing the note. The structuring fee has been recorded as a discount on the note and is being amortized using the effective interest method over the term of the note. For the year ended December 31, 2007, Trans Energy's total borrowings from CIT amount to $14,713,146, leaving an unused available credit facility of $3,286,854.

For the year ended December 31, 2007, Trans Energy had additional borrowings in the amount of $654,671 to fund workover programs and various property and equipment purchases. The interest rates vary from 6.75% to 13.24%, with principal and interest payments due monthly. Total repayment terms range from 36 to 48 months maturity. The collateral securing the notes includes the related assets purchased.

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

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS

         Trans Energy entered into a derivative contract to provide a measure of stability in the cash flows associated with Trans Energy's gas production and to manage exposure to commodity prices. None of the derivative contracts Trans
Energy entered into have been designated as cash flow hedges or fair value hedges. Trans Energy recorded a total loss of $93,710 related to its derivative instruments for the year ended December 31, 2007, of which $37,826 was a realized gain and $131,536 was an unrealized loss.

Natural Gas Derivatives

         Trans Energy entered into participating commodity put options on natural gas whereby Trans Energy receives a floor price. The following table shows the monthly volumes and the floor price.

                                                                    Average
Start                   End                   Volume                Floor
Month                   Month                 MMBTU/Month           $/MMBTU
-----                   -----                 -----------           -------
Jul `07                 Dec `07               8,241                 $ 7.350
Jan `08                 Dec `08               6,915                 $ 7.350
Jan `09                 Nov `09               6,370                 $ 7.350
Jan `10                 Dec `10               5,560                 $ 7.350
Jan `11                 Dec `11               5,244                 $ 7.350


NOTE 13 - BUSINESS SEGMENTS

         Trans Energy's principal operations consist of oil and gas sales with Trans Energy, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

         Certain financial information concerning Trans Energy's operations in different segments is as follows:

                                        For the
                                         Year
                                         Ended      Oil and Gas         Pipeline
                                      December 31,    Sales           Transmission         Corporate             Total
                                      -----------  ------------       ------------       ------------       ------------

Revenue                                  2007      $  1,207,233       $    182,007       $    130,137       $  1,519,377
                                         2006         1,157,957            227,063             35,782          1,420,802

Income (Loss) from                       2007          (148,784)          (123,729)        (2,076,504)        (2,349,017)
continuing operations                    2006         1,178,221            121,006         (2,890,388)        (1,591,161)

Depreciation, depletion,                 2007           329,333             25,562               --              354,895
amortization and accretion               2006           220,403            116,712               --              337,115

Property and equipment                   2007         8,034,322          1,372,149               --            9,406,471
acquisitions, including                  2006         3,982,661               --                 --            3,982,661
oil and gas properties

        Total assets, net of intercompany accounts:

        December 31, 2007                          $ 14,502,036       $  2,063,334       $       --         $ 16,565,370
        December 31, 2006                             5,514,899            736,510               --            6,251,409


NOTE 14 - RELATED PARTY TRANSACTIONS

a. Marketing Agreement - Sancho natural gas delivered through the Company's pipeline network is sold either to Sancho Oil and Gas Corporation ("Sancho"), a company controlled by the Vice President of the Company, at the industrial facilities near Sistersville, West Virginia, or to Dominion Gas, a local utility, on an on-going basis at a variable price per month per Mcf. Under its contract with Sancho, the Company has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby the Company receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho. The Company has an accrued related party receivable from Sancho of $478,160 as of December 31, 2007.

b. Receivables and Payables
The Company has various payables to the officers and companies of the officers. These amounts are reported in the balance sheet as related party accounts payable and accrued expenses.


NOTE 15 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

The Company's marketing arrangement with Sancho accounted for approximately 100% of Tyler Construction Company's revenue for the years ended December 31, 2007 and 2006. Another customer also generated 100% of Ritchie County sales in 2007 and 2006. Trans Energy, Inc. has five customers that represent 100% of its gross oil and gas sales for the years ended December 31, 2007 and 2006.


NOTE 16 - SUBSEQUENT EVENTS

         On April 11, 2008 the CIT Capital debt agreement dated June 15, 2007 was again amended to provide the Company additional time, for fiscal year end 2007, to meet various covenants.


NOTE 17 - SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

         There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. Crude oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

         The Company retained Schlumberger Data & Consulting Services, independent third-party reserve engineers, to perform an independent evaluation of proved reserves as of December 31, 2007. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of the Company's reserves are located in the United States.

         The following supplemental unaudited information regarding the Company's oil and gas activities is presented pursuant to the disclosure requirements of SFAS No. 69. The standardized measure of discounted future net cash flows is computed by applying fiscal year-end prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on fiscal year-end cost estimates assuming continuation of existing economic conditions) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on fiscal year-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

         Aggregate capitalized costs relating to the Company's crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion, and amortization are as follows:

                                              As of December 31, 2007
                                            ---------------------------

Proved oil and gas producing properties
   and related lease, wells and equipment         $ 13,529,208

Unproved Oil and Gas Properties                        250,670
Accumulated Depreciation, Depletion
    and Amortization                                (1,801,262)
                                                  ------------

Net Capitalized Costs                             $ 11,978,616
                                                  ============

All of the Company's operations are in the United States.

Costs Incurred in Oil and Gas Activities
----------------------------------------

         Costs incurred in connection with the Company's crude oil and natural gas acquisition, exploration and development activities for each of the periods shown below:

                                              For the Year Ended December 31,
                                              -------------------------------
                                                     2007           2006
Acquisition of Properties:                      ----------       ----------

     Proved                                     $   16,355       $1,848,740

     Unproved                                      240,514           10,156

Exploration Costs                                  258,852             --

Development Costs                                9,123,877          984,359
                                                ----------       ----------
Total Costs Incurred                            $9,639,598       $2,843,255
                                                ==========       ==========



Results of Operations for Oil and Gas Producing Activities
----------------------------------------------------------

         Aggregate results of operations, in connection with the Company's crude oil and natural gas producing activities, for each of the periods shown below:

                                         For the Year Ended December 31,
                                         -------------------------------
                                               2007           2006
                                           -----------    -----------
Sales                                      $ 1,207,233    $ 1,157,957
Production Costs (a)                          (929,224)      (534,065)
Depreciation, Depletion and Amortization      (329,333)      (220,403)
Income Tax Expense                                --             --
                                           -----------    -----------
Total Results of Operations for
     Producing Activities (b)              $   (51,324)   $   403,489
                                           ===========    ===========

     (a) Production costs consist of oil and gas operations expense,  production
         and  ad  valorem  taxes,  plus  general  and   administrative   expense
         supporting the Company's oil and gas operations.

     (b) Excludes the activities of pipeline transmission operations, corporate overhead and interest costs

Estimated Quantities of Proved Oil and Gas Reserves
---------------------------------------------------

         The Company's proved oil and natural gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors.

         The following schedule sets forth the proved reserves of the Company during each of the periods presented:


                                                            As of December 31,
                                         --------------------------------------------------------
                                                    2007                          2006
                                         --------------------------    --------------------------

Proved Reserves as of:                       Oil            Gas            Oil             Gas
                                            (BBL)          (MCF)          (BBL)           (MCF)
                                         -----------    -----------    -----------    -----------
Beginning of the period                    1,340,964     13,161,354        230,780      2,856,564
Revisions of previous estimates               64,040        788,619        535,724      5,941,466
Extensions and discoveries                   807,430      9,767,123           --        1,047,619
Improved recovery                               --             --             --             --
Production                                    (4,022)      (161,281)        (5,758)      (124,302)
Purchases of minerals in place                  --             --          580,218      3,440,007
Sales of minerals in place                   (26,819)      (263,227)          --             --
                                         -----------    -----------    -----------    -----------
End of period                              2,181,593     23,292,588      1,340,964     13,161,354
                                         ===========    ===========    ===========    ===========


Proved Developed Reserves, End of Year       182,056      4,531,463         56,567      2,340,352
                                         ===========    ===========    ===========    ===========

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
--------------------------------------------------------------------------------

         The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2007 and 2006 in accordance with SFAS No 69, "Disclosures About Oil and Gas Producing Activities" which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves.

                                                    As of December 31,
                                     ------------------------------------------
                                          2007                      2006
                                     -------------              -------------
Future Cash Inflows                  $ 399,271,719              $ 166,383,422
Future Production Costs (a)            (55,506,445)               (34,891,269)
Future Development Costs               (42,293,774)               (23,508,739)
Future Income Tax Expense             (120,671,129)               (39,740,080)
                                     -------------              -------------

Future Net Cash Flows                $ 180,800,371              $  68,243,334
                                     =============              =============

Discounted for Estimated Timing
    of Cash Flows                    $(127,712,969)             $ (50,941,802)
                                     -------------              -------------

Standardized Measure of Discounted
    Future Net Cash Flows            $  53,087,402              $  17,301,531
                                     =============              =============

(a) Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and general and administrative expense supporting the Company's oil and gas operations.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil and Gas Reserves
--------------------------------------------------------------------------------

         Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved crude oil and natural gas reserves, as required by SFAS No. 69, at year end are set forth in the table below:

                                                 For the Year Ended December 31,
                                                      2007            2006
                                                  ------------    ------------
Standardized Measure, Beginning of Year           $ 17,301,531    $ 17,645,538
Oil and gas sales, net of production costs            (278,009)       (658,018)
Changes in prices and future production              4,524,643      (5,345,481)
Extensions, discoveries and improved                63,996,549       1,528,645
   recovery, net of costs
Sales of Minerals in place                            (346,381)           --
Change in estimated future development costs       (24,247,420)    (20,157,035)
Previously estimated development costs incurred      8,743,845       3,501,938
Revisions of previous quantity estimates              (416,497)     26,059,401
Accretion of Discount                                2,737,672       2,304,424
Net change in income taxes                         (25,356,803)     (4,676,482)
Timing and Other                                     6,428,272      (2,901,397)
                                                  ------------    ------------

Standardized Measure, End of Year                 $ 53,087,402    $ 17,301,531
                                                  ============    ============