Form 10-Q
period 2007-12-31
TRANS ENERGY INC
filed 2008-05-15
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-23530

TRANS ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	93-0997412

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170

(Address of principal executive offices)

Registrant’s telephone no., including area code: (304) 684-7053

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (	)	Accelerated filer	( )
Non-accelerated filer	( ) (Do not check if smaller reporting company)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2) of the Exchange Act. Yes ( ) No (X)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

_________Class_____________	___Outstanding as of April 30, 2008___
Common Stock, $.001 par value	10,410,065

Table of Contents

Heading	Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Consolidated Balance Sheets – March 31, 2008 and

December 31, 2007 (Unaudited)	3

Consolidated Statements of Operations – three months ended

March 31, 2008 and 2007 (Unaudited)	5

Consolidated Statement of Stockholders’ Deficit - three months

ended March 31, 2008 (Unaudited)	6

Consolidated Statements of Cash Flows – three months ended

March 31, 2008 and 2007 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Securities Holders	14

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures	15

PART I

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS

Cash	$ 421,923	$ 1,702,373
Accounts receivable	282,939	285,204
Accounts receivable – related parties	584,945	478,160
Advances to non-operator, net	346,996	243,666
Deferred financing costs	167,429	167,429
Derivative – current	8,457	43,095
Prepaid expenses	-	8,000

Total Current Assets	1,812,689	2,927,927

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $206,207 and $174,311, respectively	674,894	664,942

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	13,965,727	10,764,411
Unproved properties	279,094	250,670
Pipelines	3,225,715	2,764,797
Accumulated depreciation, depletion and amortization	(1,899,883)	(1,801,262)

Net oil and gas properties	15,570,653	11,978,616

OTHER ASSETS

Deferred financing costs, net of amortization of $160,872 and $119,136, respectively	200,731	242,467
Derivative – non-current	102,242	135,369
Advances to operator	557,715	557,715
Other assets	68,334	58,334

Total Other Assets	929,022	993,885

TOTAL ASSETS	$ 18,987,258	$ 16,565,370

See notes to consolidated financial statements

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Unaudited)

	March 31,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, trade	$ 2,100,166	$ 2,318,852
Accounts payable – related party	242,592	248,364
Accrued expenses	649,722	929,288
Accrued expenses – related party	31,000	31,000
Notes payable	84,543	86,972

Total Current Liabilities	3,108,023	3,614,476

LONG-TERM LIABILITIES

Notes payable, net of unamortized discount of $710,727 and $791,070, respectively	17,381,434	14,033,528
Asset retirement obligations	178,953	166,895

Total Long-Term Liabilities	17,560,387	14,200,423

Total Liabilities	20,668,410	17,814,899

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized at $0.001 par value; 10,410,065 and 9,530,065 shares issued, and 10,490,065 and 9,529,065 shares outstanding, respectively	10,410	9,530
Additional paid-in capital	34,898,649	34,117,443
Treasury stock, at cost, 1,000 shares	(750)	(750)
Accumulated deficit	(36,589,461)	(35,375,752)

Total Stockholders' Deficit	(1,681,152)	(1,249,529)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 18,987,258	$ 16,565,370

See notes to consolidated financial statements

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

REVENUES	$ 427,646	$ 285,520

COSTS AND EXPENSES

Production costs	257,064	108,934
Depreciation, depletion, amortization and accretion	151,864	71,848
Exploration costs	-	138,750
Selling, general and administrative	694,574	494,306
Loss on sale of assets	1,286	-

Total Costs and Expenses	1,104,788	813,838

LOSS FROM OPERATIONS	(677,142)	(528,318)

OTHER INCOME (EXPENSES)

Interest income	7,391	-
Gain on extinguishment of debt	-	45,783
Interest expense	(476,193)	(95,059)
Loss on derivative instruments	(67,765)	-

Total Other Income (Expenses)	(536,567)	(49,276)

NET LOSS BEFORE INCOME TAXES	(1,213,709)	(577,594)

INCOME TAXES	-	-

NET LOSS	$ (1,213,709)	$ (577,594)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.12)	$ (0.06)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	10,042,592	9,450,565

See notes to consolidated financial statements

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2008

	Common Stock		Additional
			Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2007	9,530,065	$ 9,530	$ 34,117,443	$ (750)	$ (35,375,752)	$ (1,249,529)

Fair value of options granted			39,486			39,486

Shares issued for stock compensation payable	630,000	630	515,970			516,600

Shares issued for services	250,000	250	225,750			226,000

Net loss					(1,213,709)	(1,213,709)

Balance, March 31, 2008	10,410,065	$ 10,410	$ 34,898,649	$ (750)	$ (36,589,461)	$ (1,681,152)

See notes to consolidated financial statements

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,213,709)	$ (577,594)
Adjustments to reconcile net loss
to net cash from operating activities:
Depreciation, depletion, amortization and accretion	151,864	71,848
Amortization of financing cost and debt discount	122,079	-
Share-based compensation	265,486	130,768
Gain on debt extinguishment	-	(45,783)
Loss on sale of assets	1,286	-
Unrealized loss on derivative contract	67,765	-
Changes in operating assets and liabilities:
Accounts receivable	2,264	40,877
Accounts receivable – related parties	(106,785)	-
Advances to non-operator, net	(103,330)	-
Prepaid and other assets	8,000	(44,375)
Accounts payable and accrued expenses	18,347	(79,806)
Accounts payable – related party	(5,772)	(8,045)
Net cash used in operating activities	(792,505)	(512,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	5,000	667,001
Expenditures for oil and gas properties	(3,708,230)	(164,226)
Expenditures for property and equipment	(49,850)	(21,204)
Net cash (used) provided by investing activities	(3,753,080)	481,571

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of financing costs and cash
discount of $0 and $100, respectively	3,286,852	374,280
Payments on notes payable	(21,717)	(27,896)
Payments on related party debt	-	(272,755)
Net cash provided by financing activities	3,265,135	73,629

NET CHANGE IN CASH	(1,280,450)	43,090

CASH, BEGINNING OF PERIOD	1,702,373	208,815

CASH, END OF PERIOD	$ 421,923	$ 251,905

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$ 122,749	$ 95,059
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Increase in asset retirement obligation	$ 6,711	$ -
Revision of asset retirement obligation	$ 14,282	$ -
Common shares issued for stock compensation payable	$ 516,600	$ -

See notes to consolidated financial statements

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation.

NOTE 2 – GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through March 31, 2008 of $36,589,461 and had a working capital deficit of $1,295,334 at March 31, 2008. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, sale of assets, other contemplated debt and equity financings, and increases in operating revenues from new development and business acquisitions would enable Trans Energy to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing. Trans Energy’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2008, we drilled thirteen new wells in Wetzel and Marion Counties, West Virginia to various formations, including the Gordon, Bayard and Fourth Sand, of which we own a 100% working interest in each well.

On February 23, 2008, Trans Energy completed the drilling of its second joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms in the joint venture contract. This well, in addition to the first joint venture well of which drilling was completed on November 14, 2007 to an approximate total depth of 7,500 feet with the primary target also being the Marcellus Shale, are expected by management to be completed and begin flow in June 2008.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

Trans Energy entered into a derivative contract to provide a measure of stability in the cash flows associated with Trans Energy’s gas production and to manage exposure to commodity prices. None of the derivative contracts Trans Energy entered into have been designated as cash flow hedges or fair value hedges. Trans Energy recorded a total unrealized loss of $67,765 related to its derivative instruments for the three months ended March 31, 2008.

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

NOTE 5 – NOTES PAYABLE

On June 22, 2007 Trans Energy finalized a financing agreement with CIT Capital USA Inc. Under the terms of the agreement, CIT will lend up to $18,000,000 to Trans Energy in the form of a senior secured revolving credit facility. Trans Energy has the ability, at additional cost, to increase the credit facility to $30,000,000 in the future, with increases in its reserves. For the three months ended March 31, 2008, Trans Energy borrowed an additional $3,286,852 from CIT which increased the total outstanding credit balance to $18,000,000, leaving no unused available credit facility.

NOTE 6 – EQUITY

During the three months ended March 31, 2008, Trans Energy issued 630,000 shares of common stock as settlement of the December 31, 2007 stock compensation payable of $516,600 related to the 2007 Long-Term Incentive and Bonus Program.

On January 1, 2008, Trans Energy granted 450,000 common stock options to an officer and an employee as part of their two year employment agreements. The options vest quarterly over two years and have a five year term. The stock options were granted at an exercise price of $0.80 per common stock, which was equal to the fair market value of the common stock at the date of grant and were valued at $315,886 using the Black Scholes valuation model. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $39,486 of share-based compensation expense was recorded during the three months ended March 31, 2008. The following are the assumptions made in computing the option fair value:

Average risk-free interest rate	3.3%
Dividend yield	0%
Expected term	5 years
Average expected volatility	126.19%

On January 1, 2008, Trans Energy granted 250,000 common shares to one officer under the terms of his employment agreement. The 250,000 shares vested immediately and were valued at $200,000 using the fair market value of the common stock at the date of grant. The $200,000 was recorded in the current period as share-based compensation expense.

On January 1, 2008, Trans Energy granted 260,000 shares of common stock to three employees under employment agreements. The 260,000 shares are not performance based and vest quarterly over two years, subject to ongoing employment. These shares were valued at $208,000 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over two years. During the three months ended March 31, 2008, we recorded $26,000 of share-based compensation related to these shares.

As a result of the above stock transactions, Trans Energy recorded total share-based compensation expense of $265,486 for the three months ended March 31, 2008.

NOTE 7 – BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Three Months Ended March 31,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2008	$ 319,504	$ 103,487	$ 4,655	$ 427,646
	2007	215,366	70,154	--	285,520

Income (loss) from	2008	46,665	(53,485)	(670,322)	(677,142)
operations	2007	(106,063)	62,989	(485,244)	(528,318)

Interest expense	2008	476,193	--	--	476,193
	2007	88,472	6,587	--	95,059

Depreciation, depletion,	2008	133,504	18,360	--	151,864
amortization and accretion	2007	65,088	6,760	--	71,848

Property and equipment	2008	3,322,162	435,918	--	3,758,080
acquisitions, including	2007	181,930	3,500	--	185,430
oil and gas properties

Total assets, net of intercompany accounts:
March 31, 2008		$16,367,558	$ 2,619,700	$ --	$18,987,258
December 31, 2007		14,502,036	2,063,334	--	16,565,370

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Three months ended March 31, 2008 compared to March 31, 2007

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the three months ended March 31, 2008 and 2007. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Three Months Ended
March 31,
2008___________2007

Total revenues	100%	100%
Total costs and expenses	(259%)	(286%)
Income (loss) from operations	(159%)	(186%)
Other income (expense)	(126%)	(18%)
Net income (loss)	(284%)	(204%)

Total revenues of $427,646 for the three months ended March 31, 2008 increased 50% compared to $285,520 for the three months ended March 31, 2007, primarily due to new drilling, acquisitions, and increased production from the efforts of the work over program. We focused our efforts during the first quarter of 2008 on the implementation of our drilling program in Wetzel County and on a workover program on our wells located in Wetzel and Marion Counties, West Virginia and the implementation of our drilling program. We expect  production increases from the drilling program, the workover program and from new pipeline connections throughout 2008.

Production costs increased 132% in the three months ended March 31, 2008 as compared to the same period for 2007, primarily due to workovers and expenses associated with our field production.

Depreciation, depletion, amortization and accretion expense increased 122% in the three months ended March 31, 2008 as compared to the same period for 2007, due to the increase in production and additions of oil and gas properties.

Interest expense increased 384% in the three months ended March 31, 2008 as compared to the same period for 2007, primarily due to increased borrowings for our drilling program.

Our loss from operations for the first quarter of 2008 was $677,142 compared to a loss from operations of $528,318 for the first quarter of 2007. This increase is primarily due to an increase in selling, general and administrative expenses. This increase in selling, general and administrative expenses is related to the value of shares issued as part of our Long-term Incentive Bonus Program for our officers, directors, and senior managers during the quarter and employee stock compensation under employment agreements.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At March 31, 2008, we had a working capital deficit of $1,295,334 compared to a deficit of $686,549 at December 31, 2007. This increase in working capital deficit is primarily attributed to the increased efforts of the drilling program and the completion of the pipeline construction.

During the first three months of 2008, net cash used by operating activities was $792,505 compared to $512,110 for the same period of 2007. This increased negative cash flow from operating activities is primarily attributable to an increase in depreciation, depletion, and amortization, as well as an increase in share-based compensation and unrealized losses on our derivative contract.

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

During the first three months of 2008, net cash used by investing activities was $3,753,080 compared to net cash provided of $481,571 in 2007. We used $3,708,230 for the purchase of oil and gas properties and $49,850 to purchase property and equipment for the three month period ended March 31, 2008 compared to $164,226 for the purchase of oil and gas properties and $21,204 to purchase property and equipment for the three month period ended March 31, 2007.

During the first three months of 2008, net cash provided by financing activities was $3,265,135 compared to $73,629 in the same period of 2007. In 2007, we borrowed $3,286,852, net of financing cost and cash discount, and repaid $21,717 in notes payable.

We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Wetzel, Marion and Doddridge Counties, West Virginia and new transportation of gas for third parties in our 6-inch pipeline located in West Virginia. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities or through an increase in the available credit facility with CIT Capital, as described in detail in Note 5 - Notes Payable. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms.

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

Recent Events

During the three months ended March 31, 2008, we drilled thirteen new wells in Wetzel and Marion Counties, West Virginia to various formations, including the Gordon, Bayard and Fourth Sand, of which we own a 100% working interest in each well.

On February 23, 2008, Trans Energy completed the drilling of its second joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms in the joint venture contract. This well, in addition to the first joint venture well of which drilling was completed on November 14, 2007 to an approximate total depth of 7,500 feet with the primary target also being the Marcellus Shale, are expected to be completed and begin flow in June 2008.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Trans Energy is exposed to market risk, including adverse changes in commodity prices. Trans Energy produces and sells natural gas and crude oil. As a result, Trans Energy’s financial results can be significantly affected if these commodity prices fluctuate widely in response to changing market forces.

Trans Energy uses derivative contracts to minimize the risk of commodity prices. These contracts are entered into with a major financial institution. These derivative contracts are explained in detail in Note 5 – Derivative Financial Instruments.

Item 4.	Controls and Procedures

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

In our December 31, 2007 10-KSB, we disclosed certain material weaknesses in our internal control over financial reporting. We also disclosed certain remediation measures that we planned to implement during fiscal year 2008 to address those material weaknesses.

The Company's remediation plans included complete implementation and execution of controls and procedures identified in management's assessment of the entity level, financial reporting and other process level controls. As of March 31, 2008, some of these controls have been implemented, however these controls have not been executed a sufficient number of times for management to fully assess their effectiveness. Management will continue its efforts to implement and assess all of these measures and will monitor and evaluate them for effectiveness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our securities holders during the first quarter ended March 31, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of
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

TRANS ENERGY, INC.

Date: May 15 , 2008	By /S/ JAMES K. ABCOUWER______
JAMES K. ABCOUWER
Chief Executive Officer and Director

Date: May 15, 2008	By /S/ LISA A. CORBITT___________
LISA A. CORBITT
Controller, Principal Financial Officer
(Principal Accounting Officer)