Form 10-Q
period 2008-06-30
TRANS ENERGY INC
filed 2008-08-14
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Large accelerated filer [	]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes ( ) No (X)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class____________	____Outstanding as of July 31, 2008____
Common Stock, $.001 par value	10,442,565

Table of Contents

Heading	Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Consolidated Balance Sheets – June 30, 2008 and

December 31, 2007 (Unaudited)	3

Consolidated Statements of Operations – three and six months ended

June 30, 2008 and 2007 (Unaudited)	5

Consolidated Statement of Stockholders’ Deficit - six months

ended June 30, 2008 (Unaudited)	6

Consolidated Statements of Cash Flows – six months ended

June 30, 2008 and 2007 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures	18

PART I

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS

Cash	$ 1,373,816	$ 1,702,373
Accounts receivable	692,274	285,204
Accounts receivable – related parties	885,847	478,160
Accounts receivable due from non-operator, net	-	243,666
Deferred financing costs	167,429	167,429
Derivative – current	2,568	43,095
Prepaid expenses	-	8,000

Total Current Assets	3,121,934	2,927,927

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $239,394 and $174,311, respectively	828,997	664,942

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	16,998,859	10,764,411
Unproved properties	316,769	250,670
Pipelines	3,248,476	2,764,797
Accumulated depreciation, depletion and amortization	(2,091,167)	(1,801,262)

Oil and gas properties, net	18,472,937	11,978,616

OTHER ASSETS

Deferred financing costs, net of amortization of $202,590 and $119,136, respectively	158,995	242,467
Derivative – non-current	32,507	135,369
Advances to operator	9,000	557,715
Other assets	58,782	58,334

Total Other Assets	259,284	993,885

TOTAL ASSETS	$ 22,683,152	$ 16,565,370

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Unaudited)

	June 30,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, trade	$ 1,639,838	$ 2,318,852
Accounts payable – related party	243,392	248,364
Accrued expenses	454,715	929,288
Accrued expenses – related party	-	31,000
Advances from non-operator, net	554,045	-
Notes payable	81,976	86,972

Total Current Liabilities	2,973,966	3,614,476

LONG-TERM LIABILITIES

Notes payable, net of unamortized discount of $630,385 and $791,070, respectively	21,443,985	14,033,528
Asset retirement obligations	178,954	166,895

Total Long-Term Liabilities	21,622,939	14,200,423

Total Liabilities	24,596,905	17,814,899

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized at $0.001 par value; 10,442,565 and 9,530,065 shares issued, and 10,441,565 and 9,529,065 shares outstanding, respectively	10,443	9,530
Additional paid-in capital	34,964,102	34,117,443
Treasury stock, at cost, 1,000 shares	(750)	(750)
Accumulated deficit	(36,887,548)	(35,375,752)

Total Stockholders' Deficit	(1,913,753)	(1,249,529)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 22,683,152	$ 16,565,370

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES	$ 1,229,074	$ 417,152	$ 1,656,720	$ 702,672

COSTS AND EXPENSES

Production costs	350,788	185,525	607,852	294,459
Exploration costs	-	20,355	-	159,105
Dry hole costs	94,216	-	94,216	-
Depreciation, depletion, amortization, and accretion	224,718	107,208	376,582	179,056
Selling, general and administrative	435,491	640,724	1,130,066	1,135,030
Gain on sale of assets	(3,152)	(775,139)	(1,866)	(775,139)

Total Costs and Expenses	1,102,061	178,673	2,206,850	992,511

INCOME (LOSS) FROM OPERATIONS	127,013	238,479	(550,130)	(289,839)

OTHER INCOME (EXPENSES)

Interest income	2,651	3,009	10,042	3,009
Other income	92,396	-	92,396	45,783
Interest expense	(444,522)	(122,419)	(920,715)	(217,478)
Loss on derivative instruments	(75,624)	-	(143,389)	-

Total Other Income (Expenses)	(425,099)	(119,410)	(961,666)	(168,686)

NET INCOME (LOSS) BEFORE INCOME TAXES	(298,086)	119,069	(1,511,796)	(458,525)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ (298,086)	$ 119,069	$ (1,511,796)	$ (458,525)

INCOME (LOSS) PER SHARE - BASIC	$ (0.03)	$ 0.01	$ (0.15)	$ (0.05)

INCOME (LOSS) PER SHARE - DILUTED	$ (0.03)	$ 0.01	$ (0.15)	$ (0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	10,442,565	9,458,807	10,242,579	9,454,709

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	10,442,565	9,458,807	10,242,579	9,454,709

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2008
(Unaudited)

	Common Stock		Additional
			Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2007	9,530,065	$ 9,530	$ 34,117,443	$ (750)	$ (35,375,752)	$ (1,249,529)

Fair value of options granted			78,972			78,972

Shares issued for stock compensation payable	630,000	630	515,970			516,600

Shares issued for services	282,500	283	251,717			252,000

Net loss for the six months ended June 30, 2008					(1,511,796)	(1,511,796)

Balance, June 30, 2008	10,442,565	$ 10,443	$ 34,964,102	$ (750)	$ (36,887,548)	$ (1,913,753)

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,511,796)	$ (458,525)
Adjustments to reconcile net loss
to net cash from operating activities:
Depreciation, depletion, amortization and accretion	376,582	179,056
Amortization of financing cost and debt discount	244,157	-
Share-based compensation	330,972	261,536
Gain on sale of assets	(1,866)	(775,139)
Unrealized loss on derivative contract	143,389	-
Changes in operating assets and liabilities:
Accounts receivable	(407,071)	19,679
Accounts receivable – related parties	(407,687)	(5,500)
Advances from non-operator, net	797,711	-
Advances to operator, net	548,715	-
Prepaid and other assets	7,552	21,250
Accounts payable and accrued expenses	(636,987)	(126,180)
Accounts payable – related party	(35,972)	(13,105)
Net cash used in operating activities	(552,301)	(896,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	5,000	1,442,139
Expenditures for oil and gas properties	(6,791,798)	(869,768)
Expenditures for property and equipment	(234,235)	(137,110)
Net cash (used) provided by investing activities	(7,021,033)	435,261

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of financing costs and cash
discount of $0 and $100, respectively	7,286,854	6,376,200
Payments on notes payable	(42,077)	(3,346,917)
Payments on related party debt	-	(499,739)
Net cash provided by financing activities	7,244,777	2,529,544

NET CHANGE IN CASH	(328,557)	2,067,877

CASH, BEGINNING OF PERIOD	1,702,373	208,815

CASH, END OF PERIOD	$ 1,373,816	$ 2,276,692

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$ 648,828	$ 217,478
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Increase in asset retirement obligation	$ 6,711	$ -
Revision of asset retirement obligation	$ 14,282	$ -
Common shares issued for stock compensation payable	$ 516,600	$ -
Discount on debt for net profits interest	$ -	$ 765,000
Conversion of related-party debt to common stock	$ -	$ 50,000

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation.

NOTE 2 – GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through June 30, 2008 of $36,887,548 and had a working capital surplus of $147,967 at June 30, 2008. Revenues during the quarter ended June 30, 2008 were sufficient to cover its operating costs and we expect positive cash flow from existing wells and new drilling that will allow it to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing. Trans Energy’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SIGNIFICANT EVENTS

During the six months ended June 30, 2008, Trans Energy drilled nineteen new wells in Wetzel and Marion Counties, West Virginia to various formations, including the Gordon, Bayard and Fourth Sand, of which Trans Energy owns a 100% working interest in each well.

On February 23, 2008, Trans Energy completed the drilling of its second joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract.

On May 22, 2008, Trans Energy completed the purchase of a building in Marion County, West Virginia. The building was purchased from United Petroleum Services Company for $175,000 and is to be used as a field shop.

Drilling began on June 21, 2008 on a third joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate depth of 7,500 feet, with the primary target also being the

Marcellus Shale. Republic Partners will pay for 100% of the cost of this well to earn a 50% working interest.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

Trans Energy entered into derivative commodity price contracts to provide a measure of stability in the cash flows associated with Trans Energy’s oil and gas production and to manage exposure to commodity price fluctuations. None of the derivative contracts Trans Energy entered into have been designated as cash flow hedges or fair value hedges. Trans Energy recorded a total unrealized loss of $143,389 related to its derivative instruments for the six months ended June 30, 2008.

Natural Gas Derivatives

Trans Energy entered into participating commodity put options on natural gas whereby Trans Energy receives a floor price. The following table shows the monthly volumes and the floor price.

			Average
Start	End	Volume	Floor
Month	Month	MMBTU/Month	$/MMBTU
Jul. ‘07	Dec. ‘07	8,241	$ 7.350
Jan. ‘08	Dec. ‘08	6,915	$ 7.350
Jan. ‘09	Dec. ‘09	6,370	$ 7.350
Jan. ‘10	Dec. ‘10	5,560	$ 7.350
Jan. ‘11	Dec. ‘11	5,244	$ 7.350

Oil Derivatives

Trans Energy entered into participating commodity put and call options on crude oil as a costless collar. The following table shows the monthly volumes, the floor and ceiling prices.

Start	End	Volume	Floor	Ceiling
Month	Month	BBL/Month	$/BBL	$/BBL
Jun. '08	Dec. 08	705	$100	$172
Jan. ‘09	Dec. ‘09	585	$100	$172
Jan. ‘10	Dec. ‘10	488	$100	$172
Jan. ‘11	Dec. ‘11	449	$100	$172

NOTE 5 – NOTES PAYABLE

On June 22, 2007, Trans Energy finalized a financing agreement with CIT Capital USA Inc. Under the terms of the agreement, CIT will lend up to $18,000,000 to Trans Energy in the form of a senior secured revolving credit facility. Trans Energy has the ability to increase the credit facility to $30,000,000 in the future, with increases in its reserves. During the quarter ended June 30, 2008, CIT released an additional $4,000,000 to Trans Energy. For the six months ended June 30, 2008, Trans Energy borrowed an additional $7,286,854 from CIT which increased the total outstanding credit balance to $22,000,000, leaving no unused available credit facility. The weighted average interest rate on this credit facility on June 30, 2008 was 5.97%.

NOTE 6 – EQUITY

During the six months ended June 30, 2008, Trans Energy issued 630,000 shares of common stock for the December 31, 2007 stock compensation payable of $516,600 related to the 2007 Long-Term Incentive and Bonus Program.

On January 1, 2008, Trans Energy granted 450,000 common stock options to an officer and an employee as part of their two year employment agreements. The options vest quarterly over two years and have a five year term. The stock options were granted at an exercise price of $0.80 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued at $315,886 using the Black Scholes valuation model. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $78,972 of share-based compensation expense was recorded during the six months ended June 30, 2008. The following are the assumptions made in computing the option fair value:

Average risk-free interest rate	3.3%
Dividend yield	0%
Expected term	5 years
Average expected volatility	126.19%

On January 1, 2008, Trans Energy granted 250,000 common shares to one officer under the terms of his employment agreement. The 250,000 shares vested immediately and were valued at $200,000 using the fair market value of the common stock at the date of grant. During the six months ended June 30, 2008 the $200,000 was recorded as share-based compensation expense.

On January 1, 2008, Trans Energy granted 260,000 shares of common stock to three employees under employment agreements. The 260,000 shares are not performance based and vest quarterly over two years, subject to ongoing employment. These shares were valued at $208,000 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over two years. During the six months ended June 30, 2008, we recorded $52,000 of share-based compensation related to these shares.

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $330,972 for the six months ended June 30, 2008.

NOTE 7 – BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Six Months Ended June 30,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2008	$ 1,397,921	$ 233,305	$ 25,488	$ 1,656,720
	2007	509,472	130,991	62,209	702,672

Income (loss) from	2008	643,485	(108,171)	(1,085,444)	(550,130)
operations	2007	630,520	106,637	(1,026,996)	(289,839)

Interest expense	2008	920,715	--	--	920,715
	2007	217,478	--	--	217,478

Depreciation, depletion,	2008	334,908	41,674	--	376,582
amortization and accretion	2007	166,029	13,027	--	179,056

Property and equipment	2008	6,542,354	483,679	--	7,026,033
acquisitions, including	2007	1,006,878	--	--	1,006,878
oil and gas properties

Total assets, net of intercompany accounts:
June 30, 2008		$19,779,380	$ 2,903,772	$ --	$22,683,152
December 31, 2007		14,502,036	2,063,334	--	16,565,370

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Three months ended June 30, 2008 compared to June 30, 2007

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the three months ended June 30, 2008 and 2007. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Three Months Ended
June 30,
2008	2007

Total revenues	100%	100%
Total costs and expenses	(90%)	(43%)
Income from operations	10%	57%
Other income (expense)	(35%)	(29%)
Net income (loss)	(25%)	28%

Total revenues of $1,229,074 for the three months ended June 30, 2008 increased 195% compared to $417,152 for the three months ended June 30, 2007, primarily due to new drilling, acquisitions, and increased production from the efforts of the workover program, as well as an overall increase in prices. We focused our efforts during the second quarter of 2008 on the implementation of our drilling program in Wetzel County and on a workover program on our wells located in Wetzel and Marion Counties, West Virginia. We expect production increases from the drilling program, the workover program and from new pipeline connections throughout 2008.

Production costs increased 89% in the three months ended June 30, 2008 as compared to the same period for 2007, primarily due to expenses associated with our field production from the addition of oil and gas properties.

Depreciation, depletion, amortization and accretion expense increased 109% in the three months ended June 30, 2008 as compared to the same period for 2007, due to the increase in production and additions of oil and gas properties.

Interest expense increased 263% in the three months ended June 30, 2008 as compared to the same period for 2007, primarily due to increased borrowings for our drilling program.

Our net loss for the second quarter of 2008 was $298,086 compared to net income of $119,069 for the second quarter of 2007. This decrease in net income is primarily due to an increase in interest expense associated with increased borrowings for our drilling program as well as the decrease in the gain from the sale of oil and gas properties during second quarter of 2008 as compared to 2007.

Six months ended June 30, 2008 compared to June 30, 2007

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the six months ended June 30, 2008 and 2007. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Six Months Ended
June 30,
2008	2007

Total revenues	100%	100%
Total costs and expenses	(134%)	(141%)
Loss from operations	(34%)	(41%)
Other expense	(58%)	(24%)
Net loss	(92%)	(65%)

Total revenues of $1,656,720 for the six months ended June 30, 2008 increased 136% compared to $702,672 for the six months ended June 30, 2007, primarily due to new drilling, acquisitions, and increased production from the efforts of the work over program, as well as an overall increase in prices. We focused our efforts during the first six months of 2008 on the implementation of our drilling program in Wetzel County and on a work over program on our wells located in Wetzel and Marion Counties, West Virginia. We expect production increases from the drilling program, the work over program and from new pipeline connections throughout 2008.

Production costs increased 107% in the six months ended June 30, 2008 as compared to the same period for 2007, primarily due to expenses associated with our field production from the addition of oil and gas properties.

Depreciation, depletion, amortization and accretion expense increased 110% in the six months ended June 30, 2008 as compared to the same period for 2007, due to the increase in production and additions of oil and gas properties.

Interest expense increased 323% in the six months ended June 30, 2008 as compared to the same period for 2007, primarily due to increased borrowings for our drilling program.

Our net loss for the first six months of 2008 was $1,511,796 compared to a net loss of $458,525 for the first six months of 2007. This increase is primarily due to an increase in interest expense associated with increased borrowings for our drilling program as well as the decrease in the gain from the sale of oil and gas properties during second quarter of 2008 as compared to 2007.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At June 30, 2008, we had a working capital surplus of $147,967 compared to a deficit of $686,549 at December 31, 2007. This increase in working capital is primarily attributed to the positive results of the drilling program and the completion of the pipeline construction.

During the first six months of 2008, net cash used by operating activities was $552,301 compared to $896,928 for the same period of 2007. This decrease in negative cash flow from operating activities is due to an increase in both oil and gas production and prices.

We expect our cash flow provided by operations for 2008 to increase because of higher projected production from the drilling program, workovers and acquisitions, combined with oil and gas prices consistent with 2007 and steady operating, general and administrative, interest and financing costs.

Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices (subject to price hedges), or changes in working capital accounts and actual well performance. In addition, our oil and gas production may be curtailed due to factors beyond our control, such as downstream activities on major pipelines causing us to shut-in production for various lengths of time.

During the first six months of 2008, net cash used by investing activities was $7,021,033 compared to net cash provided of $435,261 in 2007. We used $6,791,798 for the purchase of oil and gas properties and $234,235 to purchase property and equipment for the six month period ended June 30, 2008 compared to $869,768 for the purchase of oil and gas properties and $137,110 to purchase property and equipment for the six month period ended June 30, 2007.

During the first six months of 2008, net cash provided by financing activities was $7,244,777 compared to $2,529,544 in the same period of 2007. During the six months ended June 30, 2008, we borrowed $7,286,854, net of financing cost and cash discount, and repaid $42,077 in notes payable.

We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Wetzel, Marion and Doddridge Counties, West Virginia and new transportation of gas for third parties on our 6-inch pipeline located in West Virginia. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities or through an increase in the available credit facility with CIT Capital. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms.

Because of our continued losses, limited working capital, and need for additional funding, there is substantial doubt about our ability to continue as a going concern. Historically, our revenues have not been sufficient to cover operating costs. We will need to rely on increased operating revenues from new development or proceeds from debt or equity financings to allow us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.

Inflation

In the opinion of our management, inflation has not had a material overall effect on our operations of Trans Energy.

Recent Events

During the six months ended June 30, 2008, we drilled nineteen new wells in Wetzel and Marion Counties, West Virginia to various formations, including the Gordon, Bayard and Fourth Sand, of which we own a 100% working interest in each well.

On February 23, 2008, Trans Energy completed the drilling of its second joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms in the joint venture contract. The Hart 20 well was successfully completed on June 12, 2008 and put into production on June 18, 2008. The Dewhurst 50 well, which was the first joint venture well with Republic Partners, was successfully competed on July 17, 2008.

Drilling began on June 21, 2008 on a third joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate depth of 7,500 feet, with the primary target also being the Marcellus Shale. Republic Partners will pay for 100% of the cost of this well to earn a 50% working interest.

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

In our December 31, 2007 10-KSB, we disclosed certain material weaknesses in our internal control over financial reporting. These weaknesses included deficiencies in the Company’s entity level controls, in segregation of duties, and in the documentation and consistent performance of controls surrounding account balances. We also disclosed certain remediation measures that we planned to implement during fiscal year 2008 to address those material weaknesses.

The Company's remediation plans included complete implementation and execution of controls and procedures identified in management's assessment of the entity level, financial reporting and other process level controls. As of June 30, 2008, some of these controls have been implemented, however these controls have not been executed a sufficient number of times for management to fully assess their effectiveness. Management will continue its efforts to implement and assess all of these measures and will monitor and evaluate them for effectiveness.

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

No matters were submitted to a vote of our securities holders during the first six months ended June 30, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

.

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

TRANS ENERGY, INC.

Date: August 14, 2008	By /S/ JAMES K. ABCOUWER______
JAMES K. ABCOUWER
Chief Executive Officer and Director

Date: August 14, 2008	By /S/ LISA A. CORBITT___________
LISA A. CORBITT
Controller, Principal Financial Officer
(Principal Accounting Officer)