Form 10-Q
period 2008-09-30
TRANS ENERGY INC
filed 2008-11-12
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

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

Large accelerated filer (	)	Accelerated filer	( )
Non-accelerated filer	( ) (Do not check if smaller reporting company)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes ( ) No (X)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

________Class______________	Outstanding as of October 21, 2008___
Common Stock, $0.001 par value	10,507,565

Table of Contents

Heading	Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Consolidated Balance Sheets – September 30, 2008 and

December 31, 2007 (Unaudited)	4

Consolidated Statements of Operations – Three and Nine Months Ended

September 30, 2008 and 2007 (Unaudited)	5

Consolidated Statement of Stockholders’ Deficit – Nine Months

Ended September 30, 2008 (Unaudited)	6

Consolidated Statements of Cash Flows – Nine Months Ended

September 30, 2008 and 2007 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Securities Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures	18

PART I

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS

Cash	$ 1,259,509	$ 1,702,373
Accounts receivable	1,101,617	285,204
Accounts receivable – related parties	1,693,244	478,160
Accounts receivable due from non-operator, net	2,209,521	243,666
Deferred financing costs	167,429	167,429
Derivative – current	43,078	43,095
Prepaid expenses	-	8,000

Total Current Assets	6,474,399	2,927,927

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $275,930 and $174,311, respectively	858,855	664,942

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	18,106,407	10,764,411
Unproved properties	538,129	250,670
Pipelines	3,941,491	2,764,797
Accumulated depreciation, depletion and amortization	(2,420,053)	(1,801,262)

Oil and gas properties, net	20,165,973	11,978,616

OTHER ASSETS

Deferred financing costs, net of amortization of $249,153 and $119,136, respectively	212,632	242,467
Derivative – non-current	84,525	135,369
Advances to operator	9,000	557,715
Other assets	58,782	58,334

Total Other Assets	364,939	993,885

TOTAL ASSETS	$ 27,864,166	$ 16,565,370

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Unaudited)

	September 30,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, trade	$ 2,657,487	$ 2,318,852
Accounts payable – related party	159,050	248,364
Accrued expenses	653,711	929,288
Accrued expenses – related party	-	31,000
Notes payable – current	90,826	86,972

Total Current Liabilities	3,561,074	3,614,476

LONG-TERM LIABILITIES

Notes payable, net of unamortized discount of $549,140 and $791,070, respectively	25,525,708	14,033,528
Asset retirement obligations	178,954	166,895

Total Long-Term Liabilities	25,704,662	14,200,423

Total Liabilities	29,265,736	17,814,899

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized at $0.001 par value; 10,475,065 and 9,530,065 shares issued, and 10,474,065 and 9,529,065 shares outstanding, respectively	10,475	9,530
Additional paid-in capital	35,029,556	34,117,443
Treasury stock, at cost, 1,000 shares	(750)	(750)
Accumulated deficit	(36,440,851)	(35,375,752)

Total Stockholders' Deficit	(1,401,570)	(1,249,529)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 27,864,166	$ 16,565,370

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES	$ 2,188,071	$ 416,837	$ 3,844,791	$ 1,119,109

COSTS AND EXPENSES

Production costs	570,513	253,073	1,178,365	547,130
Exploration costs	-	10,000	-	169,105
Dry hole costs	-	-	94,216	-
Depreciation, depletion, amortization and accretion	365,424	28,737	742,006	207,793
Selling, general and administrative	404,554	493,722	1,534,620	1,628,752
Gain on sale of assets	-	-	(1,866)	(775,139)

Total Costs and Expenses	1,340,491	785,532	3,547,341	1,777,641

INCOME (LOSS) FROM OPERATIONS	847,580	(368,695)	297,450	(658,532)

OTHER INCOME (EXPENSES)

Interest income	3,046	20,599	13,088	23,610
Other income	-	34,918	92,396	80,701
Interest expense	(496,457)	(340,137)	(1,417,172)	(557,615)
Gain (loss) on derivative contracts	92,528	(25,186)	(50,861)	(25,186)

Total Other Expenses	(400,883)	(309,806)	(1,362,549)	(478,490)

NET INCOME (LOSS) BEFORE INCOME TAXES	446,697	(678,501)	(1,065,099)	(1,137,022)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ 446,697	$ (678,501)	$(1,065,099)	$ (1,137,022)

INCOME (LOSS) PER SHARE - BASIC	$ 0.04	$ (0.07)	$ (0.10)	$ (0.12)

INCOME (LOSS) PER SHARE - DILUTED	$ 0.04	$ (0.07)	$ (0.10)	$ (0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	10,475,065	9,513,065	10,320,403	9,474,375

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	12,408,036	9,513,065	10,320,403	9,474,375

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2008
(Unaudited)

	Common Stock		Additional
			Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2007	9,530,065	$ 9,530	$ 34,117,443	$ (750)	$ (35,375,752)	$ (1,249,529)

Fair value of options granted	-	-	118,458	-	-	118,458

Shares issued for stock compensation payable	630,000	630	515,970	-	-	516,600

Shares issued for services	315,000	315	277,685	-	-	278,000

Net loss	-	-	-	-	(1,065,099)	(1,065,099)

Balance, September 30, 2008	10,475,065	$ 10,475	$ 35,029,556	$ (750)	$ (36,440,851)	$ (1,401,570)

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,065,099)	$ (1,137,022)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation, depletion, amortization and accretion	742,006	207,793
Amortization of financing cost and debt discount	371,947	168,822
Share-based compensation	396,458	326,922
Gain on sale of assets	(1,866)	(775,139)
Unrealized loss on derivative contract	50,861	59,419
Changes in operating assets and liabilities:
Accounts receivable	(816,414)	(29,038)
Accounts receivable – related parties	(1,215,084)	84,824
Accounts receivable - non-operator, net	(1,965,855)	-
Advances to operator, net	548,715	-
Prepaid expenses and other assets	7,552	21,875
Accounts payable and accrued expenses	579,657	476,080
Accounts payable and accrued expenses – related party	(120,314)	9,564
Net cash used by operating activities	(2,487,436)	(666,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	5,000	1,442,139
Expenditures for oil and gas properties	(8,813,719)	(4,287,195)
Expenditures for property and equipment	(300,632)	(231,255)
Net cash used by investing activities	(9,109,351)	(3,076,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for derivative contracts	-	(310,000)
Proceeds from notes payable, net of financing costs and cash
discount of $100,200 and $701,017, respectively	11,219,574	9,166,800
Payments on notes payable	(65,651)	(3,362,762)
Payments on related party debt	-	(499,739)
Net cash provided by financing activities	11,153,923	4,994,299

NET CHANGE IN CASH	(442,864)	1,251,387

CASH, BEGINNING OF PERIOD	1,702,373	208,815

CASH, END OF PERIOD	$ 1,259,509	$ 1,460,202

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$ 987,944	$ 246,396
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Increase in asset retirement obligation	$ 6,711	$ -
Revision of asset retirement obligation	$ 14,282	$ -
Common shares issued for stock compensation	$ 516,600	$ -
Discount on debt for net profits interest	$ -	$ 765,000
Conversion of related-party debt to common stock	$ -	$ 50,000

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation.

NOTE 2 – GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through September 30, 2008 of $36,440,851 and had a stockholders’ deficit of $1,401,570 at September 30, 2008. Revenues during the quarter ended September 30, 2008 were sufficient to cover its operating costs and we expect positive cash flow from existing wells and new drilling that will allow us to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing that might be needed to fund operations in the future. Trans Energy’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – OIL & GAS PROPERTIES

During the nine months ended September 30, 2008, Trans Energy drilled nineteen new wells, at a cost of $6,718,348, in Wetzel and Marion Counties, West Virginia to various formations, including the Gordon, Bayard and Fourth Sand, of which Trans Energy owns a 100% working interest in each well.

During the nine months ended September 30, 2008, Trans Energy completed the Dewhurst 50, a joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners paid for 100% of the cost of this well to earn a 50% working interest. Trans Energy also drilled and completed, at a cost of $634,718, the Hart 20, a second joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract. Two additional joint venture wells have been drilled to the Marcellus Shale, of which Republic Partners paid for 100% of the cost of these wells to earn a 50% working interest. These wells are expected to be completed during the fourth quarter.

Drilling began on September 22, 2008 on the Anderson 7H, a joint venture well with Republic Partners that will be drilled and completed horizontally in the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract.

During the nine months ended September 30, 2008 Trans Energy purchased additional unproved property lease acreage of 3,733 net acres in Wetzel, Marion, and Tyler County at a cost of $283,959.

During the nine months ended September 30, 2008, Trans Energy extended its gas pipeline located in Wetzel County, West Virginia at a cost of $1,176,694. The purpose of the extension was to provide access to transportation for newly completed wells in the drilling program and future wells in that area.

In January 2007, Trans Energy completed the sale of six oil and/or gas wells located in West Virginia to Leatherwood Inc. for net cash proceeds of $667,000. No gain or loss was recorded on this sale.

In June 2007, Trans Energy sold three non-producing well bores located in West Virginia to Leatherwood Inc. for net cash proceeds of $774,505 and recorded a gain on the sale of $774,505.

During the nine months ended September 30, 2007, Trans Energy drilled 12 new wells, at a cost of $4,029,894, in Wetzel and Marion Counties, West Virginia to various formations, including the Gordon, Bayard and Fourth Sand, of which Trans Energy owns a 100% working interest in each well.

During the nine months ended September 30, 2007, Trans Energy extended its gas pipeline located in Wetzel County, West Virginia at a cost of $257,301. The purpose of the extension was to provide access to transportation for newly completed wells in the drilling program.

NOTE 4 – PROPERTY, PLANT, & EQUIPMENT

On May 22, 2008, Trans Energy completed the purchase of a building in Marion County, West Virginia. The building was purchased from United Petroleum Services Company for $175,000 and is being used as a field shop.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

Trans Energy entered into derivative commodity price contracts to provide a measure of stability in the cash flows associated with Trans Energy’s oil and gas production and to manage exposure to commodity price fluctuations. None of the derivative contracts Trans Energy entered into have been designated as cash flow or fair value hedges. Trans Energy recorded a total unrealized loss of $50,861 related to its derivative instruments for the nine months ended September 30, 2008.

Effective July 13, 2007, as required by the CIT Creditor Agreement, Trans Energy purchased a commodity put option for $310,000 in cash. For the nine months ended September 30, 2007, Trans Energy had a total loss on the derivative contract of $25,186, of which $34,233 was a realized gain and $59,419 was an unrealized loss.

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

Start	End	Volume	Floor	Ceiling
Month	Month	BBL/Month	$/BBL	$/BBL
Jun. ‘08	Dec. ‘08	705	$100	$172
Jan. ‘09	Dec. ‘09	585	$100	$172
Jan. ‘10	Dec. ‘10	488	$100	$172
Jan. ‘11	Dec. ‘11	449	$100	$172

NOTE 6 – NOTES PAYABLE

On June 22, 2007, Trans Energy finalized a financing agreement with CIT Capital USA Inc. Under the terms of the agreement, CIT would lend up to $18,000,000 to Trans Energy in the form of a senior secured revolving credit facility with the ability to increase the credit facility to $30,000,000 with increased oil and gas reserves. During the quarter ended September 30, 2008, CIT increased the credit facility to $30,000,000 due to increased reserves. For the nine months ended September 30, 2008, Trans Energy borrowed $11,286,854 from CIT which increased the total outstanding credit balance to $26,000,000, leaving an available credit facility of $4,000,000. The weighted average interest rate on this credit facility on September 30, 2008 was 6.05%.

For the nine months ended September 30, 2008, Trans Energy received other loan proceeds of $32,920 for the purchase of property and equipment. The loans have an average interest rate of 7% and mature on July 10, 2010 and July 23, 2011.

For the nine months ended September 30, 2007, Trans Energy’s total borrowings from CIT amount to $9,213,146. In addition, Trans Energy conveyed to CIT Capital USA Inc. a 2% Net Profits Interest, valued at $765,000, in and to all oil and gas properties currently owned and any additional oil and gas properties acquired in the future through to the date of maturity. The conveyance of the 2% Net Profits Interest has been accounted for as a sale, which was recorded against the values of oil and gas properties. The fair value of $765,000 has been recorded as a reduction of oil and gas properties and a discount on the note payable to CIT Capital USA Inc., with no gain recognized.

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

On June 22, 2007, Trans Energy also repaid the following notes payable balances as of that date as follows:

	Principal	Interest
Wesbanco	$240,226	$1,218
United Bank	1,817,952	24,719
Huntington National	932,255	9,458
Karla Spencer	292,078	-

For the nine months ended September 30, 2007, Trans Energy repaid various related party notes in the principal amount of $499,739.

NOTE 7 – EQUITY

During the nine months ended September 30, 2008, Trans Energy issued 630,000 shares of common stock for the December 31, 2007 stock compensation payable of $516,600 related to the 2007 Long-Term Incentive and Bonus Program.

On January 1, 2008, Trans Energy granted 450,000 common stock options to an officer and an employee as part of their two year employment agreements. The options vest quarterly over two years and have a five year term. The stock options were granted at an exercise price of $0.80 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued at $315,886 using the Black Scholes valuation model. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $118,458 of share-based compensation expense was recorded during the nine months ended September 30, 2008. The following are the assumptions made in computing the option fair value:

Average risk-free interest rate	3.3%
Dividend yield	0%
Expected term	5 years
Average expected volatility	126.19%

On January 1, 2008, Trans Energy granted 250,000 common shares to one officer under the terms of his employment agreement. The 250,000 shares vested immediately and were valued at $200,000 using the fair market value of the common stock at the date of grant. During the nine months ended September 30, 2008 the $200,000 was recorded as share-based compensation expense.

On January 1, 2008, Trans Energy granted 260,000 shares of common stock to three employees under employment agreements. The 260,000 shares are not performance based and vest quarterly over two years, subject to ongoing employment. These shares were valued at $208,000 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over two years. During the nine months ended September 30, 2008, we recorded $78,000 of share-based compensation related to these shares.

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $396,458 for the nine months ended September 30, 2008.

For the nine months ended September 30, 2007, share-based compensation of $326,922 was recorded for the amortization of stock options granted as compensation on August 15, 2006 relating to Trans Energy’s stock option plan.

NOTE 9 – BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Nine Months Ended September 30,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2008	$ 3,236,106	$ 542,203	$ 66,482	$ 3,844,791
	2007	848,470	164,723	105,916	1,119,109

Income (loss) from	2008	1,776,585	(30,597)	(1,448,527)	297,450
operations	2007	655,940	142,693	(1,457,165)	(658,532)

Interest expense	2008	1,417,172	--	--	1,417,172
	2007	557,615	--	--	557,615

Depreciation, depletion,	2008	676,553	65,453	--	742,006
amortization and accretion	2007	188,498	19,295	--	207,793

Property and equipment	2008	8,813,719	300,632	--	9,114,351
acquisitions, including	2007	4,287,195	231,255	--	4,518,450
oil and gas properties

Total assets, net of intercompany accounts:
September 30, 2008		$ 23,512,262	$ 4,351,904	$ --	$ 27,864,166
December 31, 2007		$ 14,502,036	$ 2,063,334	$ --	$ 16,565,370

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Three months ended September 30, 2008 compared to September 30, 2007

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the three months ended September 30, 2008 and 2007. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Three Months Ended
September 30,
2008__________2007

Total revenues	100%	100%
Total costs and expenses	(61%)	(188%)
Income (loss) from operations	39%	(88%)
Other expense	(19%)	(74%)
Net income (loss)	20%	(163%)

Total revenues of $2,188,071 for the three months ended September 30, 2008 increased $1,771,234 or 425% compared to $416,837 for the three months ended September 30, 2007, primarily due to new drilling, acquisitions, and increased production from the efforts of the workover program, as well as an overall increase in prices. We focused our efforts during the third quarter of 2008 on the implementation of our Marcellus Shale drilling program in Wetzel County and on a workover program on our wells located in Wetzel and Marion Counties, West Virginia. We expect production increases from the drilling program, the workover program and from new pipeline connections throughout 2008.

Production costs increased $317,440 or 126% in the three months ended September 30, 2008 as compared to the same period for 2007, primarily due to expenses associated with our increase in field production.

Depreciation, depletion, amortization and accretion expense increased $336,687 or 1170% in the three months ended September 30, 2008 as compared to the same period for 2007, due to the increase in production as a result of additions of oil and gas properties.

Interest expense increased $156,320 or 46% in the three months ended September 30, 2008 as compared to the same period for 2007, primarily due to increased borrowings for our drilling program.

Our net income for the third quarter of 2008 was $446,697 compared to net loss of $678,501 for the third quarter of 2007. This increase in net income is primarily due to an increase in production as well as an overall increase in oil and gas prices during third quarter of 2008 as compared to 2007.

Nine months ended September 30, 2008 compared to September 30, 2007

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the nine months ended September 30, 2008 and 2007. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Nine Months Ended
September 30,
2008__________2007

Total revenues	100%	100%
Total costs and expenses	(92%)	(158%)
Income (loss) from operations	8%	(58%)
Other expense	(36%)	(44%)
Net loss	(28%)	(102%)

Total revenues of $3,844,791 for the nine months ended September 30, 2008 increased $2,725,682 or 244% compared to $1,119,109 for the nine months ended September 30, 2007, primarily due to new drilling, acquisitions, and increased production from the efforts of the work over program, as well as an overall increase in prices. We focused our efforts during the first nine months of 2008 on the implementation of our drilling program in Wetzel County and on a work over program on our wells located in Wetzel and Marion Counties, West Virginia. We expect production increases from the drilling program, the work over program and from new pipeline connections throughout 2008.

Production costs increased $631,235 or 116% in the nine months ended September 30, 2008 as compared to the same period for 2007, primarily due to expenses associated with our increase in field production.

Depreciation, depletion, amortization and accretion expense increased $534,213 or 293% in the nine months ended September 30, 2008 as compared to the same period for 2007, due to the increase in production and additions of oil and gas properties.

Interest expense increased $859,557 or 146% in the nine months ended September 30, 2008 as compared to the same period for 2007, primarily due to increased borrowings for our drilling program.

Our net loss for the first nine months of 2008 was $1,065,099 compared to a net loss of $1,137,022 for the first nine months of 2007. This decrease of $71,923 in our net loss is primarily due to an increase in production from new drilling, acquisitions, and increased production from the efforts of the workover program, as well as an overall increase in prices during the first nine months of 2008 as compared to 2007, partially offset by the increase in depreciation, depletion, amortization and accretion and interest expense.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At September 30, 2008, we had a working capital surplus of $2,913,325 compared to a deficit of $686,549 at December 31, 2007. This increase in working capital is primarily attributed to the positive results of the drilling program and the completion of the pipeline construction.

During the first nine months of 2008, net cash used by operating activities was $2,487,436 compared to $666,601 for the same period of 2007. This increase in negative cash flow from operating activities is primarily due to an increase in accounts receivable from increased production and from non-operator receivables relating to drilling.

We expect our cash flow provided by operations for 2008 to increase because of higher projected production from the drilling program, workovers and acquisitions, combined with oil and gas prices consistent with 2007 and steady operating, general and administrative, interest and financing costs.

Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices (subject to commodity price contracts), or changes in working capital accounts and actual well performance. In addition, our oil and gas production may be curtailed due to factors beyond our control, such as downstream activities on major pipelines causing us to shut-in production for various lengths of time.

During the first nine months of 2008, net cash used by investing activities was $9,109,351 compared to net cash used of $3,076,311 in 2007. We used $8,813,719 for the purchase of oil and gas properties and $300,632 to purchase property and equipment for the nine month period ended September 30, 2008 compared to $4,287,195 for the purchase of oil and gas properties and $231,255 to purchase property and equipment for the nine month period ended September 30, 2007.

During the first nine months of 2008, net cash provided by financing activities was $11,153,923 compared to $4,994,299 in the same period of 2007. During the nine months ended September 30, 2008, we borrowed $11,219,574, net of financing costs and cash discount, and repaid $65,651 in notes payable.

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

Recent Events

During the nine months ended September 30, 2008, we drilled nineteen new wells in Wetzel and Marion Counties, West Virginia to various formations, including the Gordon, Bayard and Fourth Sand, of which we own a 100% working interest in each well.

During the nine months ended September 30, 2008, Trans Energy completed the Dewhurst 50, a joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners paid for 100% of the cost of this well to earn a 50% working interest. Trans Energy also drilled and completed the Hart 20, a second joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract. Two additional joint venture wells have been drilled to the Marcellus Shale, of which Republic Partners paid for 100% of the cost of these wells to earn a 50% working interest. These wells are expected to be completed during the fourth quarter.

Drilling began on September 22, 2008 on the Anderson 7H, a joint venture well with Republic Partners that will be drilled and completed horizontally in the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract.

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

The Company's remediation plans included complete implementation and execution of controls and procedures identified in management's assessment of the entity level, financial reporting and other process level controls. As of September 30, 2008, some of these controls have been implemented, however these controls have not been executed a sufficient number of times for management to fully assess their effectiveness. Management will continue its efforts to implement and assess all of these measures and will monitor and evaluate them for effectiveness.

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

No matters were submitted to a vote of our securities holders during the first nine months ended September 30, 2008.

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

TRANS ENERGY, INC.

Date: November 12, 2008	By /S/ JAMES K. ABCOUWER
JAMES K. ABCOUWER
Chief Executive Officer and Director

Date: November 12, 2008	By /S/ LISA A. CORBITT______
LISA A. CORBITT
Controller, Principal Financial Officer
(Principal Accounting Officer)