Form 10-K
period 2008-12-31
TRANS ENERGY INC
filed 2009-04-16
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23530

TRANS ENERGY, INC.

-----------------------------------------------------------------

(Exact name of registrant as specified in its charter)

Nevada 93-0997412

-------------------------------- ------------------------------

(State or other jurisdiction (I.R.S. Employer

of incorporation or organization) Identification No.)

210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170

(Address of principal executive offices)

Registrant's telephone no., including area code: (304) 684-7053

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ( )  No (X)

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ( )   No (X)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ( ) No (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( ) (Do not check if small reporting company)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes ( ) No (X)

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was $9,105,013 (based on price of $2.50 per share).

The number of shares outstanding of each of the issuer's classes of common equity, as of April 3, 2009, was 10,559,065.

TRANS ENERGY, INC.

Table of Contents

Page

PART I.

Item 1.	Business	4

Item 1A.	Risk Factors	7

Item 2.	Properties	11

Item 3.	Legal Proceedings	13

Item 4.	Submission of Matter to a Vote of Security Holders	13

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	13

Item 6.	Selected Financial Data	14

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 8.	Consolidated Financial Statements and Supplementary Data	18

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18

Item 9A.	Controls and Procedures	18

Item 9B.	Other Information	19

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	19

Item 11.	Executive Compensation	21

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	22

Item 13.	Certain Relationships and Related Transactions and Director Independence	22

Item 14.	Principal Accountant Fees and Services	23

Item 15.	Exhibits and Financial Statement Schedules	24

Signatures	25

PART I

Item 1 Business

History

Trans Energy, Inc. is engaged in the exploration, development and production of natural gas and oil, and, to a lesser extent, the marketing and transportation of natural gas. We own interests in and operate approximately 295 oil and gas wells in West Virginia. We also own and operate an aggregate of over 26 miles of 4-inch, 6-inch, and 8-inch gas transmission lines located within West Virginia in the counties of Marion, Doddridge, Ritchie, Wetzel and Tyler. We also have approximately 29,429 gross acres under lease in West Virginia primarily in the counties of Wetzel, Marion, and Doddridge.

Our principal executive offices are located at 210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170, and our telephone number is (304) 684-7053.

Recent Events

During the 2008, we drilled twenty-one new wells in Wetzel and Marion Counties, West Virginia to various formations, including the Gordon, Bayard and Fourth Sand, of which we own a 100% working interest in each well.

During 2008, Trans Energy completed the Dewhurst 50, a joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners paid for 100% of the cost of this well to earn a 50% working interest. Trans Energy also drilled and completed the Hart 20, a second joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract. Two additional joint venture wells were drilled and completed in the Marcellus Shale, of which Republic Partners paid for 100% of the cost of these wells to earn a 50% working interest.

Drilling began on September 22, 2008 on the Anderson 28H, a joint venture well with Republic Partners that will be drilled and completed horizontally in the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract.

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

The Company has been an oil and gas developer for more than twenty years, but began a more aggressive focus on development and growth in early 2006. At that time, the Company reorganized with a new CEO and installed a new controller. In addition, we began an effort to leverage the company's acreage and reserves to fund development, and have since drilled more than 30 wells since early 2006 and significantly increased production and reserves. During late 2007, we redirected our focus from shallow drilling to drilling exclusively in the Marcellus Shale. Management intends to continue to develop and increase the production from oil and natural gas properties that we currently own. We will continue to transport and market natural gas through our pipelines.

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

We will continue to transport and market natural gas through our various pipelines in 2009.

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

A portion of the natural gas delivered through our pipeline network is transported for third party producers through a contract with Sancho Oil and Gas Corporation to Dominion Hope Gas, a local utility. Under our contract with Sancho, we have the right to transport natural gas subject to the terms and conditions of a contract, as amended. This agreement is a flexible volume supply agreement whereby we receive a transportation fee less a $.05 per Mcf marketing fee paid to Sancho.

The majority of our natural gas is sold to Dominion and its subsidiaries, East Resources, or Equitable Gas.

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

Employees

As of the end of our fiscal year on December 31, 2008, we employed twenty-five full-time employees, consisting of six executives and managers, five marketing, lease acquisition and clerical persons, and fourteen field operations employees.

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

Item 1A Risk Factors

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

We have a history of losses and may realize future losses

Although our revenues increased approximately 262% during the fiscal year ended December 31, 2008, we may not achieve, or subsequently maintain profitability if anticipated revenues do not increase in the future. We have experienced operating losses, negative cash flow from operations and net losses in most quarterly and annual periods for the past several years. As of December 31, 2008, our net operating loss carryforward was approximately $28 million and our accumulated deficit was approximately $36 million. We expect to continue to incur significant expenses in connection with

* exploration and development of new and existing properties;
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

As of December 31, 2008, we had a working capital surplus of $2,769,435. If our business does not produce positive working capital in the future, our business and financial condition would most likely be materially and negatively impacted.

It may be necessary for us to seek additional funding, which may not be available on terms favorable to us, or at all.

Management believes that we may need to seek additional funding in the future for capital expenditures. If we cannot meet future capital requirements through realized revenues from our ongoing business, we may have to raise additional capital by borrowing or by selling equity or equity-linked securities, which would dilute the ownership percentage of our existing stockholders. Also, these securities could also have rights, preferences or privileges senior to those of our common stock. Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit operating flexibility. We may not be able to obtain funds needed to finance operations at all, or may be able to obtain funds only on very unattractive terms. Management may also explore other alternatives such as a joint venture with other oil and gas companies. There can be no assurances, however, that we will conclude any such transaction.

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

Item 2 Properties

Our properties consist of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia. Our proved reserves as of December 31, 2008 and 2007 are set forth below:

As of December 31________________
2008	2007
Natural	Natural
Oil	Gas	Oil	Gas
(BBL)	(MCF)	(BBL)	(MCF)
Developed Producing	199,596	5,861,734	178,415	4,440,834
Developed Non-Producing	209,587	2,348,857	424,567	2,550,191
Proved Undeveloped -	9,124,723	1,534,979	15,835,711
Total Proved	409,184	17,335,312	2,137,961	22,826,736

Productive Gas Wells

The following table summarizes the total number of wells and undrilled locations to which proved developed reserves and proved undeveloped reserves, respectively, are attributed. Wells are shown on a gross basis.

As of December 31,_______________
_______2008________________	2007_______
Natural	Natural
Oil	Gas	Oil	Gas___
Producing Wells	2	189	3	130
Non-Producing Wells	1	110	1	137
Undrilled Well Locations	-	20	141___
Total Wells and Well Locations	3	319	4	408

The following table summarizes the Company's productive oil and gas wells in which we owned an interest as of December 31, 2008 and 2007. Productive wells are wells that are capable of producing natural gas or oil.

Productive Wells (a)
Oil	Gas	Drilling Wells (b)
2008
Gross	3	299	2
Net	3	297	1

2007
Gross	4	267	2
Net	4	267	1

a)	Includes active wells and wells temporarily shut-in.
b)	Consists of exploratory and development wells.

Oil and Gas Acreage

The following table summarizes our gross and net developed and undeveloped oil and gas acreage under lease as of December 31, 2008 and 2007.

Developed Acres	Undeveloped Acres	Total______
Gross	Net	Gross	Net	Gross	Net___
West Virginia:
2008	19,867	19,867	9,562	9,562	29,429	29,429
2007	20,243	20,243	5,395	5,395	25,638	25,638

The estimates for 2008 and 2007 are based upon the reports of Schlumberger Technology Corporation, independent petroleum consultants.

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

Year Ended December 31,__________

2008                    2007________

Net Production:
Oil (Bbl)	15,158	4,022
Natural Gas (Mcf)	326,074	161,281
Natural Gas Equivalent (Mcfe)	417,022	185,413

Oil and Natural Gas Sales:
Oil	$1,259,079	$281,908
Natural Gas	3,252,013	925,325
Total	$4,511,692	$1,207,233

Average Sales Price:
Oil ($ per Bbl)	$83.06	$70.09
Natural Gas ($ per Mcf)	9.98	5.74
Natural Gas Equivalent ($ per Mcfe)	$10.82	$6.51

Oil and Natural Gas Costs:
Lease operating expenses	$1,549,672	$929,224

Average production cost per Mcfe	$3.72	$5.01

It is our intention to purchase assets and/or property for the purpose of enhancing our primary business operations. We are not limited as to the percentage amount of our assets we may use to purchase any additional assets or properties.

Item 3 Legal Proceedings

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

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the symbol TENG. Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTC Bulletin Board for the past two fiscal years.

High	Low

2008

First Quarter	$0.85	$0.72
Second Quarter	$2.95	$0.70
Third Quarter	$2.65	$2.00
Fourth Quarter	$2.40	$1.40

2007

First Quarter	$1.90	$0.72
Second Quarter	$1.62	$0.70
Third Quarter	$1.15	$0.70
Fourth Quarter	$1.05	$0.70

As of March 31, 2009, there were approximately 388 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts. We estimate there to be approximately 2,000 such shareholders.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings to finance operations.

Item 6 Selected Financial Data

Not applicable.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Business Strategy

Trans Energy is an independent energy company engaged in the exploration, development, and acquisition of natural gas and crude oil properties, with interests in West Virginia. The Company completed a major financing in 2007 and executed a major increase in development activity and leasehold acquisitions during the years ended December 31, 2008 and 2007. In addition, we had good success in our drilling program, adding both natural gas and crude oil reserves to the Company's proved reserve base. Furthermore, the Company established major interconnects with interstate pipelines to allow increased access to the market. The Company's significant overall increase in reserves combined with a strengthening pricing environment has greatly increased the present value of our forecasted cash flows.

We intend to focus our development and exploration efforts in our West Virginia properties and utilize our attractive opportunities to expand our reserve base through continuing to drill higher risk/higher reward exploratory and development drilling in the Marcellus Shale for 2009 and beyond. We will evaluate our properties on a continuous basis in order to optimize our existing asset base. We plan to employ the latest drilling, completion and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells. We believe that our extensive acreage position will allow us to grow through low risk drilling in the near term.

In summary, our strategy is to increase our oil and gas reserves and production while keeping our development costs and operating costs as low as possible. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. Success of this strategy is contingent on various risk factors, as discussed elsewhere in this 10-K.

The implementation of our strategy requires that we continually incur significant capital expenditures in order to replace current production and find and develop new oil and gas reserves. In order to finance our capital and exploration program, we depend on cash flow from operations or bank debt and equity offerings as discussed below in Liquidity and Capital Resources.

Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the two most recent fiscal years ended December 31, 2008 and 2007. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Fiscal Year Ended
December 31,
2008	2007

__________________

Total revenues .............................................................................	100%	100%
Total costs and expenses .................................................................	(90%)	(196%)
Income (loss) from operations .........................................................	10%	(96%)
Other expense ..............................................................................	(13%)	(59%)
Net loss....................................................................................	(3%)	(155%)

Total revenues of $5,307,585 for the year ended December 31, 2008 increased $3,788,208 or 249% compared to $1,519,377 for the year ended December 31, 2007, primarily due to new drilling, acquisitions, and increased production from the efforts of the workover program. We focused our efforts during 2008 on the implementation of our drilling program in Doddridge, Wetzel and Marion Counties and on a workover program on our wells located in Wetzel and Marion Counties, West Virginia. We expect more aggressive production increases from the drilling program, the workover program and from new pipeline connections throughout 2009.

Production costs increased $620,448 or 67% for 2008 as compared to 2007, primarily due to expenses associated with our increase in field production.

Depreciation, depletion and amortization expense increased $714,589 or 201% for 2008 as compared to the 2007, due to the increase in production and additions of oil and gas properties.

Interest expense increased $1,083,576 or 115% for 2008 as compared to 2007, primarily due to increased borrowings for our drilling program.

Our income from operations for 2008 was $527,686 compared to a loss from operations of $1,455,098 for 2007. This increase in net income is primarily due to an increase in production as well as an overall increase in oil and gas prices during the year ended December 31, 2008 as compared to 2007.

We have accumulated approximately $28 million of net operating loss carryforwards as of December 31, 2008, which may be offset against future tax obligations through 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there would be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2008 because the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At December 31, 2008, we had a working capital surplus of $2,769,435 compared to a working capital deficit of $686,549 at December 31, 2007. This increase in working capital is primarily attributed to the positive results of the drilling program and the completion of the pipeline construction.

During 2008, net cash used in operating activities was $833,763 compared to $1,010,607 in 2007. This decrease in negative cash flow from operating activities is primarily due to an increase in accounts receivable from increased production and from non-operator receivables related to drilling offset by the decrease in our net loss.

We expect our cash flow provided by operations for 2009 to increase because of higher projected production from the drilling program, workovers and acquisitions, combined with steady operating,

general and administrative, interest and financing costs per Mcfe.

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

During 2008, net cash used by investing activities was $12,254,556 compared to net cash used of $8,011,832 in 2007. We used $11,384,690 for the purchase of oil and gas properties and $572,587 to purchase property and equipment for the year ended December 31, 2008 compared to $9,123,872 for the purchase of oil and gas properties and $282,599 to purchase property and equipment and $1,444,639 was received from the sale of wells during 2007.

During 2008, net cash provided by financing activities was $13,191,954 compared to $10,515,997 in 2007. In 2008, we borrowed $13,219,580, net of financing cost and cash discount, and repaid $88,104 in notes payable.

We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Wetzel, Marion and Doddridge Counties, West Virginia and new transportation of gas for third parties in our 6-inch and 8-inch pipelines West Virginia. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms.

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

Recent Events

During the 2008, we drilled twenty-one new wells in Wetzel and Marion Counties, West Virginia to various formations, including the Gordon, Bayard and Fourth Sand, of which we own a 100% working interest in each well.

During 2008, Trans Energy completed the Dewhurst 50, a joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners paid for 100% of the cost of this well to earn a 50% working interest. Trans Energy also drilled and completed the Hart 20, a second joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract. Two additional joint venture wells were drilled and completed in the Marcellus Shale, of which Republic Partners paid for 100% of the cost of these wells to earn a 50% working interest.

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

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2008 and for the fiscal years ended

December 31, 2008 and 2007 have been audited to the extent indicated in their report by GBH CPAs, PC, independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Evaluation of Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, has concluded that, as of December 31, 2008, our disclosure controls and procedures were effective

We concluded that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial condition, results of its operations and cash flows for the year ended December 31, 2008 in conformity with U.S. generally accepted accounting principles ("GAAP").

Management’s Report on Internal Control over Financial Reporting

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

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future period are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

None.

PART III

Item 10 Directors, Executive Officers, and Corporate Governance

The following table sets forth the names, ages, and offices held by our directors and executive officers:

_______ Name	Position	Director Since	Age

James K. Abcouwer	C.E.O., President and	April 2006	55
Chairman
Loren E. Bagley	Vice President and Director	August 1991	66
William F. Woodburn	Secretary / Treasurer	August 1991	66
Chief Operating Officer
and Director
Lisa A. Corbitt	Chief Financial Officer	N/A	39
Robert L. Richards	Director	September 2001	61
John G. Corp	Director	February 2005	48

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

The business experience of each of the persons listed above during the past five years is as follows:

James K. Abcouwer became President and C.E.O. in January 2006. Mr. Abcouwer has more than 25 years of experience in the energy industry and is the former CEO of Columbia Natural Resources, Inc., an independent natural gas producer in the Appalachian Basin. He has also served as President and C.E.O. of Energy USA, a unit of NiSource, Inc., as well as SVP of NiSource, Inc. Mr. Abcouwer is a 1975 graduate of the United States Military Academy at West Point, and received a Masters in Business Administration degree from Harvard Business School in 1982.

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

Lisa A. Corbitt joined the Company in June 2006 as Corporate Controller and Principal Financial Officer. Ms. Corbitt served in various capacities in the public accounting sector prior to joining the Company. Ms. Corbitt holds a bachelors degree in Accounting from West Virginia University and a Masters degree in Accounting and Financial Management from DeVry University. Ms. Corbitt is a licensed CPA in the state of West Virginia, and currently holds the position of Chief Financial Officer.

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

Item 11 Executive Compensation

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

Name and Principal	Stock	Options	Total
Position	Year	Salary	Bonus	Awards	Awards	Compensation

James K. Abcouwer	2008	$132,000	-	$200,000	$87,746	$419,746
2007	$132,000	-	$123,000	$51,620	$306,620

No other executive officers received cash compensation greater than $85,000 in any of the past three fiscal years.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information, to the best of our knowledge as December 31, 2008, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, each director and all directors and officers as a group. Unless otherwise noted, the address of each person listed below is that of Trans Energy, 210 Second Street, St. Marys, West Virginia 26170.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class (1)
-------------------	--------------------	-----------
James K. Abcouwer *	2,365,921 (2)	22.4%
Robert L. Richards *	286,754 (3)	2.7%
Loren E. Bagley *	1,341,874 (4)	12.7%
William F. Woodburn *	1,909,126 (5)	18.1%
Lisa A. Corbitt	*	84,775	1.0%
John G. Corp.*	70,000		0.7%
Mark D. Woodburn	858,610	(6)

Mark D.Woodburn	8.1%

All directors and executive officers

a group (6 persons)	65.7%

*	Indicates director and/or executive officer at December 31, 2008

(1)	Based upon 10,559,065 shares of common stock outstanding.
(2)	Includes 1,537,500 shares of common stock held in the name of the Abcouwer Family Limited Partnership Trust.
(3)	Includes 80,087 shares held in the name of Argene Richards, wife of Mr. Richards.
(4)	Includes 33,543 shares held in the name of Carolyn S. Bagley, wife of Mr. Bagley, over which Mrs. Bagley retains voting power.
(5)

Includes 133,670 shares in the name of Janet L. Woodburn, wife of Mr. Woodburn, over which shares Mrs. Woodburn retains voting power, and 314,070 in the name of a corporation in which William and Janet Woodburn are officers and shareholders.

(6) Includes 522,099 shares held in the name of MDW Capital, Inc., of which Mr. Woodburn is the CEO and shareholder.

Item 13 Certain Relationships and Related Transactions and Director Independence

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

Item 14 Principal Accountants Fees and Services

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2008 and 2007, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ending March 31, June 30 and September 30, 2008 and 2007 were:

	2008	2007

GBH CPAs, PC	$ 86,000	$ 53,085
Malone & Bailey PC	-	54,100
Total	$ 86,000	$ 107,185

Audit Related Fees

For the years ended December 31, 2008 and 2007, fees billed for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above were as follows:

	2008	2007

GBH CPAs, PC	$ 8,000	$ -
Malone & Bailey PC	-	3,000
Total	$ 8,000	$ 3,000

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

Tax Fees

GBH CPAs, PC billed us $2,800 and $0 for tax fees for the years ended December 31, 2008 and 2007.

All Other Fees

No other fees were billed by the auditors for the years ended December 31, 2008 and 2007.

Item 15 Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Name_______________________________________

2.1(1)	Stock Acquisition Agreement between Trans Energy and Loren E. Bagley and William F.
Woodburn
2.2(1)	Asset Acquisition Agreement between Trans Energy and Dennis L.Spencer
2.3(1)	Asset Acquisition Agreement between Trans Energy and Tyler Pipeline, Inc.
2.4(1)	Stock Exchange Agreement between Trans Energy and Ritchie County Gathering
Systems, Inc.
2.5(1)	Plan and Agreement of Merger between Trans Energy, Inc. (Nevada) and Apple Corp.
(Idaho), to facilitate the change of our corporate domicile to Nevada
2.6(2)	Agreements related to acquisition of Vulcan Energy Corporation
2.7(5)	Agreement and Plan of Reorganization with Arvilla, Inc. 3.1(1) Articles of Incorporation and all amendments pertaining thereto, for Apple Corp., an Idaho corporation
3.2(1)	Articles of Incorporation for Trans Energy, Inc., a Nevada corporation
3.3(1)	Articles of Merger for the States of Nevada and Idaho 3.4(1) By-Laws
4.1(1)	Specimen Stock Certificate 10.1(1) Marketing Agreement with Sancho Oil and Gas
Corporation 10.2(1) Gas Purchase Agreement with Central Trading Company
10.3(1)	Price Agreement with Key Oil Company
10.4(3)	Settlement Agreement and Mutual Release
10.5(4)	Agreement with Texas Energy Trust Company
10.6(4)	Assignment and Agreement with Texas Energy Trust Company and Cobham Gas
Industries, Inc.
10.7(7)	Asset Purchase Agreement with Texas Energy Trust Company.
10.8(8)	Definitive Agreement to sell Arvilla Oilfield Services, LLC
10.9(9)	First Amendment to Definitive Agreement
21.1(6)	Subsidiaries of Registrant (Revised)
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(1)	Reserve Estimate and Evaluation of oil and gas properties
99.2(1)	Reserve Estimate and Evaluation for Dennis L. Spencer wells
99.3	Reserve Estimate and Evaluation of oil and gas properties – 2007

(1)	Previously filed as exhibit to Form 10-KSB
(2)	Previously filed as exhibit to Form 8-K dated August 7, 1995.
(3)	Previously filed as exhibit to Form 8-K filed January 23, 2004.
(4)	Previously filed as exhibit to Form 8-K filed November 11, 2004.
(5)	Previously filed as exhibit to the Preliminary Information Statement pursuant to Section 14C filed with the SEC on December 8, 2004.
(6)	Previously filed as exhibit to Form 10-KSB for year ended Decebmer 31, 2004 filed April 27, 2005.
(7)	Previously filed as exhibit to Form 8-K dated September 1, 2005.
(8)	Previously filed as exhibit to Form 8-K dated January 3, 2006.
(9)	Previously filed as exhibit to Form 8-K filed April 13, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

By:	/s/ JAMES K. ABCOUWER
----------------------------------------
James K. Abcouwer,
President and C.E.O.

Dated: April 15, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES K. ABCOUWER	President, C.E.O. and Chairman	April 15, 2009
---------------------------------------	(Principal Executive Officer)

James K. Abcouwer

/s/ LISA A. CORBITT	Chief Financial Officer	April 15, 2009
---------------------------------------

Lisa A. Corbitt

/s/ LOREN E. BAGLEY	Vice President and Director	April 15, 2009

---------------------------------------

Loren E. Bagley

/s/ JOHN G. CORP	Director	April 15, 2009

---------------------------------------

John G. Corp

/s/ WILLIAM F. WOODBURN	Secretary, Treasurer,	April 15, 2009
---------------------------------------	C.O.O. and Director

William F. Woodburn

/s/ ROBERT L. RICHARDS	Director	April 15, 2009

---------------------------------------

Robert L. Richards

TRANS ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-5

Consolidated Statements of Stockholders' Equity (Deficit)	F-6

Consolidated Statements of Cash Flows	F-7

Notes to the Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trans Energy, Inc. and Subsidiaries

St. Marys, West Virginia

We have audited the accompanying consolidated balance sheets of Trans Energy, Inc. and Subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations and has an accumulated deficit at December 31, 2008, which together raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 15, 2009

TRANS ENERGY, INC. AND SUBSIDIARIES Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS

Cash	$ 1,806,008	$ 1,702,373
Accounts receivable	769,430	285,204
Accounts receivable – related parties	1,233,536	478,160
Accounts receivable due from non-operator, net	1,352,681	243,666
Notes receivable – current	138,545	-
Deferred financing costs	167,429	167,429
Derivative – current	513,724	43,095
Prepaid expenses	-	8,000

Total Current Assets	5,981,353	2,927,927

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $311,769 and $174,311, respectively	1,094,970	664,942

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	19,799,868	10,764,411
Unproved properties	627,853	250,670
Pipelines	4,729,274	2,764,797
Accumulated depreciation, depletion and amortization	(2,711,689)	(1,801,262)

Oil and gas properties, net	22,445,306	11,978,616

OTHER ASSETS

Deferred financing costs, net of amortization of $304,399 and $119,136, respectively	157,386	242,467
Notes receivable – non-current	163,735	-
Derivative – non-current	703,435	135,369
Advances to operator	9,000	557,715
Other assets	52,098	58,334

Total Other Assets	1,085,654	993,885

TOTAL ASSETS	$ 30,607,283	$ 16,565,370

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

	December 31,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, trade	$ 2,360,076	$ 2,318,852
Accounts payable – related party	2,150	248,364
Accrued expenses	762,978	929,288
Accrued expenses – related party	-	31,000
Notes payable – current	86,714	86,972

Total Current Liabilities	3,211,918	3,614,476

LONG-TERM LIABILITIES

Notes payable, net of unamortized discount of $467,932 and $791,070, respectively	27,588,599	14,033,528
Asset retirement obligations	178,954	166,895

Total Long-Term Liabilities	27,767,553	14,200,423

Total Liabilities	30,979,471	17,814,899

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized at $0.001 par value; 10,559,065 and 9,530,065 shares issued, and 10,525,815 and 9,529,065 shares outstanding, respectively	10,559	9,530
Additional paid-in capital	35,131,058	34,117,443
Treasury stock, at cost, 1,000 shares	(750)	(750)
Accumulated deficit	(35,513,055)	(35,375,752)

Total Stockholders' Deficit	(372,188)	(1,249,529)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 30,607,283	$ 16,565,370

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2008	2007

REVENUES	$ 5,307,585	$ 1,519,377

COSTS AND EXPENSES

Production costs	1,549,672	929,224
Depreciation, depletion, amortization and accretion	1,069,484	354,895
Exploration costs	-	169,105
Dry hole expense	94,216	89,747
Selling, general and administrative	2,068,393	2,206,643
Gain on sale of assets	(1,866)	(775,139)

Total Costs and Expenses	4,779,899	2,974,475

INCOME (LOSS) FROM OPERATIONS	527,686	(1,455,098)

OTHER INCOME (EXPENSES)

Interest income	14,768	41,382
Gain on extinguishment of debt	92,396	103,060
Gain on extinguishment of debt - related party	156,900	-
Interest expense	(2,028,227)	(944,651)
Gain (loss) on derivative instruments	1,099,174	(93,710)

Total Other Expenses	(664,989)	(893,919)

LOSS BEFORE INCOME TAXES	(137,303)	(2,349,017)

INCOME TAXES	-	-

NET LOSS	$ (137,303)	$ (2,349,017)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.25)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	10,370,732	9,484,918

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)
For the years ended December 31, 2008 and 2007

	Common Stock		Additional
			Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2006	9,450,565	$ 9,451	$ 33,727,680	$ -	$ (33,026,735)	$ 710,396

Fair value of options granted	-	-	326,922	-	-	326,922

Shares issued for debt conversion	62,500	62	49,938	-	-	50,000

Shares issued for services	17,000	17	12,903	-	-	12,920

Treasury shares repurchased	-	-	-	(750)	-	(750)

Net loss	-	-	-	-	(2,349,017)	(2,349,017)

Balance, December 31, 2007	9,530,065	9,530	34,117,443	(750)	(35,375,752)	(1,249,529)

Stock issued for stock payable	630,000	630	515,970	-	-	516,600

Shares issued for services	399,000	399	497,645	-	-	498,044

Net loss	-	-	-	-	(137,303)	(137,303)

Balance, December 31, 2008	10,559,065	$ 10,559	$ 35,131,058	$ (750)	$ (35,513,055)	$ (372,188)

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Year Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (137,303)	$ (2,349,017)
Adjustments to reconcile net loss
to net cash from operating activities:
Depreciation, depletion, amortization, and accretion	1,069,484	354,895
Share-based compensation	498,044	339,842
Gain on debt extinguishment	(92,396)	(103,060)
Gain on debt extinguishment - related party	(156,900)	-
Gain on sale of assets	(1,866)	(775,139)
Amortization of financing cost and debt discount	508,419	292,243
Dry hole expense	-	89,747
(Gain) loss on derivative contract	(1,099,174)	93,710
Changes in operating assets and liabilities:
Accounts receivable	(484,227)	(9,932)
Accounts receivable - related party	(755,376)	91,440
Accounts receivable - non-operator	(1,109,015)	(243,666)
Prepaid expenses and other assets	14,236	14,500
Advances to operator	548,715	(557,715)
Accounts payable and accrued expenses	483,910	1,858,574
Accounts payable - related party	(120,314)	11,017
Judgments payable	-	(118,046)
Net cash used in operating activities	(833,763)	(1,010,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of notes receivable	(302,280)	-
Proceeds from sale of assets	5,000	1,444,639
Expenditures for oil and gas properties	(11,384,690)	(9,123,872)
Expenditures for property and equipment	(572,586)	(282,599)
Cash paid for certificate of deposit	-	(50,000)
Net cash used in investing activities	(12,254,556)	(8,011,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for treasury shares	-	(750)
Cash paid for derivative contracts	-	(310,000)
Proceeds from derivative contracts	60,479	37,826
Proceeds from notes payable, net of financing costs and cash
discount of $467,932 and 791,070, respectively	13,219,579	14,666,800
Payments on notes payable	(88,104)	(3,378,140)
Payments on related party debt	-	(499,739)
Net cash provided by financing activities	13,191,954	10,515,997

NET CHANGE IN CASH	103,635	1,493,558

CASH, BEGINNING OF YEAR	1,702,373	208,815

CASH, END OF YEAR	$ 1,806,008	$ 1,702,373

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$ 1,396,982	$ 465,870
Income taxes	$ -	$ -

Non-cash investing and financing activities
Discount on debt for net profits interest	$ -	$ 765,000
Conversion of related party debt to common stock	$ -	$ 50,000
Common shares issued for stock payable	$ 516,600	$ -
Change in asset retirement obligation	$ 7,573	$ 70,484

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Trans Energy, Inc. (“Trans Energy”) is an independent energy company that was incorporated in the State of Idaho on January 16, 1964. On January 11, 1988, Trans Energy changed its name to Apple Corporation. In 1988, Trans Energy acquired oil and gas leases and other assets from Ben's Run Oil Company (a Virginia limited partnership) and has since been engaged in the business of oil and gas exploration, development and production.

On November 5, 1993, the Board of Directors caused to be incorporated in the State of Nevada, a new corporation by the name of Trans Energy, Inc., with the specific intent of effecting a merger between Trans Energy, Inc. of Nevada and Apple Corp. of Idaho, for the sole purpose of changing the domicile of Trans Energy to the State of Nevada. On November 15, 1993, Apple Corp. and the newly formed Trans Energy, Inc. executed a merger agreement whereby the shareholders of Apple Corp. exchanged all of their issued and outstanding shares of common stock for an equal number of shares of Trans Energy, Inc. common stock. Trans Energy, Inc. was the surviving corporation and Apple Corp. was dissolved. Since then, Trans Energy has been engaged in the exploration, development, exploitation and production of oil and natural gas. Its operations are presently focused in the State of West Virginia.

Principles of Consolidation

The consolidated financial statements include Trans Energy and its wholly-owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc, and Tyler Energy, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the 2008 financial statement presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and certificates of deposit which mature within three months of the date of purchase. Trans Energy may, in the normal course of operations, maintain cash balances in excess of federally insured limits. At December 31, 2008, $1,222,332 was not within FDIC insured limits. Included in other assets is a $50,000 certificate of deposit which is assigned to the State of West Virginia Department of Environmental Protection as collateral, so long as Trans Energy operates in West Virginia.

Receivables

Accounts receivable and notes receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

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

Oil and Gas Properties

Trans Energy uses the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on Trans Energy's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

Long-Lived Assets

Trans Energy reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. Trans Energy evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values.

Deferred Financing Costs

In connection with debt financing, Trans Energy paid an additional $100,200 in fees for the year ended December 31, 2008. These fees were recorded as loan origination fees and are being amortized over the life of the loan.

Derivatives

Derivative financial instruments, utilized to manage or reduce commodity price risk related to Trans Energy's production, are accounted for under the provisions of SFAS No.133, "Accounting for Derivative Instruments and for Hedging Activities", and related interpretations and amendments. Under this statement, derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income or loss and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in other expense. Ineffective portions of changes in the fair value of cash flow hedges are also recognized in loss on derivative liabilities.

Asset Retirement Obligations

Trans Energy records the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Debt

Trans Energy accounts for debt at fair value and recognizes interest expense for accrued interest payable under the terms of the debt. Principal and interest payments due within one year are classified as current, whereas principal and interest payments for periods beyond one year are classified as long term.

Provision for Taxes

Trans Energy recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In July 2006, the FASB issued "Accounting for Uncertainty in Income Taxes," an interpretation of FAS 109 ("FIN 48"), effective for years beginning after December 15, 2006. FIN 48 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, FIN 48 implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. The adoption of FIN 48 had no material impact to Trans Energy's consolidated financial statements. Trans Energy files tax returns in the United States and states in which it has operations and is subject to taxation. Tax years subsequent to 2004 remain open to examination by U.S. federal and state tax jurisdictions.

Revenue and Cost Recognition

Trans Energy uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Trans Energy had no imbalances as of December 31, 2008 and December 31, 2007. Costs associated with production are expensed in the period incurred. Trans Energy recognizes gas revenues upon delivery of the gas to the customers' pipeline from Trans Energy's pipelines when recorded as received by the customer's meter. Trans Energy recognizes oil revenues when pumped and metered by the customer.

Share-Based Compensation

Trans Energy estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model. During the year ended December 31, 2008, stock options were valued with the following weighted average assumptions used for grants; dividend yield of zero percent; expected volatility of 126.19%; risk-free interest rate of 3.3% and expected lives of 5 years. During the year ended December 31, 2007 no stock options were granted. Compensation expense related to options granted was $157,944 and $326,922 for the years ended December 31, 2008 and 2007, respectively.

Loss per Share of Common Stock

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

For the Years Ended

_______	December 31______
2008	2007____

Numerator:

Net loss applicable to common shareholders	$ (137,303)	$(2,349,017)

Denominator:

Weighted average shares - basic and diluted	10,370,732	9,484,918

Total loss per share	$(0.01)	$(0.25)

Fair Value of Financial Instruments

Effective January 1, 2008, Trans Energy adopted SFAS 157 for financial assets and liabilities. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Basis of Fair Value Measurement

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2

Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3

Unobservable inputs reflecting American's own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Recent Accounting Pronouncements

Trans Energy does not expect the adoption of any other recently issued accounting pronouncements, other than the pronouncements mentioned above, to have a significant effect on its financial position or results of operations.

NOTE 2 - GOING CONCERN

Trans Energy's consolidated financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through December 31, 2008 of $35,513,055 and has a working capital surplus at

December 31, 2008 of $2,769,435.

Revenues have not been sufficient to cover its operating costs and interest expense to allow it to continue as a going concern. The potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions would enable Trans Energy to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing. Trans Energy's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007, property and equipment consisted of:

2008	2007

Buildings	$175,000	$-
Vehicles	384,198	346,973
Machinery and equipment	463,156	402,587
Furniture and fixtures	43,310	38,618
Leasehold improvements	7,075	7,075
Land	334,000	44,000
Accumulated depreciation	(311,769)	(174,311)
Total fixed assets	$1,094,970	$664,942

NOTE 4 - OIL AND GAS PROPERTIES

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

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

The following is a description of the changes to Trans Energy's asset retirement obligations for the years ended December 31, 2008 and 2007:

2008	2007

Asset retirement obligations at beginning of year	$166,895	$190,364
Acquisition of oil and gas properties	--	--
Exploratory and development drilling	6,710	16,518
Accretion expense	19,632	13,979
Revision in cost estimates	(14,283)	(53,966)
Asset retirement obligations at end of year	$178,954	$166,895

NOTE 6 - PROVISION FOR TAXES

At December 31, 2008, Trans Energy had net operating loss carryforwards of approximately $35 million that may be offset against future taxable income from the year 2009 through 2028. No tax benefit has been reported in the December 31, 2008 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2008 and 2007:

2008	2007	____
Deferred tax assets:
NOL carryover	$15,406,194	$12,372,700
Unrealized loss on derivative contract	-	57,000
Other	___________	-__	25,000
Total deferred tax assets	15,406,194	12,454,700

Deferred tax liabilities:

Unrealized gain on derivative contract	(529,464)	-
Depreciation, depletion and amortization	(4,811,061)	(2,250,428)
Other	(141,295) _______-
Total deferred tax liabilities	(5,481,820)	(2,250,428)

Valuation allowance	(9,924,374)	(10,174,262)

Net deferred taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2008 and 2007 primarily due to expense related to stock and options issued for services and the valuation allowance.

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock - Trans Energy has authorized 10,000,000 shares of $.001 par value preferred stock. The preferred stock shall have preference as to dividends and to liquidation of Trans Energy.

Common Stock - Trans Energy has authorized 500,000,000 shares of $.001 par value common stock.

In June 2007, Trans Energy issued 62,500 shares of common stock for the conversion of a promissory note valued at $50,000.

In December 2007, Trans Energy issued 17,000 shares of common stock for employee compensation valued at $12,920.

In December 2007, the board elected to award 630,000 shares of common stock valued at $516,600 as part of the Long-Term Incentive and Bonus Program. As of December 31, 2007, these shares were recorded as stock payable included in accrued expenses.

In December 2007, we purchased 1,000 shares of common stock for treasury at a cost of $750.

On January 1, 2008, Trans Energy granted 450,000 common stock options to an officer and an employee as part of their two year employment agreements. The options vest quarterly over two years and have a five year term. The stock options were granted at an exercise price of $0.80 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued at $315,886 using the Black Scholes valuation model. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $157,944 of share-based compensation expense was recorded during the year ended December 31, 2008. The following are the assumptions made in computing the option fair value:

Average risk-free interest rate	3.3%
Dividend yield	0%
Expected term	5 years
Average expected volatility	126.19%

In January 2008, Trans Energy issued 630,000 shares of common stock related to the 2007 Long-Term Incentive and Bonus Program, which were valued at $516,600 and were recorded as stock payable as of December 31, 2007.

On January 1, 2008, Trans Energy granted 250,000 common shares to one officer under the terms of his employment agreement. The 250,000 shares vested immediately and were valued at $200,000 using the fair market value of the common stock at the date of grant and was recorded as share-based compensation expense.

On January 1, 2008, Trans Energy granted 260,000 shares of common stock to three employees under employment agreements. The 260,000 shares are not performance based and vest quarterly over two years, subject to ongoing employment. These shares were valued at $208,000 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over two years. During the year ended December 31, 2008, we recorded $104,000 of share-based compensation related to these shares.

In November 2008, Trans Energy issued 19,000 shares of common stock for employee bonuses valued at $36,100.

NOTE 8 - STOCK OPTIONS

A summary of the status of the options granted under various agreements at December 31, 2008 and 2007, and changes during the years then ended is presented below:

December 31, 2008___	December 31, 2007__
Weighted	Weighted
Average Exercise	Average Exercise
Shares	Price	Shares	Price_
Outstanding at beginning of year	1,483,324	$1.12	1,483,324	$1.12
Granted	450,000	0.82	-	-

Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	_______-_____	-__________	-______	-___
Outstanding at end of year	1,933,324	$1.05	1,483,324	$1.12

A summary of the status of the options granted under various agreements at December 31, 2008 is presented below:

Options Outstanding	Options Exercisable
Weighted-	Weighted-	Weighted- Weighted-
Average	Average	Average	Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price__

$0.82	450,000	4.01 years	$ 0.82	450,000	$ 0.82
$0.65	950,000	2.62 years	$ 0.65	950,000	$ 0.65
$1.95	533,324	1.75 years	$ 1.95	533,324	$ 1.95
1,933,324	1,933,324

NOTE 9 - JUDGMENTS PAYABLE

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

NOTE 10 - NOTES PAYABLE

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

Interest payment due dates are elected at the time of borrowing and range from monthly to six months. Principal payments are due at maturity on June 15, 2010 for all borrowings outstanding on that date. Trans Energy shall have the right at any time to prepay any borrowing in whole or in part, before the date of maturity. Trans Energy also must pay CIT Capital USA Inc. a commitment fee for any unused commitments, including related letters of credit. The commitment fees range from 0.5% to 0.75% per annum of unused average commitments. Trans Energy paid $500,000 in financing fees to a placement agent in securing the CIT Capital USA Inc. financing agreement. These financing fees are being deferred and amortized using the effective interest method over the term of the note. Trans Energy paid $200,000 to CIT Capital USA Inc. as a structuring fee in securing the note. The structuring fee has been recorded as a discount on the note and is being amortized using the effective interest method over the term of the note. For the year ended December 31, 2008, Trans Energy's total borrowings from CIT amount to $28,000,000, leaving an unused available credit facility of $2,000,000.

For the year ended December 31, 2008, Trans Energy had additional borrowings in the amount of $32,925 to fund various equipment purchases. The interest rates vary from 6.9% to 7.25%, with principal and interest payments due monthly. Total repayment terms range from 24 to 36 months maturity. The collateral securing the notes includes the related assets purchased.

On June 22, 2007, Trans Energy also repaid the following notes payable balances as they were on at that date:

	Principal	Interest
Wesbanco	$ 240,226	$ 1,218
United Bank	1,817,952	24,719
Huntington National	932,255	9,458
Karla Spencer	292,078	- 0 -

Effective July 13, 2007, as required by the CIT Creditor Agreement, Trans Energy purchased a commodity put option for $310,000 in cash. The terms of the option establish a floor price of $7.35/MMBTU, Settlement Date Henry Hub price of Natural Gas as quoted by the NYMEX, for volumes ranging from 8,241 MMBTU per month to 5,244 MMBTU per month, beginning settlement on August 2, 2007 and ending settlement on December 1, 2011. This put option places no limit on the upside price for Trans Energy's gas production. If the monthly closing price of Henry Hub gas index is below the floor price then Trans Energy receives proceeds equal to the difference between the floor price and the closing price. The cost of the put option and proceeds, if any, as well as changes in the fair market value of the put options, are charged to other income (expense) as gain (loss) on derivative instruments, see Note 11.

On October 25, 2007, the CIT Capital debt agreement dated June 15, 2007 was amended to provide Trans Energy additional time, until March 31, 2008, to meet various financial statement ratio covenants.

On April 11, 2008, the CIT Capital debt agreement dated June 15, 2007 was again amended to provide Trans Energy additional time, for fiscal year end 2007, to meet various covenants.

On December 22, 2008, the CIT Capital debt agreement dated June 15, 2007 was again amended to provide Trans Energy additional time, for fiscal year end 2008, to meet various covenants.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

Trans Energy entered into derivative commodity contracts to provide a measure of stability in the cash flows associated with Trans Energy's oil and gas production and to manage exposure to commodity price fluctuations. None of the derivative contracts Trans Energy entered into have been designated as cash flow or fair value hedges. Trans Energy recorded an unrealized gain of $1,038,695 and unrealized loss of $131,536 for the years ended December 31, 2008 and 2007, respectively. Trans Energy also received proceeds of $60,479 and $37,826 relating to realized gains on derivative instruments for the years ended December 31, 2008 and 2007, respectively.

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

NOTE 12 - BUSINESS SEGMENTS

Trans Energy's principal operations consist of oil and gas sales with Trans Energy, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy's operations in different segments is as follows:

For the
Year Ended	Oil and Gas	Pipeline
_____December 31,	Sales	Transmission	Corporate	Total

Revenue	2008	$ 4,511,692	$700,026	$95,867	$5,307,585
2007	1,207,233	182,007	130,137	1,519,377

Income (Loss) from	2008	2,546,184	(67,105)	(1,951,393)	527,686
operations	2007	809,510	(188,737)	(2,076,504)	(1,455,731)

Interest expense	2008	2,028,227	--	--	2,028,227
2007	944,651	--	--	944,651

Depreciation, depletion	2008	977,128	92,356	--	1,069,484
amortization and accretion 2007	329,333	25,562	--	354,895

Property and equipment	2008	9,992,799	1,964,477	--	11,957,276
acquisitions, including	2007	8,034,322	1,372,149	--	9,406,471

oil and gas properties

Total assets, net of intercompany accounts:

December 31, 2008	$ 25,883,993	$ 4,723,290	$--	$ 30,607,283
December 31, 2007	14,502,036	2,063,334	--	16,565,370

NOTE 13 - RELATED PARTY TRANSACTIONS

Marketing Agreement - Sancho natural gas delivered through Trans Energy's pipeline network is sold either to Sancho Oil and Gas Corporation ("Sancho"), a company controlled by the Vice President of Trans Energy, at the industrial facilities near Sistersville, West Virginia, or to Dominion Gas, a local utility, on an on-going basis at a variable price per month per Mcf. Trans Energy has a  flexible volume supply agreement whereby Trans Energy receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho. Trans Energy has an accrued related party receivable from Sancho of $1,233,536 as of December 31, 2008.

Receivables and Payables - Trans Energy has various payables to the officers and companies of the officers. These amounts are reported in the balance sheet as related party accounts payable and accrued expenses.

NOTE 14 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

Trans Energy's marketing arrangement with Sancho accounted for approximately 60% of Tyler Construction Company's revenue for the years ended December 31, 2008 and 2007. Another customer also generated 100% of Ritchie County sales in 2008 and 2007. Trans Energy, Inc. has five customers that represent 100% of its gross oil and gas sales for the years ended December 31, 2008 and 2007.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Effective July 1, 2007, Trans Energy implemented an employee 401(k) plan whereby Trans Energy will make basic safe-harbor matching contributions to those employees electing to participate in the plan.

NOTE 16 - SUBSEQUENT EVENTS

Drilling began on September 22, 2008 on the Hart 28H, a joint venture well with Republic Partners that will be drilled and completed horizontally in the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract. Drilling was completed on March 11, 2009 and the well was put into production on April 10, 2009.

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

Trans Energy retained Schlumberger Data & Consulting Services, independent third-party reserve engineers, to perform an independent evaluation of proved reserves as of December 31, 2008. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of Trans Energy's reserves are located in the United States.

The following supplemental unaudited information regarding Trans Energy's oil and gas activities is presented pursuant to the disclosure requirements of SFAS No. 69. The standardized measure of discounted future net cash flows is computed by applying fiscal year-end prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on fiscal year-end cost estimates assuming continuation of existing economic conditions) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on fiscal year-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

The information as of and for the year ended December 31, 2007 reflects a 2% Net Profits Interest sale in conjunction with financing as disclosed in Note 10.

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

Aggregate capitalized costs relating to Trans Energy's crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion, and amortization are as follows:

______	As of December 31,_________
2008 ___________	2007_____

Proved oil and gas producing properties

and related lease, wells and equipment	$24,529,142	$13,529,208
Unproved Oil and Gas Properties	627,853	250,670

Accumulated Depreciation, Depletion

and Amortization	(2,711,689)	(1,801,262)
Net Capitalized Costs	$22,445,306	$11,978,616

All of Trans Energy's operations are in the United States.

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with Trans Energy's crude oil and natural gas acquisition, exploration and development activities for each of the periods shown below:

For the Year Ended December 31,

2008_______                        2007___

Acquisition of Properties
Proved	$377,183	$16,355
Unproved	510,846	240,514

Exploration Costs	-	258,852
Development Costs	94,216___	9,123,877
Total Costs Incurred	$11,475,161	$ 9,639,598

Results of Operations for Oil and Gas Producing Activities

Aggregate results of operations, in connection with Trans Energy's crude oil and natural gas producing activities, for each of the periods shown below:

For the Year Ended December 31,
2008_____	2007____
Sales	$ 4,511,692	$1,207,233
Production Costs (a)	(1,549,672)	(929,224)
Depreciation, Depletion and Amortization	(977,128)	(329,333)
Income Tax Expense	________	-	-

Total Results of Operations for

Producing Activities (b)	$ 1,984,892	$(51,324)

(a)	Production costs consist of oil and gas operations expense, production and ad valorem taxes, plus general and administrative expense supporting Trans Energy’s oil and gas operations.
(b)	Excludes the activities of pipeline transmission operations, corporate overhead and interest costs

Estimated Quantities of Proved Oil and Gas Reserves

Trans Energy's proved oil and natural gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors.

The following schedule sets forth the proved reserves of Trans Energy during each of the periods presented:

______________For the Year Ended December 31

_______2008                                                    2007________

Oil	Gas	Oil	Gas

(BBL) (MCF) (BBL) (MCF)___

Proved Reserves:
Beginning of the period	2,137,961	22,826,736	1,340,964	13,161,354
Revisions of previous estimates	(1,758,645)	(17,074,946)	64,040	788,619
Extensions and discoveries	21,500	11,570,143	807,430	9,767,123
Improved recovery	-	-	-	-
Production	(15,158)	(326,074)	(4,022)	(161,281)
Purchases of minerals in place	23,526	339,449	-	-
Sales of minerals in place	-	-	(70,451)	(729,079)

End of period	409,184	17,335,312	2,137,961	22,826,736

Proved Developed Reserves, End of Year	199,596	5,861,734	178,415	4,440,834

The revisions for the year ended December 31, 2008 relate to proved, undeveloped properties that Trans Energy is not going to develop at this time due to significant development costs.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on Trans Energy's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2008 and 2007 in accordance with SFAS No 69, "Disclosures About Oil and Gas Producing Activities" which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of Trans Energy's proved oil and gas reserves.

____________As of December 31,_____________

2008	2007
Future Cash Inflows	$ 139,657,705	$ 392,396,414
Future Production Costs (a)	(24,786,618)	(55,506,445)
Future Development Costs	(14,590,000)	(42,293,774)
Future Income Tax Expense	(22,997,143)	(117,663,183)
Future Net Cash Flows	$77,283,944	$ 176,933,012
Discounted for Estimated Timing
of Cash Flows	$ (53,907,549)	$(125,948,221)

Standardized Measure of Discounted

Future Net Cash Flows	$23,376,395	$50,984,791

(a)	Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and general and administrative expense supporting Trans Energy’s oil and gas operations.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil and Gas Reserves

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to Trans Energy's proved crude oil and natural gas reserves, as required by SFAS No. 69, at year end are set forth in the table below:

For the Year Ended December 31

(Restated)

2008________ 2007______

Standardized Measure, Beginning of Year	$50,984,791	$ 17,301,531
Oil and gas sales, net of production costs	(2,962,020)	(278,009)
Changes in prices and future production	(38,684,691)	4,524,643
Extensions, discoveries and improved
recovery, net of costs	16,804,335	63,996,549
Purchases and Sales of Minerals in place	1,043,224	(346,381)
Change in estimated future development costs	28,686,448	(24,247,420)
Previously estimated development costs incurred	10,492,916	8,743,845
Revisions of previous quantity estimates	(44,822,397)	(416,497)
Accretion of Discount	8,489,046	2,737,672
Net change in income taxes	26,949,632	(23,830,487)
Timing and Other	(33,604,889)	2,799,345
Standardized Measure, End of Year	$23,376,395	$ 50,984,791