Form 10-Q
period 2009-03-31
TRANS ENERGY INC
filed 2009-05-19
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Large accelerated filer (	)	Accelerated filer	( )
Non-accelerated filer	( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes ( ) No (X)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

__________Class_____________	Outstanding as of May 13, 2009
Common Stock, $0.001 par value	10,677,815

Table of Contents

Heading	Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Consolidated Balance Sheets – March 31, 2009 and
December 31, 2008 (Unaudited)	3

Consolidated Statements of Operations – Three Months Ended
March 31, 2009 and 2008 (Unaudited)	5

Consolidated Statement of Stockholders’ Deficit – Three Months

Ended March 31, 2009 (Unaudited)	6

Consolidated Statements of Cash Flows – Three Months Ended

March 31, 2009 and 2008 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Securities Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures	19

PART I

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS

Cash	$ 1,262,197	$ 1,806,008
Accounts receivable	2,290,014	769,430
Accounts receivable – related parties	32,830	1,233,536
Accounts receivable due from non-operator, net	2,005,415	1,352,681
Note receivable, current	299,664	138,545
Deferred financing costs	167,429	167,429
Derivative – current	551,736	513,724
Prepaid expenses	25,000	-

Total Current Assets	6,634,285	5,981,353

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $349,153 and $311,769, respectively	1,189,447	1,094,970

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	23,234,658	19,799,868
Unproved properties	1,106,001	627,853
Pipelines	4,650,630	4,729,274
Accumulated depreciation, depletion and amortization	(3,086,572)	(2,711,689)

Oil and gas properties, net	25,904,717	22,445,306

OTHER ASSETS

Deferred financing costs, net of amortization of $358,730 and $304,399, respectively	103,155	157,386
Note receivable – non-current	289,950	163,735
Derivative – non-current	611,928	703,435
Advances to operator	9,000	9,000
Other assets	52,098	52,098

Total Other Assets	1,066,131	1,085,654

TOTAL ASSETS	$ 34,794,580	$ 30,607,283

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Unaudited)

	March 31,	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, trade	$ 4,937,889	$ 2,360,076
Accounts payable – related party	2,150	2,150
Accrued expenses	718,064	762,978
Notes payable – current	90,041	86,714

Total Current Liabilities	5,748,144	3,211,918

LONG-TERM LIABILITIES

Notes payable, net of unamortized discount of $388,472 and $467,932, respectively	29,656,400	27,588,599
Asset retirement obligations	178,954	178,954

Total Long-Term Liabilities	29,835,354	27,767,553

Total Liabilities	35,583,498	30,979,471

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized at $0.001 par value; 10,677,815 and 10,559,065 shares issued, respectively, and 10,676,815 and 10,524,815 shares outstanding, respectively	10,678	10,559
Additional paid-in capital	35,368,925	35,131,058
Treasury stock, at cost, 1,000 shares	(750)	(750)
Accumulated deficit	(36,167,771)	(35,513,055)

Total Stockholders' Deficit	(788,918)	(372,188)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 34,794,580	$ 30,607,283

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

REVENUES	$ 1,532,261	$ 427,646

COSTS AND EXPENSES

Production costs	524,786	257,064
Depreciation, depletion, amortization and accretion	413,644	151,864
Selling, general and administrative	620,396	694,574
Loss on sale of assets	500	1,286

Total Costs and Expenses	1,559,326	1,104,788

LOSS FROM OPERATIONS	(27,065)	(677,142)

OTHER INCOME (EXPENSES)

Interest income	4,174	7,391
Interest expense	(736,628)	(476,193)
Gain (loss) on derivative instruments	104,803	(67,765)

Total Other Expenses	(627,651)	(536,567)

NET LOSS BEFORE INCOME TAXES	(654,716)	(1,213,709)

INCOME TAXES	-	-

NET LOSS	$ (654,716)	$ (1,213,709)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.06)	$ (0.12)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	10,560,982	10,042,592

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2009
(Unaudited)

	Common Stock		Additional
			Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2008	10,559,065	$ 10,559	$ 35,131,058	$ (750)	$ (35,513,055)	$ (372,188)

Shares issued for services	118,750	119	237,867	-	-	237,986

Net loss	-	-	-	-	(654,716)	(654,716)

Balance, March 31, 2009	10,677,815	$ 10,678	$ 35,368,925	$ (750)	$ (36,167,771)	$ (788,918)

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (654,716)	$ (1,213,709)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation, depletion, amortization and accretion	413,644	151,864
Amortization of financing cost and debt discount	133,691	122,079
Share-based compensation	237,986	265,486
Loss on sale of assets	500	1,286
(Gain) loss on derivative contract	(104,803)	67,765
Changes in operating assets and liabilities:
Accounts receivable	(1,520,584)	2,264
Accounts receivable – related parties	1,200,706	(106,785)
Accounts receivable - non-operator, net	(652,734)	-
Advances to operator, net	-	(103,330)
Prepaid expenses and other assets	(25,000)	8,000
Accounts payable and accrued expenses	(851,692)	(1,189,291)
Accounts payable and accrued expenses – related party	-	(5,772)
Net cash used by operating activities	(1,823,002)	(2,000,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in note receivable	(311,440)	-
Proceeds from payments on note receivable	24,106	-
Proceeds from sale of assets	2,000	5,000
Expenditures for oil and gas properties	(449,702)	(2,500,592)
Expenditures for property and equipment	(135,739)	(49,850)
Net cash used by investing activities	(870,775)	(2,545,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from derivative contracts	158,298	-
Proceeds from notes payable, net of financing costs and cash
discount of $388,472 and $0, respectively	2,014,586	3,286,852
Payments on notes payable	(22,918)	(21,717)
Net cash provided by financing activities	2,149,966	3,265,135

NET CHANGE IN CASH	(543,811)	(1,280,450)

CASH, BEGINNING OF PERIOD	1,806,008	1,702,373

CASH, END OF PERIOD	$ 1,262,197	$ 421,923

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$ 550,668	$ 122,749
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	$ 3,384,591	$ 1,207,638
Increase in asset retirement obligation	$ -	$ 20,993
Common shares issued for stock compensation payable	$ -	$ 516,600

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the three months ended

March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation.

Notes Receivables

Notes receivable are carried at the expected net realizable value. Impairment of notes receivable is based on management's continued assessment of the collectability of debtors.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $517,430 in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Level 3

Unobservable inputs reflecting Trans Energy's own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Trans Energy believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by Trans Energy on its notes payable approximate market rates.  The fair values of Trans Energy’s Level 1 financial assets, primarily consisting of derivative assets, are based on quoted commodity prices of the underlying commodity.  As of March 31, 2009, Trans Energy did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for Trans Energy’s derivative assets:

	As of March 31, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$1,163,664	$1,163,664	$1,163,664	$-	$-

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. Trans Energy adopted SFAS No. 161 on January 1, 2009 and it has reflected the impact on its consolidated financial statements.

Trans Energy does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

NOTE 2 – GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through March 31, 2009 of $36,167,771 and had a stockholders’ deficit of $788,918 at March 31, 2009. Revenues during the quarter ended March 31, 2009 were not sufficient to cover its operating costs. We expect positive operating cash flow from existing wells and drilling will allow us to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing that might be needed to fund operations in the future. Trans Energy’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – NOTE RECEIVABLE

Trans Energy holds a promissory note agreement with Warren Drilling Co., Inc., an Ohio Corporation. The purpose of the promissory note was to fund certain drilling equipment necessary to equip the rig for horizontal drilling. An initial advance in the amount of $302,280 was made on December 22, 2008, with a second advance in the amount of $311,440 made on February 4, 2009. The note bears interest in the amount of 6.5% per annum, payable in monthly installments of $27,443 for 24 months. As of March 31, 2009, the outstanding balance was $589,614, of which $299,664 was classified as current. The note is secured by equipment of Warren Drilling, Co., for which an executed security agreement was filed with the promissory note. Trans Energy has evaluated their relationship with Warren Drilling, pursuant to FIN 46(R) Consolidation of Variable Interest Entities, and has determined that Trans Energy does not have a controlling financial interest in Warren Drilling which would require consolidation.

NOTE 4 – OIL AND GAS PROPERTIES

During the three months ended March 31, 2009, Trans Energy drilled the Hart 28H, a horizontal joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale.. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract. Trans Energy also completed the Blackshere 101 in Marion County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale.

During the three months ended March 31, 2008, we drilled thirteen new wells in Wetzel and Marion Counties, West Virginia to various formations, including the Gordon, Bayard and Fourth Sand, of which we own a 100% working interest in each well. Trans Energy also completed the drilling of its second joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms in the joint venture contract.

Total expenditures and accruals for oil and gas properties during the three months ended March 31, 2009  and March 31, 2008 were $3,834,293 and $3,708, 230, respectively. Trans Energy also incurred $135,739 and $49,850, respectively, for additional property, plant and equipment.

Depreciation, depletion, and amortization expenses on oil and gas properties were $374,882 and $98,624 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

Trans Energy entered into derivative commodity price contracts to provide a measure of stability in the cash flows associated with Trans Energy’s oil and gas production and to manage exposure to commodity price fluctuations. None of the derivative contracts Trans Energy entered into have been designated as cash flow or fair value hedges.

On July 13, 2007, as required by the CIT Creditor Agreement, Trans Energy purchased a commodity put option on natural gas. In addition, on May 22, 2008, Trans Energy entered into a participating commodity put and call option on oil as a costless collar.

Natural Gas Derivatives

Trans Energy entered into participating commodity put options on natural gas whereby Trans Energy receives a floor price. The natural gas commodity put options are indexed to NYMEX Henry Hub prices. The following table shows the monthly volumes and the floor price.

			Average
Start	End	Volume	Floor
Month	Month	MMBTU/Month	$/MMBTU
Jul. ‘07	Dec. ‘07	8,241	$ 7.350
Jan. ‘08	Dec. ‘08	6,915	$ 7.350
Jan. ‘09	Dec. ‘09	6,370	$ 7.350
Jan. ‘10	Dec. ‘10	5,560	$ 7.350
Jan. ‘11	Dec. ‘11	5,244	$ 7.350

As of March 31, 2009 and December 31, 2008 the natural gas derivative had a total fair value of $418,145 and $285,019, respectively. Of which the current portions consisted of $225,603 and $126,006, respectively.

Oil Derivatives

Trans Energy entered into participating commodity put and call options on crude oil as a costless collar. The oil costless collar is indexed to NYMEX WTI Oil prices. The following table shows the monthly volumes, the floor and ceiling prices.

Start	End	Volume	Floor	Ceiling
Month	Month	BBL/Month	$/BBL	$/BBL
Jun. ‘08	Dec. ‘08	705	$100	$172
Jan. ‘09	Dec. ‘09	585	$100	$172
Jan. ‘10	Dec. ‘10	488	$100	$172
Jan. ‘11	Dec. ‘11	449	$100	$172

As of March 31, 2009 and December 31, 2008 the oil derivative had a fair value of $745,519 and $932,140, respectively. Of which the current portions consisted of $326,133 and $387,719, respectively.

For the three months ended March 31, 2009, Trans Energy had total gains on the derivative contracts of $104,803, of which $158,298 was a realized gain and $53,495 was an unrealized loss. During the three months ended March 31, 2008, Trans Energy had a total loss on the derivative contracts of $67,765, of which all was unrealized.

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

During the three months ended March 31, 2008, Trans Energy borrowed $3,286,852 from CIT. During the three months ended March 31, 2009, Trans Energy borrowed $2,000,000 from CIT which increased the total outstanding credit balance to $30,000,000, leaving no available credit facility. The weighted average interest rate on this credit facility on March 31, 2009 was 6.05%. Interest payment due dates are elected at the time of borrowing and range from monthly to six months. Principal payments are due at maturity on June 15, 2010 for all borrowings outstanding on that date. Trans Energy shall have the right at any time to prepay any borrowing in whole or in part, before the date of maturity.

On May 15, 2009, the CIT Capital debt agreement dated June 15, 2007 was again amended to provide Trans Energy additional time, for March 31, 2009, to meet various covenants. Trans Energy incurred $75,000 in fees related to this amendment. The $75,000 was accrued as payable and recorded as interest expense during the quarter.

For the three months ended March 31, 2009, Trans Energy received other loan proceeds of $14,586 for the purchase of property and equipment. The loan has an interest rate of 7.25% and matures on

January 10, 2011.

NOTE 7 – EQUITY

During the three months ended March 31, 2008, Trans Energy issued 630,000 shares of common stock as settlement of the December 31, 2007 stock compensation payable of $516,600 related to the 2007 Long-Term Incentive and Bonus Program.

On January 1, 2008, Trans Energy granted 250,000 common shares to one officer under the terms of his employment agreement. The 250,000 shares vested immediately and were valued at $200,000 using the fair market value of the common stock at the date of grant. The $200,000 was recorded as share-based compensation expense during the three months ended March 31, 2008.

On January 1, 2008, Trans Energy granted 450,000 common stock options to an officer and an employee as part of their two year employment agreements. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $39,486 of share-based compensation expense was recorded during both of the three month periods ended March 31, 2009 and 2008. As of March 31, 2009, $118,457 of share-based compensation expense relating to these options remained to be amortized in future periods.

On January 1, 2008, Trans Energy granted 260,000 shares of common stock to three employees under employment agreements. These shares were valued at $208,000 using the fair market value of the common stock at the date of grant and are being amortized to compensation expense quarterly over two years. Share-based compensation relating to these shares totaled $26,000 for both three month periods ended March 31, 2009 and 2008. As of March 31, 2009, $78,000 of share-based compensation expense relating to these shares remained to be amortized in future periods.

On January 1, 2009, Trans Energy granted 345,000 shares of common stock to four employees under employment agreements. The 345,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment. These shares were valued at $690,000 using the fair market value of the common stock at the date of grant and are amortized to compensation expense quarterly over one year.

During the three months ended March 31, 2009, we recorded $172,500 of share-based compensation related to these shares. As of March 31, 2009, $517,500 of share-based compensation expense relating to these shares remained to be amortized in future periods

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $237,986 and $265,486 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 8 – BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Three Months Ended March 31,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2009	$ 1,367,181	$ 164,051	$ 1,029	$ 1,532,261
	2008	319,504	103,487	4,655	427,646

Income (loss) from	2009	665,330	(73,029)	(619,367)	(27,065)
operations	2008	46,665	(53,485)	(670,322)	(677,142)

Interest expense	2009	736,628	--	--	736,628
	2008	476,193	--	--	476,193

Depreciation, depletion,	2009	374,369	39,275	--	413,644
amortization and accretion	2008	133,504	18,360	--	151,864

Property and equipment	2009	3,891,388	(78,644)	--	3,970,032
acquisitions, including	2008	3,322,162	435,918	--	3,758,080
oil and gas properties

Total assets, net of intercompany accounts:
March 31, 2009		$ 30,197,459	$ 4,597,121	$ --	$ 34,794,580
December 31, 2008		$ 25,883,993	$ 4,723,290	$ --	$ 30,607,283

Property and equipment acquisitions includes accrued amounts and reclassifications.

Trans Energy has various agreements with Dominion Field Services, Inc. for fixed prices for gas transported through its pipeline. The monthly volumes range from 10,000 decatherm (“Dth”) per month to 30,000 Dth per month, and fixed prices vary from $11.36/Dth to $12.52/Dth through April 2012. A decatherm is equal to one MBTU.

NOTE 10 – SUBSEQUENT EVENTS

On April 8, 2009, Trans Energy granted 375,000 options to officers and directors. The options vest quarterly over a one year period and have an exercise term of 5 years with an exercise price of $0.98 per share of common stock.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Three months ended March 31, 2009 compared to March 31, 2008

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the three months ended March 31, 2009 and 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Three Months Ended
March 31,
2009___________2008

Total revenues	100%	100%
Total costs and expenses	(102%)	(258%)
Loss from operations	(2%)	(158%)
Other expense	(41%)	(126%)
Net loss	(43%)	(284%)

Total revenues of $1,532,261 for the three months ended March 31, 2009 increased $1,104,615 or 259% compared to $427,646 for the three months ended March 31, 2008, primarily due to new drilling and increased production from the efforts of the workover program. We focused our efforts during the first quarter of 2009 on the implementation of our Marcellus Shale horizontal drilling program in Wetzel County, West Virginia. We expect production increases from the drilling program throughout 2009.

Production costs increased $267,722 or 104% in the three months ended March 31, 2009 as compared to the same period for 2008, primarily due to expenses associated with our increase in field production.

Depreciation, depletion, amortization and accretion expense increased $261,780 or 172% in the three months ended March 31, 2009 as compared to the same period for 2008, due to the increase in production as a result of additions of oil and gas properties.

Interest expense increased $260,435 or 55% in the three months ended March 31, 2009 as compared to the same period for 2008, primarily due to increased borrowings for our drilling program and the $75,000 cost paid for a waiver.

Our net loss for the first quarter of 2009 was $654,716 compared to net loss of $1,213,709 for the first quarter of 2008. This decrease in net loss is primarily due to an increase in production during the first quarter of 2009 as compared to 2008.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At March 31, 2009, we had a working capital surplus of $886,141 compared to a surplus of $2,769,435 at December 31, 2008. This decrease in working capital is primarily attributed to the increase in accounts payable related to drilling activities and offset by additional borrowing from our CIT credit facility.

During the first three months of 2009, net cash used by operating activities was $1,823,002 compared to net cash used of $2,000,143 for the same period of 2008. This increase in cash flow from operating activities is primarily due to the decrease in our net loss as a result of our increased revenues from drilling activities.

We expect our cash flow provided by operations for 2009 to increase because of higher projected production from the drilling program, workovers and acquisitions and steady operating, general and administrative, interest and financing costs.

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

During the first three months of 2009, net cash used by investing activities was $870,775 compared to net cash used of $2,545,442 in 2008. We used $449,702 for the purchase of oil and gas properties and $135,739 to purchase property and equipment for the three month period ended March 31, 2009 compared to $2,500,592 for the purchase of oil and gas properties and $49,850 to purchase property and equipment for the three month period ended March 31, 2008.

During the first three months of 2009, net cash provided by financing activities was $2,149,966 compared to $3,265,135 in the same period of 2008. During the three months ended March 31, 2009, we borrowed $2,014,586, net of financing costs and cash discount, and repaid $22,918 in notes payable.

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

Inflation

In the opinion of our management, inflation has not had a material overall effect on our operations.

Recent Events

During the three months ended March 31, 2009, Trans Energy drilled the Hart 28H, a horizontal joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale.. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract. Trans Energy also completed the Blackshere 101 in Marion County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale.

During the three months ended March 31, 2008, we drilled thirteen new wells in Wetzel and Marion Counties, West Virginia to various formations, including the Gordon, Bayard and Fourth Sand, of which we own a 100% working interest in each well. Trans Energy also completed the drilling of its second joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms in the joint venture contract.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II

Item 1. Legal Proceedings

We may be engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our securities holders during the first three months ended March 31, 2009.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

Date: May 18, 2009	By /S/ JAMES K. ABCOUWER
JAMES K. ABCOUWER
Chief Executive Officer and Director

Date: May 18, 2009	By /S/ LISA A. CORBITT
LISA A. CORBITT
Chief Financial Officer