Form 10-Q
period 2009-06-30
TRANS ENERGY INC
filed 2009-08-12
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ( ) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (	)	Accelerated filer	( )
Non-accelerated filer ( )	(Do not check if smaller reporting company)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes (  ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

___________Class____________	Outstanding as of July 31, 2009
Common Stock, $0.001 par value	10,808,065

See notes to unaudited consolidated financial statements.

Table of Contents

Heading	Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Consolidated Balance Sheets – June 30, 2009 (Unaudited) and

December 31, 2008 (Audited)	4

Consolidated Statements of Operations – Three and Six Months Ended

June 30, 2009 and 2008 (Unaudited)	6

Consolidated Statement of Stockholders’ Deficit – Six Months

Ended June 30, 2009 (Unaudited)	7

Consolidated Statements of Cash Flows – Six Months Ended

June 30, 2009 and 2008 (Unaudited)	8

Notes to Consolidated Statements

June 30, 2009 and 2008 (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations......	18

Item 4T.	Controls and Procedures	22

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Securities Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures	24

PART I

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	Unaudited	Audited

ASSETS

CURRENT ASSETS

Cash	$ 366,020	$ 1,806,008
Accounts receivable – trade	2,226,263	769,430
Accounts receivable – related parties	33,000	1,233,536
Accounts receivable due from non-operator, net	1,060,836	1,352,681
Note receivable - current	304,560	138,545
Deferred financing costs	215,754	167,429
Derivative assets – current	542,260	513,724
Prepaid expenses	68,764	-

Total Current Assets	4,817,457	5,981,353

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $382,706 and $311,769, respectively	1,155,715	1,094,970

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	24,432,540	19,799,868
Unproved properties	1,148,111	627,853
Pipelines	4,759,580	4,729,274
Accumulated depreciation, depletion and amortization	(3,553,899)	(2,711,689)

Oil and gas properties, net	26,786,332	22,445,306

OTHER ASSETS

Deferred financing costs, net of amortization of $413,560 and $304,399, respectively	-	157,386
Note receivable – non-current	211,949	163,735
Derivative assets – non-current	512,419	703,435
Advances to operator	9,000	9,000
Other assets	52,098	52,098

Total Other Assets	785,466	1,085,654

TOTAL ASSETS	$ 33,544,970	$ 30,607,283

See notes to unaudited consolidated financial statements

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

	June 30,	December 31,
	2009	2008
	Unaudited	Audited

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable - trade	$ 4,053,760	$ 2,360,076
Accounts payable – related party	2,150	2,150
Accrued expenses	772,886	762,978
Notes payable – current, net of unamortized discount of $308,129 and $0, respectively	29,783,257	86,714

Total Current Liabilities	34,612,053	3,211,918

LONG-TERM LIABILITIES

Notes payable, net of unamortized discount of $0 and $467,932, respectively	14,308	27,588,599
Asset retirement obligations	193,810	178,954

Total Long-Term Liabilities	208,118	27,767,553

Total Liabilities	34,820,171	30,979,471

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized at $0.001	-	-
par value; -0- shares issued and outstanding
Common stock; 500,000,000 shares authorized at $0.001 par value;		10,559
10,809,065 and 10,559,065 shares issued, respectively, and
10,808,065 and 10 ,525,815 shares outstanding, respectively	10,809
Additional paid-in capital	35,701,094	35,131,058
Treasury stock, at cost, 1,000 shares	(750)	(750)
Accumulated deficit	(36,986,354)	(35,513,055)

Total Stockholders' Deficit	(1,275,201)	(372,188)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 33,544,970	$ 30,607,283

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES	$ 1,504,773	$ 1,229,074	$ 3,037,034	$ 1,656,720

COSTS AND EXPENSES

Production costs	492,597	350,788	1,017,383	607,852
Dry hole costs	-	94,216	-	94,216
Depreciation, depletion, amortization and accretion	520,901	224,718	934,545	376,582
Selling, general and administrative	786,641	435,491	1,407,037	1,130,066
Loss (gain) on sale of assets	1,312	(3,152)	1,812	(1,866)

Total Costs and Expenses	1,801,451	1,102,061	3,360,777	2,206,850

(LOSS) INCOME FROM OPERATIONS	(296,678)	127,013	(323,743)	(550,130)

OTHER INCOME (EXPENSES)

Interest income	9,786	2,651	13,960	10,042
Other income	-	92,396	-	92,396
Interest expense	(618,355)	(444,522)	(1,354,983)	(920,715)
Gain (loss) on derivative contracts	86,664	(75,624)	191,467	(143,389)

Total Other Expenses	(521,905)	(425,099)	(1,149,556)	(961,666)

NET LOSS BEFORE INCOME TAXES	(818,583)	(298,086)	(1,473,299)	(1,511,796)

INCOME TAXES	-	-	-	-

NET LOSS	$ (818,583)	$ (298,086)	$(1,473,299)	$(1,511,796)

LOSS PER SHARE – BASIC AND DILUTED	$ (0.08)	$ (0.03)	$ (0.14)	$ (0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	10,677,815	10,442,565	10,618,768	10,242,579

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2009
(Unaudited)

	Common Stock		Additional
			Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2008	10,559,065	$ 10,559	$ 5,131,058	$ (750)	$(35,513,055)	$ (372,188)

Shares issued for services	250,000	250	411,125	-	-	411,375

Stock Option Compensation Expense	-	-	158,911	-	-	158,911

Net loss for the six months ended June 30, 2009	-	-	-	-	(1,473,299)	(1,473,299)

Balance, June 30, 2009	10,809,065	$ 10,809	$35,701,094	$ (750)	$ (36,986,354)	$(1,275,201)

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,473,299)	$ (1,511,796)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation, depletion, amortization and accretion	934,545	376,582
Amortization of financing cost and debt discount	268,864	244,157
Share-based compensation	570,286	330,972
Loss (gain) on sale of assets	1,812	(1,866)
(Gain) loss on derivative contract	(191,467)	143,389
Changes in operating assets and liabilities:
Accounts receivable	(1,456,833)	(407,071)
Accounts receivable – related parties	1,200,536	(407,687)
Accounts receivable due from non-operator, net	291,845	797,711
Advances to operator, net	-	548,715
Prepaid expenses and other assets	(68,764)	7,552
Accounts payable and accrued expenses	(832,566)	50,862
Accounts payable – related party	-	(35,972)
Net cash (used) provided by operating activities	(755,041)	135,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in note receivable	(311,440)	-
Proceeds from payments on note receivable	97,211	-
Proceeds from sale of assets	10,200	5,000
Expenditures for oil and gas properties	(2,644,328)	(7,479,647)
Expenditures for property and equipment	(152,986)	(234,235)
Net cash used by investing activities	(3,001,343)	(7,708,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from derivative contracts	353,947	-
Proceeds from notes payable	2,014,586	7,286,854
Payments on notes payable	(52,137)	(42,077)
Net cash provided by financing activities	2,316,396	7,244,777

NET CHANGE IN CASH	(1,439,988)	(328,557)

CASH, BEGINNING OF PERIOD	1,806,008	1,702,373

CASH, END OF PERIOD	$ 366,020	$ 1,373,816

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$ 1,037,729	$ 648,828
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Accrued expenditures for oil and gas	$ 2,536,158	$ 519,789
properties
Increase in asset retirement obligation	$ 2,749	$ 6,711
Revision of asset retirement obligation	$ -	$ 14,282
Common shares issued for stock compensation payable	$ -	$ 516,600

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc., (Trans Energy or the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation.

Nature of Operations and Organization

Trans Energy is an independent energy company engaged in the exploration, development, exploitation and production of oil and natural gas. Its operations are presently focused in the State of West Virginia.

Principles of Consolidation

The consolidated financial statements include Trans Energy and its wholly-owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc, and Tyler Energy, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Asset Retirement Obligations

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

The following is a description of the changes to Trans Energy's asset retirement obligations for the six months ended June 30, 2009:

Asset retirement obligations at beginning of period	$178,954
Liabilities incurred during the period	2,749
Accretion expense	12,107
Asset retirement obligations at end of period	$193,810

Revenue and Cost Recognition

Trans Energy uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Trans Energy had no imbalances as of June 30, 2009 and December 31, 2008. Costs associated with production are expensed in the period incurred. Trans Energy recognizes gas revenues upon delivery of the gas to the customers' pipeline from Trans Energy's pipelines when recorded as received by the customer's meter. Trans Energy recognizes oil revenues when pumped and measured by the customer.

Note Receivables

Note receivables are carried at the expected net realizable value. No allowance for doubtful accounts is deemed necessary based on management's continued assessment of the collectability of debtors.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash. The Company did not have any cash deposits in excess of FDIC insured limits. The Company has not experienced any losses on its deposits of cash.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its asset retirement obligations.

Income Taxes

At June 30, 2009, the Company had net operating loss carry forwards (NOLS) for future years of approximately $36,951,914.  These NOLS will expire at various dates through 2029.  Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

Commitments and Contingencies

The Company operates exclusively in the United States, entirely in West Virginia, in the business of oil and gas acquisition, exploration, development and production. The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices, and the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. The Company’s ability to expand its reserve base and diversify its operations is also dependent upon the Company’s ability to obtain the necessary capital through operating cash flow, borrowings or equity offerings. Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

The Company has natural gas delivery commitments to Dominion Field Services, Inc. Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it will purchase gas at market prices to meet such commitments which will result in a gain or loss for the difference between the delivery commitment price and the price the Company is able to purchase the gas for redelivery (resale) to its customers.

Fair Value of Financial Instruments

Effective January 1, 2008, Trans Energy adopted SFAS No. 157 for financial assets and liabilities. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs and defines valuation techniques used to measure fair value. The hierarchy gives the highest priority to Level 1 inputs and lowest priority to Level 3 inputs. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

Trans Energy believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by Trans Energy on its notes payable approximate market rates.  The fair values of Trans Energy’s Level 2 financial assets consist of derivative assets, which are based on quoted commodity prices of the underlying commodity.  As of June 30, 2009 and December 31, 2008, Trans Energy did not have any Level 1 or 3 financial assets or liabilities.  The following tables summarize fair value measurement information for Trans Energy’s financial assets:

	As of June 30, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$1,077,012	$1,077,012	$-	$1,077,012	$-

	As of December 31, 2008
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$1,217,159	$1,217,159	$-	$1,217,159	$-

New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or SFAS No. 161, which required enhanced disclosures about an entity’s derivative and hedging activities and was intended to improve the transparency of financial reporting.  SFAS No. 161 applies to all derivative instruments, including bifurcated derivative instruments and related hedging items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of this standard do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008.  Trans Energy adopted SFAS No. 161 on January 1, 2009 and it has reflected the impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. SFAS No. 165 will be effective for the Company beginning the third quarter of fiscal 2009. Trans Energy does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public  Accountants (“AICPA”),  Emerging  Issues  Task  Force  (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Trans Energy does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial statements.

NOTE 2 – GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through June 30, 2009 of $36,951,914 and had a stockholders’ deficit of $1,240,761 at June 30, 2009. Revenues during the six months ended June 30, 2009 were not sufficient to cover its operating costs. We expect positive operating cash flow from existing wells and new drilling which will allow us to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing that might be needed to fund operations in the future. Trans Energy’s unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – NOTE RECEIVABLE

Trans Energy holds a promissory note agreement with Warren Drilling Co., Inc., an Ohio Corporation. The purpose of the promissory note was to fund certain drilling equipment necessary to equip the rig for horizontal drilling. An initial advance in the amount of $302,280 was made on December 22, 2008, with a second advance in the amount of $311,440 made on February 4, 2009. The note bears interest in the amount of 6.5% per annum, payable in monthly installments of $27,443 for 24 months. As of June 30, 2009, the outstanding balance was $516,509, of which $304,560 was classified as current. The note is secured by equipment of Warren Drilling, Co., for which an executed security agreement was filed with the promissory note. Trans Energy has evaluated their relationship with Warren Drilling, pursuant to FIN 46(R) Consolidation of Variable Interest Entities, and has determined that Trans Energy does not have a controlling financial interest in Warren Drilling which would require consolidation.

NOTE 4 – OIL AND GAS PROPERTIES

Total additions for oil and gas properties during the six months ended June 30, 2009 and June 30, 2008 were $5,180,487 and $7,999,436, respectively. Trans Energy also incurred $152,986 and $234,235, respectively, for additional property, plant and equipment.

Depreciation, depletion, and amortization expenses on oil and gas properties were $842,210 and $289,905 for the six months ended June 30, 2009 and 2008, respectively. Depreciation, depletion and amortization expenses for non oil and gas properties were $80,228 and $86,677 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 5 – DERIVATIVE AND OTHER HEDGING INSTRUMENTS

Trans Energy entered into derivative commodity price contracts to provide a measure of stability in the cash flows associated with Trans Energy’s oil and gas production and to manage exposure to commodity price fluctuations. Trans Energy does not designate its derivative financial instruments as hedging instruments for financial accounting purposes, and as a result, recognizes the change in the respective instruments’ fair value in earnings.

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

As of June 30, 2009 and December 31, 2008 the natural gas derivative had a total fair value of $327,247 and $285,019, respectively. Current portions consisted of $191,501 and $126,005, respectively.

Oil Derivatives

Trans Energy entered into participating commodity put and call options on crude oil as a costless collar. The oil costless collar is indexed to NYMEX WTI Oil prices. The following table shows the monthly volumes, the floor and ceiling prices.

Start	End	Volume	Floor	Ceiling
Month	Month	BBL/Month	$/BBL	$/BBL
Jul. ‘09	Dec. ‘09	585	$100	$172
Jan. ‘10	Dec. ‘10	488	$100	$172
Jan. ‘11	Dec. ‘11	449	$100	$172

As of June 30, 2009 and December 31, 2008 the oil derivative had a fair value of $749,765 and $932,140, respectively. Current portions consisted of $373,092 and $387,719, respectively.

For the six months ended June 30, 2009, Trans Energy had total gains on the derivative contracts of $213,800, of which $353,947 was a realized gain and $140,147 was an unrealized loss. During the six months ended June 30, 2008, Trans Energy had a total loss on the derivative contracts of $143,389, of which all was unrealized.

Gas Purchase Agreements

Trans Energy has various agreements with Dominion Field Services, Inc. for fixed prices for gas transported through its pipeline. The monthly volume is 10,000 decatherm (“Dth”) per month, and fixed prices vary from $10.57/Dth to $11.36/Dth through April 2012. A decatherm is equal to one MMBTU.

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

During the six months ended June 30, 2008, Trans Energy borrowed $7,286,854 from CIT. During the six months ended June 30, 2009, Trans Energy borrowed $2,000,000 from CIT which increased the total outstanding credit balance to $30,000,000, leaving no available credit facility. The weighted average interest rate on this credit facility on June 30, 2009 was 6.05%. Interest payment due dates are elected at the time of borrowing and range from monthly to six months. Principal payments are due at maturity on June 15, 2010 for all borrowings outstanding on that date. Trans Energy shall have the right at any time to prepay any borrowing in whole or in part, before the date of maturity.

On May 15, 2009, the CIT Capital debt agreement dated June 15, 2007 was again amended to provide Trans Energy additional time to meet various covenants. Trans Energy incurred $75,000 in fees related to this amendment. The $75,000 was recorded as interest expense during the six months ended June 30, 2009.

For the six months ended June 30, 2009, Trans Energy received other loan proceeds of $14,586 for the purchase of property and equipment. The loan has an interest rate of 7.25% and matures on

January 10, 2011. The collateral securing the note includes the related asset purchased.

NOTE 7 – EQUITY

During the six months ended June 30, 2008, Trans Energy issued 630,000 shares of common stock as settlement of the December 31, 2007 stock compensation payable of $516,600 related to the 2007 Long-Term Incentive and Bonus Program.

On January 1, 2008, Trans Energy granted 250,000 shares of common stock to one officer under the terms of his employment agreement. The 250,000 shares vested immediately and were valued at $200,000 using the fair market value of the common stock at the date of grant. The $200,000 was recorded as share-based compensation expense during the three months ended March 31, 2008.

On January 1, 2008, Trans Energy granted 450,000 common stock options to an officer and an employee as part of their two year employment agreements. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $78,972 of share-based compensation expense was recorded during both of the six month periods ended June 30, 2009 and 2008. As of June 30, 2009, $78,972 of share-based compensation expense relating to these options remained to be amortized in future periods.

On January 1, 2008, Trans Energy granted 260,000 shares of common stock to three employees under employment agreements. These shares were valued at $208,000 using the fair market value of the common stock at the date of grant and are being amortized to compensation expense quarterly over two years. Share-based compensation relating to these shares totaled $52,000 for both six month periods ended June 30, 2009 and 2008. As of June 30, 2009, $52,000 of share-based compensation expense relating to these shares remained to be amortized in future periods.

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

During the six months ended June 30, 2009, we recorded $345,000 of share-based compensation related to these shares. As of June 30, 2009, $345,000 of share-based compensation expense relating to these shares remained to be amortized in future periods.

On April 8, 2009, Trans Energy granted 375,000 common stock options to four employees as part of their employment agreements. These options are being amortized to share-based compensation expense quarterly over the vesting period, for which $70,534 of share-based compensation expense was recorded during the six month period ended June 30, 2009. As of June 30, 2009, $211,602 of share-based compensation expense relating to these options remained to be amortized in future periods.

On May 14, 2009, Trans Energy granted 50,000 shares of common stock to one employee under an employment agreement. The 50,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment. These shares were valued at $57,500, using the fair market value of the common stock at the date of grant and are amortized to compensation expense quarterly over one year. During the six months ended June 30, 2009, Trans Energy recorded $14,375 of share-based compensation related to these shares. As of June 30, 2009, $43,125 of share-based compensation expense relating to these shares remained to be amortized in future periods. In addition, Trans Energy also granted 50,000 common stock options to this employee as part of their employment agreement. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $9,405 of share-based compensation expense was recorded during the six month period ended June 30, 2009. As of June 30, 2009, $28,215 of share-based compensation expense relating to these options remained to be amortized in future periods.

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $570,286 and $330,972 for the six months ended June 30, 2009 and 2008, respectively. As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $332,300 and $65,486 for the three months ended June 30, 2009 and 2008, respectively.

NOTE 8 – BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Three Months Ended June 30,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2009	$ 1,389,359	$ 114,251	$ 1,163	$ 1,504,773
	2008	1,078,423	129,818	20,833	1,229,074

Income (loss) from	2009	636,028	(147,257)	(785,449)	(296,678)
operations	2008	596,820	(54,686)	(415,121)	127,013

Interest expense	2009	618,355	--	--	618,355
	2008	444,522	--	--	444,522

Depreciation, depletion,	2009	481,020	39,881	--	520,901
amortization and accretion	2008	201,404	23,314	--	224,718

Property and equipment	2009	1,411,777	108,951	--	1,520,728
acquisitions, including	2008	4,427,830	47,761	--	4,475,591
oil and gas properties

	For the Six Months Ended June 30,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2009	$ 2,756,540	$ 278,302	$ 2,192	$ 3,037,034
	2008	1,397,921	233,305	25,488	1,656,720

Income (loss) from	2009	1,301,358	(220,286)	(1,404,815)	(323,743)
operations	2008	643,485	(108,171)	(1,085,444)	(550,130)

Interest expense	2009	1,354,983	--	--	1,354,983
	2008	920,715	--	--	920,715

Depreciation, depletion,	2009	855,389	79,156	--	934,545
amortization and accretion	2008	334,908	41,674	--	376,582

Property and equipment	2009	5,303,165	30,307	--	5,333,472
acquisitions, including	2008	7,749,992	483,679	--	8,233,671
oil and gas properties

Total assets, net of intercompany accounts:
June 30, 2009		$ 9,136,027	$ 4,408,943	$ --	$ 33,544,970
December 31, 2008		$25,883,993	$ 4,723,290	$ --	$ 30,607,283

Property and equipment acquisitions include accrued amounts and reclassifications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our 2008 Form 10-K. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information.

Our primary focus will continue to be the development of the Marcellus Shale through directional drilling. We believe that our acreage position will allow us to grow organically through low risk drilling in the near term. This position continues to present attractive opportunities to expand our reserve base through field extensions.

We expect to maintain and utilize our technical and operations teams’ knowledge to enhance our growth prospects and reserve potential. We will employ the latest drilling, completion and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells.

We continually review opportunities to acquire producing properties, leasehold acreage and drilling prospects that are in core operating areas.

Results of Operations

Three months ended June 30, 2009 compared to June 30, 2008

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the three months ended June 30, 2009 and 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended
	June 30
	2009	2008

Total revenues	100%	100%
Total costs and expenses	(120%)	(90%)
(Loss) income from operations	(20%)	10%
Total other expenses	(35%)	(35%)
Net loss	(55%)	(25%)

Total revenues of $1,504,773 for the three months ended June 30, 2009 increased $275,699 or 22% compared to $1,229,074 for the three months ended June 30, 2008, primarily due to increased production from new drilling. We focused our efforts during the second quarter of 2009 on our Marcellus Shale horizontal drilling program in Wetzel County, West Virginia. We expect production increases from the drilling program throughout 2009.

Production costs increased $141,809 or 40% in the three months ended June 30, 2009 as compared to the same period for 2008, primarily due to expenses associated with our increase in field production.

Depreciation, depletion, amortization and accretion expense increased $296,183 or 132% in the three months ended June 30, 2009 as compared to the same period for 2008, due to the increase in production as a result of additions of oil and gas properties.

Selling, general and administrative expense increased $351,150, or 81% in the three months ended June 30, 2009 as compared to the same period for 2008, primarily due to the issuance of stock and stock options granted during the quarter.

Interest expense increased $173,833 or 39% in the three months ended June 30, 2009 as compared to the same period for 2008, primarily due to increased borrowings for our drilling.

Our net loss for the second quarter of 2009 was $818,583 compared to net loss of $298,086 for the second quarter of 2008. This increase in net loss is primarily due to an increase in stock-based compensation and depreciation, depletion and amortization during the second quarter of 2009 as compared to 2008.

Six months ended June 30, 2009 compared to June 30, 2008

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the six months ended June 30, 2009 and 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Six Months Ended
	June 30
	2009	2008

Total revenues	100%	100%
Total costs and expenses	(110%)	(133%)
Loss from operations	(10%)	(33%)
Total other expenses	(37%)	(58%)
Net loss	(47%)	(91%)

Total revenues of $3,037,034 for the six months ended June 30, 2009 increased $1,380,314 or 83% compared to $1,656,720 for the six months ended June 30, 2008, primarily due to increased production from new drilling. We focused our efforts during the first six months of 2009 on our Marcellus Shale horizontal drilling program in Wetzel County, West Virginia. We expect production increases from the drilling program throughout 2009.

Production costs increased $409,531 or 67% in the six months ended June 30, 2009 as compared to the same period for 2008, primarily due to expenses associated with our increase in field production.

Depreciation, depletion, amortization and accretion expense increased $557,963 or 149% in the six months ended June 30, 2009 as compared to the same period for 2008, due to the increase in production as a result of additions of oil and gas properties.

Selling, general and administrative expense increased $276,971, or 25% in the six months ended June 30, 2009 as compared to the same period for 2008, primarily due to the issuance of stock and stock options granted during the period.

Interest expense increased $434,268 or 47% in the six months ended June 30, 2009 as compared to the same period for 2008, primarily due to increased borrowings for our drilling program and the $75,000 cost paid for a waiver.

Our net loss for the first six months of 2009 was $1,473,299 compared to net loss of $1,511,796 for the first six months of 2008. This decrease in net loss is primarily due to an increase in production revenue offset by an increase in production costs, depreciation, depletion, amortization and interest expense during the first six months of 2009 as compared to 2008.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At June 30, 2009, we had a working capital deficit of $29,794,596 compared to a surplus of $2,769,435 at December 31, 2008. This decrease in working capital is primarily attributed to the reclassification of notes payable to current and to an increase in accounts payable related to drilling activities.

During the first six months of 2009, net cash used by operating activities was $755,041 compared to net cash provided of $135,548 for the same period of 2008. This increase in negative cash flow from operating activities is primarily due to an increase in accounts receivable from increased production.

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

During the first six months of 2009, net cash used by investing activities was $3,001,343 compared to net cash used of $7,708,882 in 2008. We used $2,644,328 for the purchase of oil and gas properties and $152,986 to purchase property and equipment for the six month period ended June 30, 2009 compared to $7,479,647 for the purchase of oil and gas properties and $234,235 to purchase property and equipment for the six month period ended June 30, 2008.

During the first six months of 2009, net cash provided by financing activities was $2,316,396 compared to $7,244,777 in the same period of 2008. During the six months ended June 30, 2009, we borrowed $2,014,586 and repaid $52,137 in notes payable.

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

Critical accounting policies

We consider accounting policies related to our estimates of proved reserves, accounting for derivatives, share-based payments, accounting for oil and natural gas properties, asset retirement obligations and accounting for income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

Inflation

In the opinion of our management, inflation has not had a material overall effect on our operations.

Recent Events

During the six months ended June 30, 2009, Trans Energy drilled the Hart 28H, a horizontal joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract. Trans Energy also completed the Blackshere 101 in Marion County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale.

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

Item 4T. Controls and Procedures

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

PART II

Item 1. Legal Proceedings

We may be engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our securities holders during the first six months ended June 30, 2009.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

Date: August 12, 2009	By /S/ JAMES K. ABCOUWER______
JAMES K. ABCOUWER
Chief Executive Officer and Director

Date: August 12, 2009	By /S/ LISA A. CORBITT___________
LISA A. CORBITT
Chief Financial Officer