Form 10-Q
period 2009-09-30
TRANS ENERGY INC
filed 2009-11-16
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer [ ]	(Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

__________Class____________	Outstanding as of November 12, 2009
Common Stock, $0.001 par value	10,940,315

Table of Contents

Heading	Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Consolidated Balance Sheets – September 30, 2009 (Unaudited) and

December 31, 2008 (Audited)	3

Consolidated Statements of Operations – Three and Nine Months Ended

September 30, 2009 and 2008 (Unaudited)	5

Consolidated Statement of Stockholders’ Deficit – Nine Months

Ended September 30, 2009 (Unaudited)	6

Consolidated Statements of Cash Flows – Nine Months Ended

September 30, 2009 and 2008 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations	18

Item 4T.	Controls and Procedures	22

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Securities Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures	23

PART I

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	Unaudited	Audited

ASSETS

CURRENT ASSETS

Cash	$ 555,134	$ 1,806,008
Accounts receivable – trade	1,265,495	769,430
Accounts receivable – related parties	18,500	1,233,536
Advance Royalties	84,381	-
Accounts receivable due from non-operator, net	795,649	1,352,681
Note receivable	284,501	138,545
Deferred financing costs - net	160,678	167,429
Derivative assets	497,615	513,724

Total Current Assets	3,661,953	5,981,353

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $424,678 and $311,769, respectively	1,187,817	1,094,970

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	24,593,925	19,799,868
Unproved properties	1,350,058	627,853
Pipelines	4,764,580	4,729,274
Accumulated depreciation, depletion and amortization	(3,792,031)	(2,711,689)

Oil and gas properties, net	26,916,532	22,445,306

OTHER ASSETS

Deferred financing costs, net of amortization of $-0- and $304,399, respectively	-	157,386
Note receivable	135,014	163,735
Derivative assets	108,440	703,435
Advances to operator	9,000	9,000
Other assets	52,098	52,098

Total Other Assets	304,552	1,085,654

TOTAL ASSETS	$ 32,070,854	$ 30,607,283

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2009	2008
	Unaudited	Audited

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable - trade	$ 3,251,165	$ 2,360,076
Accounts payable – related party	2,150	2,150
Accrued expenses	947,830	762,978
Notes payable – current, net of unamortized discount of $226,903 and $0, respectively	29,846,066	86,714

Total Current Liabilities	34,047,211	3,211,918

LONG-TERM LIABILITIES

Notes payable, net of unamortized discount of $0 and $467,932, respectively	39,600	27,588,599
Asset retirement obligations	198,088	178,954

Total Long-Term Liabilities	237,688	27,767,553

Total Liabilities	34,284,899	30,979,471

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized at $0.001 par value; 10,940,315 and 10,559,065 shares issued, respectively, and 10,939,315 and 10,525,815 shares outstanding, respectively	10,940	10,559
Additional paid-in capital	36,033,262	35,131,058
Treasury stock, at cost, 1,000 shares	(750)	(750)
Accumulated deficit	(38,257,497)	(35,513,055)

Total Stockholders' Deficit	(2,214,045)	(372,188)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 32,070,854	$ 30,607,283

See notes to unaudited consolidated financial statements.

                                                                   4

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES	$ 1,111,891	$2,188,071	$ 4,148,925	$ 3,844,791

COSTS AND EXPENSES

Production costs	454,479	570,513	1,471,862	1,178,365
Dry hole costs	-	-	-	94,216
Depreciation, depletion, amortization and accretion	286,363	365,424	1,220,908	742,006
Selling, general and administrative	722,753	404,554	2,129,790	1,534,620
Loss (gain) on sale of assets	(522)	-	1,290	(1,866)

Total Costs and Expenses	1,463,073	1,340,491	4,823,850	3,547,341

(LOSS) INCOME FROM OPERATIONS	(351,182)	847,580	(674,925)	297,450

OTHER INCOME (EXPENSES)

Interest income	13,132	3,046	27,092	13,088
Other income	-	-	-	92,396
Interest expense	(614,122)	(496,457)	(1,969,105)	(1,417,172)
Gain (loss) on derivative contracts	(318,971)	92,528	(127,504)	(50,861)

Total Other Expenses	(919,961)	(400,883)	(2,069,517)	(1,362,549)

NET (LOSS) GAIN BEFORE INCOME TAXES	(1,271,143)	446,697	(2,744,442)	(1,065,099)

INCOME TAXES	-	-	-	-

NET (LOSS) GAIN	$(1,271,143)	$ 446,697	$(2,744,442)	$(1,065,099)

(LOSS) GAIN PER SHARE – BASIC	$ (0.12)	$ 0.04	$ (0.26)	$ (0.10)
(LOSS) GAIN PER SHARE - DILUTED	$ (0.12)	$ 0.04	$ (0.26)	$ (0.10)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	10,809,065	10,475,065	10,682,897	10,320,403
WEIGHTED AVERAGE SHARES OUTSTANDING – DULUTED	10,809,065	12,408,036	10,682,897	10,320,403

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2009
(Unaudited)

	Common Stock		Additional
			Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2008	10,559,065	$ 10,559	$ 35,131,058	$ (750)	$ (35,513,055)	$ (372,188)

Shares issued for services	381,250	381	623,869	-	-	624,250

Stock Option Compensation Expense	-	-	278,335	-	-	278,335

Net loss	-	-	-	-	(2,744,442)	(2,744,442)

Balance, September 30, 2009	10,940,315	$ 10,940	$ 36,033,262	$ (750)	$ (38,257,497)	$ (2,214,045)

See notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,744,442)	$ (1,065,099)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation, depletion, amortization and accretion	1,220,908	742,006
Amortization of financing cost and debt discount	405,161	371,947
Share-based compensation	902,585	396,458
Loss (gain) on sale of assets	1,290	(1,866)
Loss on derivative contract	127,504	50,861
Changes in operating assets and liabilities:
Accounts receivable - trade	(496,065)	(816,414)
Accounts receivable – related parties	1,215,036	(1,215,084)
Accounts receivable due from non-operator, net	557,032	(1,965,855)
Advances to operator, net	-	548,715
Advance royalties and other assets	(84,381)	7,552
Accounts payable and accrued expenses	(1,363,508)	1,318,202
Accounts payable – related party	-	(120,314)
Net cash used by operating activities	(258,880)	(1,748,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable	(311,440)	-
Collections on note receivable	194,205	-
Proceeds from sale of assets	13,700	5,000
Expenditures for oil and gas properties	(3,109,370)	(9,552,264)
Expenditures for property and equipment	(232,018)	(300,632)
Net cash used by investing activities	(3,444,923)	(9,847,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from derivative contracts	483,600	-
Proceeds from notes payable	2,047,274	11,219,574
Payments on notes payable	(77,945)	(65,651)
Net cash provided by financing activities	2,452,929	11,153,923

NET CHANGE IN CASH	(1,250,874)	(442,864)

CASH, BEGINNING OF PERIOD	1,806,008	1,702,373

CASH, END OF PERIOD	$ 555,134	$ 1,259,509

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$ 1,613,831	$ 987,944
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	$ 2,439,449	$ 738,545
Increase in asset retirement obligation	2,749	6,711
Revision of asset retirement obligation	-	14,282
Common shares issued for stock compensation payable	-	516,600

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc., (Trans Energy or the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation.

Nature of Operations and Organization

Trans Energy is an independent energy company engaged in the acquisition, exploration, development, exploitation and production of oil and natural gas. Its operations are presently focused in the State of West Virginia.

Principles of Consolidation

The consolidated financial statements include Trans Energy and its wholly-owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc, and Tyler Energy, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

The following is a description of the changes to Trans Energy's asset retirement obligations for the nine months ended September 30, 2009:

Asset retirement obligations at beginning of period	$178,954
Liabilities incurred during the period	2,749
Accretion expense	16,385
Asset retirement obligations at end of period	$198,088

Revenue and Cost Recognition

Trans Energy uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Trans Energy had no imbalances as of September 30, 2009 and December 31, 2008. Costs associated with production are expensed in the period incurred. Trans Energy recognizes gas revenues upon delivery of the gas to the customers' pipeline from Trans Energy's pipelines when recorded as received by the customer's meter. Trans Energy recognizes oil revenues when pumped and measured by the customer.

Note Receivable

The note receivable is carried at the expected net realizable value. No allowance for doubtful accounts is deemed necessary based on management's continued assessment of the collectability of debtors.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash. At times, amounts may exceed federally insured limits and may exceed reported balances due to outstanding checks. Management does not believe it is exposed to any significant credit risk on cash.

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

Income Taxes

At September 30, 2009, the Company had net operating loss carry forwards (NOLS) for future years of approximately $33,582,000.  These NOLS will expire at various dates through 2029.  Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

Commitments and Contingencies

The Company operates exclusively in the United States, entirely in West Virginia, in the business of oil and gas acquisition, exploration, development, exploitation and production. The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices, and the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. The Company’s ability to expand its reserve base and diversify its operations is also dependent upon the Company’s ability to obtain the necessary capital through operating cash flow, borrowings or equity offerings. Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

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

Fair Value of Financial Instruments

The Financial Accounting Standard Board (“FASB”) established a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs and defines valuation techniques used to measure fair value. The hierarchy gives the highest priority to Level 1 inputs and lowest priority to Level 3 inputs. The three levels of the fair value hierarchy are described below:

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

Trans Energy believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, note receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by Trans Energy on its notes payable approximate market rates.  The fair values of Trans Energy’s Level 2 financial assets consist of derivative assets, which are based on quoted commodity prices of the underlying commodity.  As of September 30, 2009 and December 31, 2008, Trans Energy did not have any Level 1 or 3 financial assets or liabilities.

The following tables summarize fair value measurement information for Trans Energy’s financial assets:

	As of September 30, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$606,055	$606,055	$-	$606,055	$-

	As of December 31, 2008
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$1,217,159	$1,217,159	$-	$1,217,159	$-

New Accounting Standards

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 5 – Derivative and Other Hedging Instruments.

FASB ASC Topic 855, “Subsequent Events.” New authoritative guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC

Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on its financial statements.

Trans Energy does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial statements.

NOTE 2 – GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through September 30, 2009 of $38,257,497. At September 30, 2009, Trans Energy had a stockholders’ deficit of $2,214,045 and a working capital deficit of $30,385,258, including its note payable which is due in June 2010. Revenues during the nine months ended September 30, 2009 were not sufficient to cover its operating costs. We expect positive operating cash flow from existing wells and new drilling which will allow us to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing that might be needed to fund operations in the future. Trans Energy’s unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – NOTE RECEIVABLE

Trans Energy holds a promissory note agreement with Warren Drilling Co., Inc., an Ohio Corporation. The purpose of the promissory note was to fund certain drilling equipment necessary to equip the rig for horizontal drilling. An initial advance in the amount of $302,280 was made on December 22, 2008, with a second advance in the amount of $311,440 made on February 4, 2009. The note bears interest in the amount of 6.5% per annum, payable in monthly installments of $27,443 for 24 months. As of September 30, 2009, the outstanding balance was $419,515, of which $284,501 was classified as current. The note is secured by equipment of Warren Drilling, Co., for which an executed security agreement was filed with the promissory note. Trans Energy has evaluated their relationship with Warren Drilling and has determined that Trans Energy does not have a controlling financial interest in Warren Drilling which would require consolidation.

NOTE 4 – OIL AND GAS PROPERTIES

Total additions for oil and gas properties during the nine months ended September 30, 2009 and September 30, 2008 were $5,548,819 and $10,290,809, respectively. Trans Energy also incurred $232,018 and $300,632, respectively, for additional property, plant and equipment.

Depreciation, depletion, and amortization expenses on oil and gas properties were $1,080,342 and $618,791 for the nine months ended September 30, 2009 and 2008, respectively. Depreciation, depletion and amortization expenses for non oil and gas properties were $124,181 and $103,585 for the nine months ended September 30, 2009 and 2008, respectively.

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

			Average
Start	End	Volume	Floor
Month	Month	MMBTU/Month	$/MMBTU
Oct. ‘09	Dec. ‘09	6,370	$ 7.350
Jan. ‘10	Dec. ‘10	5,560	$ 7.350
Jan. ‘11	Dec. ‘11	5,244	$ 7.350

As of September 30, 2009 and December 31, 2008 the natural gas derivative had a total fair value of $246,527 and $285,019, respectively. Current portions consisted of $138,087 and $126,005, respectively.

Oil Derivatives

Trans Energy entered into participating commodity put and call options on crude oil as a costless collar. The oil costless collar is indexed to NYMEX WTI Oil prices. The following table shows the monthly volumes, the floor and ceiling prices.

Start	End	Volume	Floor	Ceiling
Month	Month	BBL/Month	$/BBL	$/BBL
Oct. ‘09	Dec. ‘09	585	$100	$172
Jan. ‘10	Dec. ‘10	488	$100	$172
Jan. ‘11	Dec. ‘11	449	$100	$172

As of September 30, 2009 and December 31, 2008 the oil derivative had a fair value of $359,528 and $932,140, respectively. Current portions consisted of $179,129 and $387,719, respectively.

For the nine months ended September 30, 2009, Trans Energy had total losses on the derivative contracts of $127,504, of which $483,600 was a realized gain and $611,104 was an unrealized loss. During the nine months ended September 30, 2008, Trans Energy had a total loss on the derivative contracts of $50,861, of which all was unrealized.

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

During the nine months ended September 30, 2008, Trans Energy borrowed $11,286,854 from CIT. During the nine months ended September 30, 2009, Trans Energy borrowed $2,000,000 from CIT which increased the total outstanding credit balance to $30,000,000, leaving no available credit facility. The weighted average interest rate on this credit facility on September 30, 2009 was 6.05%. Interest payment due dates are elected at the time of borrowing and range from monthly to six months. Principal payments are due at maturity on June 15, 2010 for all borrowings outstanding on that date. Trans Energy shall have the right at any time to prepay any borrowing in whole or in part, before the date of maturity.

On May 15, 2009, the CIT Capital debt agreement dated June 15, 2007 was again amended to provide Trans Energy additional time to meet various covenants. Trans Energy incurred $75,000 in fees related to this amendment. The $75,000 was recorded as interest expense during the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, Trans Energy received other loan proceeds of $47,274 for the purchase of property and equipment. These loans have interest rates ranging from 6.5% to 7.85% and vary in terms from 24 to 36 months. The collateral securing the notes include the related assets purchased.

NOTE 7 – EQUITY

During the nine months ended September 30, 2008, Trans Energy issued 630,000 shares of common stock as settlement of the December 31, 2007 stock compensation payable of $516,600 related to the 2007 Long-Term Incentive and Bonus Program.

On January 1, 2008, Trans Energy granted 250,000 shares of common stock to one officer under the terms of his employment agreement. The 250,000 shares vested immediately and were valued at $200,000 using the fair market value of the common stock at the date of grant. The $200,000 was recorded as share-based compensation expense during the three months ended March 31, 2008.

On January 1, 2008, Trans Energy granted 450,000 common stock options to an officer and an employee as part of their two year employment agreements. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $118,457 of share-based compensation expense was recorded during both of the nine month periods ended September 30, 2009 and 2008. As of September 30, 2009, $39,486 of share-based compensation expense relating to these options remained to be amortized in future periods.

On January 1, 2008, Trans Energy granted 260,000 shares of common stock to three employees under employment agreements. These shares were valued at $208,000 using the fair market value of the common stock at the date of grant and are being amortized to compensation expense quarterly over two years. Share-based compensation relating to these shares totaled $78,000 for both nine month periods ended September 30, 2009 and 2008. As of September 30, 2009, $26,000 of share-based compensation expense relating to these shares remained to be amortized in future periods.

On January 1, 2009, Trans Energy granted 345,000 shares of common stock to four employees under employment agreements. The 345,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment. These shares were valued at $690,000 using the fair market value of the common stock at the date of grant and are amortized to compensation expense quarterly over one year. During the nine months ended September 30, 2009, we recorded $517,500 of share-based compensation related to these shares. As of September 30, 2009, $172,500 of share-based compensation expense relating to these shares remained to be amortized in future periods.

On April 8, 2009, Trans Energy granted 375,000 common stock options to four employees as part of their employment agreements. These options are being amortized to share-based compensation expense quarterly over the vesting period, for which $141,068 of share-based compensation expense was recorded during the nine month period ended September 30, 2009. As of September 30, 2009, $141,068 of share-based compensation expense relating to these options remained to be amortized in future periods.

On May 14, 2009, Trans Energy granted 50,000 shares of common stock to one employee under an employment agreement. The 50,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment. These shares were valued at $57,500, using the fair market value of the common stock at the date of grant and are amortized to compensation expense quarterly over one year. During the nine months ended September 30, 2009, Trans Energy recorded $28,750 of share-based compensation related to these shares. As of September 30, 2009, $28,750 of share-based compensation expense relating to these shares remained to be amortized in future periods. In addition, Trans Energy also granted 50,000 common stock options to this employee as part of their employment agreement. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $18,810 of share-based compensation expense was recorded during the nine month period ended September 30, 2009. As of September 30, 2009, $18,810 of share-based compensation expense relating to these options remained to be amortized in future periods.

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $902,585 and $396,457 for the nine months ended September 30, 2009 and 2008, respectively. As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $332,299 and $65,485 for the three months ended September 30, 2009 and 2008, respectively.

NOTE 8 – SUBSEQUENT EVENTS

On November 1, 2009, CIT Group filed for protection under Chapter 11 a prepackaged plan for reorganization. None of CIT’s operating subsidiaries, including CIT bank, were included in the bankruptcy filing and CIT expects to continue to serve its customers during court proceedings. We are unsure at this time how this will affect the Company’s current financing agreement or any future refinancing.

On October 6, the Board approved a plan to satisfy an immediate cash need of $1,250,000 to settle a disputed invoice for drilling services.  The invoice had been held without payment for several months due to a dispute over its amount.  The company negotiated a settlement at a reasonable level and less than the amount previously accrued on October 8.  In order to raise the funds for this settlement transaction, interest in 5 shallow wells determined to be non-strategic to the company were sold to one member of senior management.  In addition, 3 members of the Board extended 60-day bridge loans to the company.

NOTE 9 – BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Three Months Ended September30,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2009	$ 1,053,006	$ 51,004	$ 7,881	$ 1,111,891
	2008	1,838,185	308,898	40,988	2,188,071

Income (loss) from	2009	546,119	(182,399)	(714,902)	(351,182)
operations	2008	1,133,100	77,574	(363,094)	847,580

Interest expense	2009	614,122	--	--	614,122
	2008	496,457	--	--	496,457

Depreciation, depletion,	2009	245,732	40,631	--	286,363
amortization and accretion	2008	341,645	23,779	--	365,424

Property and equipment	2009	444,386	--	--	444,386
acquisitions, including	2008	2,271,365	(183,047)	--	2,088,318
oil and gas properties

	For the Nine Months Ended September30,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2009	$ 3,809,546	$ 329,306	$ 10,073	$ 4,148,925
	2008	3,236,106	542,203	66,482	3,844,791

Income (loss) from	2009	1,847,477	(402,685)	(2,119,717)	(674,925)
operations	2008	1,776,585	(30,597)	(1,448,527)	297,450

Interest expense	2009	1,969,105	--	--	1,969,105
	2008	1,417,172	--	--	1,417,172

Depreciation, depletion,	2009	1,101,121	119,787	--	1,220,908
amortization and accretion	2008	676,553	65,453	--	742,006

Property and equipment	2009	5,747,551	30,307	--	5,777,858
acquisitions, including	2008	8,813,719	300,632	--	9,114,351
oil and gas properties

Total assets, net of intercompany accounts:
September 30, 2009		$ 28,402,594	$ 3,668,260	$ --	$ 32,070,854
December 31, 2008		$ 25,883,993	$ 4,723,290	$ --	$ 30,607,283

Property and equipment acquisitions include accrued amounts and reclassifications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three months ended September 30, 2009 compared to September 30, 2008

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the three months ended September 30, 2009 and 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Three Months Ended
September 30,
2009__________2008

Total revenues	100%	100%
Total costs and expenses	(132%)	(61%)
(Loss) income from operations	(32%)	39%
Total other expenses	(82%)	(19%)
Net (loss) income	(114%)	20%

Total revenues of $1,111,891 for the three months ended September 30, 2009 decreased $1,076,180 or 50% compared to $2,188,071 for the three months ended September 30, 2008, primarily due to a decrease in commodity prices. We focused our efforts during the third quarter of 2009 on our Marcellus Shale horizontal drilling program in Wetzel County, West Virginia. We expect production increases from the drilling program throughout 2009.

Production costs decreased $116,034 or 20% in the three months ended September 30, 2009 as compared to the same period for 2008, primarily due to an overall decline in prices for industry services.

Depreciation, depletion, amortization and accretion expense decreased $79,061 or 22% in the three months ended September 30, 2009 as compared to the same period for 2008, primarily due to a decrease in our asset depreciation base.

Selling, general and administrative expense increased $318,199 or 79% in the three months ended September 30, 2009 as compared to the same period for 2008, primarily due to the issuance of stock and stock options granted during the period.

Interest expense increased $117,665 or 24% in the three months ended September 30, 2009 as compared to the same period for 2008, primarily due to an increase in utilization of our borrowing base.

Our net loss for the third quarter of 2009 was $1,271,143 compared to net income of $446,697 for the third quarter of 2008. This increase in net loss is primarily due to the overall decline in commodity prices, an increase in stock-based compensation, and our loss on derivatives during the third quarter of 2009 as compared to 2008.

Nine months ended September 30, 2009 compared to September 30, 2008

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the nine months ended September 30, 2009 and 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Nine Months Ended
September 30,
2009___________2008

Total revenues	100%	100%
Total costs and expenses	(116%)	(92%)
(Loss) income from operations	(16%)	8%
Total other expenses	(50%)	(36%)
Net loss	(66%)	(28%)

Total revenues of $4,148,925 for the nine months ended September 30, 2009 increased $304,134 or 8% compared to $3,844,791 for the nine months ended September 30, 2008, primarily due to an increase in production volumes. We focused our efforts during the first nine months of 2009 on our Marcellus Shale horizontal drilling program in Wetzel County, West Virginia. We expect production increases from the drilling program throughout 2009.

Production costs increased $293,497 or 25% in the nine months ended September 30, 2009 as compared to the same period for 2008, primarily due to expenses associated with our increase in field production.

Depreciation, depletion, amortization and accretion expense increased $478,902 or 65% in the nine months ended September 30, 2009 as compared to the same period for 2008, due to the increase in production as a result of additions of oil and gas properties.

Selling, general and administrative expense increased $595,170 or 39% in the nine months ended September 30, 2009 as compared to the same period for 2008, primarily due to the issuance of stock and stock options granted during the period.

Interest expense increased $551,933 or 39% in the nine months ended September 30, 2009 as compared to the same period for 2008, primarily due to increased borrowings for our drilling program and the $75,000 cost paid for a waiver.

Our net loss for the first nine months of 2009 was $2,744,442 compared to net loss of $1,065,099 for the first nine months of 2008. This increase in net loss is primarily due to the issuance of stock and stock options granted, as well as an increase in depreciation, depletion, accretion and interest expense during the first nine months of 2009 as compared to 2008.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At September 30, 2009, we had a working capital deficit of $30,385,258 compared to a surplus of $2,769,435 at December 31, 2008. This decrease in working capital is primarily attributed to the reclassification of notes payable to current and to an increase in accounts payable related to drilling activities.

During the first nine months of 2009, net cash used by operating activities was $258,880 compared to $1,748,891 for the same period of 2008. This increase in cash flow from operating activities is primarily due to an increase in accounts receivable from non-operator.

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

During the first nine months of 2009, net cash used by investing activities was $3,444,923 compared to net cash used of $9,847,896 in 2008. We used $3,109,370 for the purchase of oil and gas properties and $232,018 to purchase property and equipment for the nine month period ended September 30, 2009 compared to $9,552,264 for the purchase of oil and gas properties and $300,632 to purchase property and equipment for the nine month period ended September 30, 2008.

During the first nine months of 2009, net cash provided by financing activities was $2,452,929 compared to $11,153,923 in the same period of 2008. During the nine months ended September 30, 2009, we borrowed $2,047,274 and repaid $77,945 in notes payable.

We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Wetzel, Marion and Doddridge Counties, West Virginia and new transportation of gas for third parties on our 6-inch pipeline located in West Virginia. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities, sale of assets, or through an increase in the available credit facility with CIT Capital. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms.

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

Recent Events

During the nine months ended September 30, 2009, Trans Energy drilled the Hart 28H, a horizontal joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract. Trans Energy also completed the Blackshere 101 in Marion County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale.

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

During the period ended, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No matters were submitted to a vote of our securities holders during the first nine months ended September 30, 2009.

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

TRANS ENERGY, INC.

Date: November 16, 2009	By /S/ JAMES K. ABCOUWER______
JAMES K. ABCOUWER
Chief Executive Officer and Director

Date: November 16, 2009	By /S/ LISA A. CORBITT__________
LISA A. CORBITT
Chief Financial Officer