Form 10-K
period 2009-12-31
TRANS ENERGY INC
filed 2010-03-31
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23530

TRANS ENERGY, INC.

-----------------------------------------------------------------

(Exact name of registrant as specified in its charter)

Nevada 93-0997412

---------------------------------------------------------------

(State or other jurisdiction (I.R.S. Employer

of incorporation or organization) Identification No.)

210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170

(Address of principal executive offices)

Registrant's telephone no., including area code: (304) 684-7053

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was $4,552,506 (based on price of $1.25 per share).

The number of shares outstanding of each of the issuer's classes of common equity, as of March 30, 2010, was 12,518,578.

TRANS ENERGY, INC.

Table of Contents

Page

PART I

Item 1.	Business	4

Item 1A.	Risk Factors	7

Item 2.	Properties	11

Item 3.	Legal Proceedings	13

Item 4.	(Removed and Reserved)	13

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	13

Item 6.	Selected Financial Data	14

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 8.	Consolidated Financial Statements and Supplementary Data	19

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20

Item 9A.	Controls and Procedures	20

Item 9B.	Other Information	21

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	21

Item 11.	Executive Compensation	23

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23

Item 13.	Certain Relationships and Related Transactions and Director Independence	24

Item 14.	Principal Accounting Fees and Services	25

PART IV

Item 15.	Exhibits and Financial Statement Schedules	27

Signatures	28

PART I

Item 1 Business

History

Trans Energy, Inc. is engaged in the acquisition, exploration, development and production of natural gas and oil, and, to a lesser extent, the marketing and transportation of natural gas. We own interests in and operate approximately 300 oil and gas wells in West Virginia. We also own and operate an aggregate of 19 miles of 4-inch and 6-inch gas transmission lines located within West Virginia in the counties of Marion, Doddridge, Ritchie, Wetzel and Tyler. We also have approximately 39,669 gross acres under lease in West Virginia primarily in the counties of Wetzel, Marshall, Marion, and Doddridge.

Our principal executive offices are located at 210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170, and our telephone number is (304) 684-7053.

Recent Events

During the year ended December 31, 2009, Trans Energy drilled the Hart 28H, a horizontal joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract. Trans Energy also completed the Blackshere 101 in Marion County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale.

Drilling began on November 17, 2009 on the Whipkey 1H, a horizontal joint venture well with Republic Partners in Marshall County, West Virginia that will be drilled and completed horizontally in the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract.

Drilling began on December 7, 2009 on the Whipkey 2H, a horizontal joint venture well with Republic Partners in Marshall County, West Virginia that will be drilled and completed horizontally in the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract.

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

The Company has been an oil and gas developer for more than twenty years, but began a more aggressive focus on development and growth in early 2006. At that time, the Company reorganized with a new CEO and installed a new controller. In addition, we began an effort to leverage the company's acreage and reserves to fund development, and have drilled more than 30 wells since early 2006 and significantly increased production and reserves. During late 2007, we redirected our focus from shallow drilling to drilling exclusively in the Marcellus Shale. Management intends to continue to develop and increase the production from oil and natural gas properties that we currently own. We will continue to transport and market natural gas through our pipelines.

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

We will continue to transport and market natural gas through our various pipelines in 2010. Transportation revenue in 2010 will probably be less than 2009 due to the sale of a significant pipeline.

Marketing

We operate exclusively in the oil and gas industry. Natural gas production from wells owned by us is generally sold to various intrastate and interstate pipeline companies and natural gas marketing companies. Sales are generally made under short-term delivery contracts at market prices. These prices fluctuate with natural gas contracts as posted in national publications and on the New York Mercantile Exchange.

Natural gas delivered through Trans Energy's pipeline network is sold either to Sancho Oil and Gas Corporation (“Sancho”), a company controlled by the Vice President of Trans Energy, at the industrial facilities near Sistersville, West Virginia, or to Dominion Gas, a local utility company, on an on-going basis at a variable price per month per Mcf. Under its contract with Sancho, Trans Energy has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby Trans Energy receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho. The amount paid to Sancho under this agreement was approximately $3,000 in 2009 and approximately $5,000 in 2008.

The majority of our natural gas is sold to Dominion and its subsidiaries, East Resources, or Equitable Gas.

We sell our oil production to third party purchasers under agreements at posted field prices. These third parties purchase the oil at the various locations where the oil is produced and haul it via truck.

Competition

We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of the Appalachian Basin and elsewhere competing for customers. Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources, sometimes enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. We are more of a regional operator, and have the traditional competitive strengths of one, including long established contacts and in-depth knowledge of the local geography. Additionally, there is increasing competition from other fuel choices to supply the energy needs of consumers and industry. There is also the possibility that future energy-related legislation and regulations may impact competitive conditions. Management believes that there exists a viable market place for smaller producers of natural gas and oil and for operators of smaller natural gas transmission systems. If that situation were to change, management believes the Company would command a competitive price if it became part of a larger company.

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

There is a growing concern that future federal legislation may address emissions such as greenhouse gasses that are perceived to present an endangerment to human health and the environment. Such new legislation and regulations could result in the creation of additional costs in the form of taxes, restrictions of output and the investments of additional capital to maintain compliance with laws and regulations. Compliance with new laws and regulations could significantly increase operating costs, reduce demand for our products, impact the cost and availability of capital and increase our exposure to litigation. New legislation could also focus on increasing demand for less carbon intensive energy sources, which could adversely affect demand for the natural gas and oil we market. The implementation of new laws and regulations remains uncertain as do the ultimate impact to our operating costs and business.

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

Employees

As of the end of our fiscal year on December 31, 2009, we employed twenty-five full-time employees, consisting of six executives and managers, five marketing, lease acquisition and clerical persons, and fourteen field operations employees.

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

We have a history of losses and may realize future losses

Our revenues decreased approximately 1% during the fiscal year ended December 31, 2009. Accordingly, we may not achieve, or subsequently maintain profitability if anticipated revenues do not increase in the future. We have experienced operating losses, negative cash flow from operations and net losses in most quarterly and annual periods for the past several years. As of December 31, 2009, our net operating loss carryforward was approximately $35 million and our accumulated deficit was approximately $39 million. We expect to continue to incur significant expenses in connection with exploration and development of new and existing properties.

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

As of December 31, 2009, we had a working capital deficit of approximately $25 million. This deficit in working capital is primarily attributed to the reclassification of notes payable to current. If our business does not produce positive working capital in the future, our business and financial condition would most likely be materially and negatively impacted.

On June 22, 2007 Trans Energy finalized a financing agreement with CIT Capital USA Inc. Trans Energy gave CIT Capital USA Inc. a promissory note for all borrowings under the terms of the agreement. Principal payments are due at maturity on June 15, 2010 for all borrowings outstanding on that date. It may be necessary for us to seek refinancing, which may not be available on terms as favorable to us, or at all.

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

Quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could significantly decline which may cause the value of your investment to decline. Some of the factors that could affect quarterly or annual operating results or impact the market price of our common stock include:

*	our ability to develop properties and to market our oil and gas;
*	the timing and amount of, or cancellation or rescheduling of, orders for our oil and gas;
*	our ability to retain key management, sales and marketing and engineering personnel;
*	a decrease in the prices of oil and gas; and
*	changes in costs of exploration or marketing of oil and gas.

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

Future environmental legislation related to climate change

Because of growing concern over risks related to climate change, Congress has adopted or is considering the adoption of regulatory frameworks to reduce greenhouse gas emissions. Prospective legislation includes possible cap and trade regimes, carbon taxes, increased efficiency standards and incentives or mandates for renewable energy. New laws and regulations could not only make our products more expensive, but also reduce demand for hydrocarbon products. Such current and pending regulations may also increase operating costs and our compliance costs, such as for enhanced monitoring of emissions.

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

Item 2 Properties

Our properties consist of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia. Our proved reserves as of December 31, 2009 and 2008 are set forth below:

	As of December 31
	2009			2008		2007
		Natural			Natural		Natural
	Oil	Gas	NGLs	Oil	Gas	Oil	Gas
	(BBL)	(MCF)	(BBL)	(BBL)	(MCF)	(BBL)	(MCF)
Developed Producing	158,545	5,002,525		199,596	5,861,734	178,415	4,440,834
Developed Non-Producing	-	1,562,532		209,588	2,348,857	424,567	2,550,191
Proved Undeveloped	55,152	34,726,230	385,812	-	9,124,721	1,534,979	15,835,711

Total Proved	213,697	41,291,287	385,812	409,184	17,335,312	2,137,961	22,826,736

The estimates for 2009 are based upon the reports of Wright and Company, Inc., independent petroleum consultants. The estimates for 2008 are based upon the reports of Schlumberger Technology Corporation, independent petroleum consultants. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2009. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Effective for the year end 2009, Securities and Exchange Commission ("SEC") reporting rules require that year-end reserve calculations and future cash inflows be based on the simple average of the first day of the month price for the previous twelve month period. The benchmark prices for 2009 used in the above table were $4.13 per MMBTU and $61.18 per BBL. The prices used for 2008 were based on the spot price at December 31, 2008 of $5.71 per MMBTU and $44.60 per BBL.

Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the SEC in 2009 and 2008. See Note 15, Supplementary Information on Oil and Gas Producing Activities included as part of our consolidated financial statements.

Productive Gas Wells

The following table summarizes the total number of wells and undrilled locations to which proved developed reserves and proved undeveloped reserves, respectively, are attributed. Wells are shown on a gross basis.

	As of December 31,
	2009		2008
		Natural		Natural
	Oil	Gas	Oil	Gas
Producing Wells	5	183	2	189
Non-producing Wells	1	117	1	110
Undrilled Well Locations	-	26	-	20
Total Wells and Well Locations	6	326	3	319

The following table summarizes the Company's productive oil and gas wells in which we owned an interest as of December 31, 2009 and 2008. Productive wells are wells that are capable of producing natural gas or oil.

Productive Wells (a)
Oil__________Gas_________Drilling Wells (b)
2009
Gross	6	300	2
Net	6	298	1

2008
Gross	3	299	2
Net	3	297	1

a)	Includes active wells and wells temporarily shut-in.
b)	Consists of exploratory and development wells.

Oil and Gas Acreage

The following table summarizes our gross and net developed and undeveloped oil and gas acreage under lease as of December 31, 2009 and 2008.

Developed Acres_____Undeveloped Acres_________ Total________
Gross____	Net___ __ Gross___	Net_____	Gross	____ ____Net__
West Virginia:
2009	21,569	14,619	18,100	9,299	39,669	23,918
2008	19,867	19,867	9,562	9,562	29,429	29,429

The following table sets forth certain information regarding production volumes, revenue, average prices received and average production costs associated with our sales of oil and natural gas for the periods noted.

________Year Ended December 31,_________

________2009____________2008___________

Net Production:
Oil (Bbl)	18,648	15,158
Natural Gas (Mcf)	640,709	326,074
Natural Gas Equivalent (Mcfe)	752,597	417,022

Oil and Natural Gas Sales:
Oil	$906,489	$1,259,079
Natural Gas	3,886,353	3,252,013
Total	$4,792,842	$4,511,692

Average Sales Price:
Oil ($ per Bbl)	$48.61	$83.06
Natural Gas ($ per Mcf)	$ 6.07	$ 9.98

Natural Gas Equivalent ($ per Mcfe)	$ 6.37	$10.82

Oil and Natural Gas Costs:
Lease operating expenses	$1,872,739	$1,549,672

Average production cost per Mcfe	$2.92	$3.72

It is our intention to purchase assets and/or property for the purpose of enhancing our primary business operations. We are not limited as to the percentage amount of our assets we may use to purchase any additional assets or properties.

Facilities

We currently occupy approximately 4,000 square feet of office space in St. Marys, West Virginia, which we share with our subsidiaries, Tyler Construction Company and Ritchie County Gathering Systems. We lease this space from an unaffiliated third party under a verbal arrangement for $1,400 per month, inclusive of utilities.

In addition, we currently occupy approximately 2,000 square feet of office space in Parkersburg, West Virginia, which we share with our subsidiaries, Tyler Construction Company and Ritchie County Gathering Systems. This office is dedicated to our financial operations. We lease this space from an unaffiliated third party under a written lease agreement for $1,450 per month, inclusive of utilities.

Item 3 Legal Proceedings

We were engaged in a civil action suit with Whipstock Natural Gas Services, LLC regarding an invoice dispute for drilling services. On March 11, 2010 the Company signed a settlement agreement and paid the sum of $225,000 for the mutual release of all claims. We have accrued for this amount as of December 31, 2009.

We may be engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 4 (Removed and Reserved)

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the symbol TENG. Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTC Bulletin Board for the past two fiscal years.

High________Low

2009

First Quarter	$2.10	$0.85
Second Quarter	$1.50	$0.85

Third Quarter	$1.25	$0.60
Fourth Quarter	$2.05	$0.60

2008

First Quarter	$0.85	$0.72
Second Quarter	$2.95	$0.70
Third Quarter	$2.65	$2.00
Fourth Quarter	$2.40	$1.40

As of March 31, 2010, there were approximately 424 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts. We estimate there to be approximately 3,000 such shareholders.

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

Business Strategy

Trans Energy is an independent energy company engaged in the acquisition, exploration, development, and production of natural gas and crude oil properties, with interests in West Virginia. The Company completed a major financing in 2007 and executed a major increase in development activity and leasehold acquisitions during the years ended December 31, 2009 and 2008. In addition, we had good success in our drilling program, adding both natural gas and crude oil reserves to the Company's proved reserve base. Furthermore, the Company established major interconnects with interstate pipelines to allow increased access to the market. The Company's significant overall increase in reserves has greatly increased the present value of our forecasted cash flows.

We intend to focus our development and exploration efforts in our West Virginia properties and utilize our attractive opportunities to expand our reserve base through continuing to drill higher risk/higher reward exploratory and development drilling in the Marcellus Shale for 2010 and beyond. We will evaluate our properties on a continuous basis in order to optimize our existing asset base. We plan to employ the latest drilling, completion and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells. We believe that our extensive acreage position will allow us to grow through low risk drilling in the near term.

In summary, our strategy is to increase our oil and gas reserves and production while keeping our development costs and operating costs as low as possible. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. Success of this strategy is contingent on various risk factors, as discussed elsewhere in this Form 10-K.

The implementation of our strategy requires that we continually incur significant capital expenditures in order to replace current production and find and develop new oil and gas reserves. In order to finance our capital and exploration program, we depend on cash flow from operations or bank debt and equity offerings as discussed below in Liquidity and Capital Resources.

Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the two most recent fiscal years ended December 31, 2009 and 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Fiscal Year Ended
December 31,
2009	2008
___________________

Total revenues .................................................................................	100%	100%
Total costs and expenses .................................................................	(143%)	(90%)
Income (loss) from operations ..........................................................	(43%)	10%
Other expense .................................................................................	(18%)	(13%)
Net loss...........................................................................................	(61%)	(3%)

Total revenues of $5,249,572 for the year ended December 31, 2009 decreased $58,013 or 1% compared to $5,307,585 for the year ended December 31, 2008. Although production increased as a result of new drilling, lower prices for oil and natural gas caused this decrease in total revenues. We focused our efforts during 2009 on the implementation of our drilling program in Wetzel and Marshall Counties, West Virginia. We expect more aggressive production increases from the drilling program throughout 2010.

Production costs increased $323,067 or 21% for 2009 as compared to 2008, primarily due to expenses associated with our increase in field production.

Depreciation, depletion, amortization and accretion expense increased $1,672,876 or 156% for 2009 as compared to 2008, due to the increase in production, additions of oil and gas properties and lower oil and natural gas prices used to value reserves.

Selling, general and administrative expenses increased $849,444 or 41% for 2009 as compared to 2008, primarily due to an increase in stock compensation awards.

Our loss from operations for 2009 was $2,283,364 compared to income of $525,820 for 2008. This decrease is due to increases in depreciation, depletion, amortization and accretion, and selling, general and administrative expenses for the year ended December 31, 2009 as compared to 2008.

Interest expense increased $504,759 or 25% for 2009 as compared to 2008, primarily due to an increase in our borrowing base and related fees of $100,000.

Our loss on derivative contracts was $252,327 for 2009 compared to a gain of $1,099,174 for 2008. This loss was primarily due to a recovery of commodities prices throughout 2009, as well as the decrease in the remaining term of the derivative contracts.

Gain on sale of assets increased $1,825,904 for 2009 as compared to 2008 as a result of the sale of certain pipeline assets.

We have accumulated approximately $35 million of net operating loss carryforwards as of December 31, 2009, which may be offset against future tax obligations through 2029. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there would be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2009 because the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At December 31, 2009, we had a working capital deficit of $25,437,795 compared to a working capital surplus of $2,769,435 at December 31, 2008. This decrease in working capital is primarily attributed to the reclassification of notes payable to current as the amount is due in full on June 15, 2010.

During 2009, net cash provided by operating activities was $193,771 compared to net cash used of $833,763 in 2008. This increase in cash flow from operating activities is primarily due to a decrease in production and non-operator accounts receivables offset by a decrease in accounts payable.

We expect our cash flow provided by operations for 2010 to increase because of higher projected production from the drilling program and acquisitions, combined with steady operating, general and administrative, interest and financing costs per Mcfe.

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

During 2009, net cash used by investing activities was $841,219 compared to net cash used of $12,254,556 in 2008. We used $5,904,905 for the purchase of oil and gas properties and $229,893 to purchase property and equipment for the year ended December 31, 2009 compared to $11,384,690 for the purchase of oil and gas properties and $572,586 to purchase property and equipment for the year ended December 31, 2008.

During 2009, net cash provided by financing activities was $3,443,610 compared to $13,191,954 in 2008. In 2009, we borrowed $2,047,274, net of financing cost and cash discount compared to $13,219,579 in 2008. We also borrowed $928,858 from related parties in 2009.

We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Wetzel, Marshall, Marion and Doddridge Counties, West Virginia. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms.

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

Recent Events

During the year ended December 31, 2009, Trans Energy drilled the Hart 28H, a horizontal joint venture well with Republic Partners in Wetzel County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract. Trans Energy also completed the Blackshere 101 in Marion County, West Virginia to an approximate total depth of 7,500 feet, with the primary target being the Marcellus Shale.

Drilling began on November 17, 2009 on the Whipkey 1H, a horizontal joint venture well with Republic Partners in Marshall County, West Virginia that will be drilled and completed horizontally in the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract.

Drilling began on December 7, 2009 on the Whipkey 2H, a horizontal joint venture well with Republic Partners in Marshall County, West Virginia that will be drilled and completed horizontally in the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract.

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

Critical accounting policies

We consider accounting policies related to our estimates of proved reserves, accounting for derivatives, share-based payments, accounting for oil and natural gas properties, asset retirement obligations and accounting for income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in Note 1 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

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

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009.

In December 2008, the SEC announced that it had approved revisions to its oil and gas reporting disclosures. The new disclosure requirements include provisions that:

•	Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources.
•

Require companies to report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end prices.

•	Permit companies to disclose their probable and possible reserves on a voluntary basis. In the past, proved reserves were the only reserves allowed in the disclosures.
•	Require companies to provide additional disclosure regarding the aging of proved undeveloped reserves.

•	Permit the use of reliable technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.
•	Replace the existing “certainty” test for areas beyond one offsetting drilling unit from a productive well with a “reasonable certainty” test.
•

Require additional disclosures regarding the qualifications of the chief technical person who oversees the company’s overall reserve estimation process. Additionally, disclosures regarding internal controls over reserve estimation, as well as a report addressing the independence and qualifications of its reserves preparer or auditor will be mandatory.

We began complying with the disclosure requirements in this annual report on Form 10-K.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures.” This ASU amends the FASB’s Accounting Standards Codification Topic 932, “Extractive Activities — Oil and Gas” to align the accounting requirements of Topic 932 with the SEC’s final rule, “Modernization of the Oil and Gas Reporting Requirements” issued on December 31, 2008. In summary, the revisions in ASU 2010-3 modernize the disclosure rules to better align with current industry practices and expand the disclosure requirements for equity method investments so that more useful information is provided. More specifically, the main provisions include the following:

•	An expanded definition of oil and gas producing activities to include nontraditional resources.
•	The use of an average of the first day of the month price for the 12-month period, rather than a year-end price for determining whether reserves can be produced economically.
•	Amended definitions of key terms such as “reliable technology” and “reasonable certainty” which are used in estimating proved oil and gas reserve quantities.
•	A requirement for disclosing separate information about reserve quantities and financial statement amounts for geographical areas representing 15 percent or more of proved reserves.

This ASU is effective for annual reporting periods ended on or after December 31, 2009. Adoption of these requirements increased the estimate for depreciation, depletion and amortization of oil and gas properties primarily due to lower prices reflected in the estimated reserves.

Trans Energy does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial statements.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2009 and 2008 and for the fiscal years ended

December 31, 2009 and 2008 have been audited to the extent indicated in their report by Maloney + Novotny, LLC, and GBH CPA’s, PC, respectively, independent registered public accounting firms, and have been prepared in accordance with generally accepted accounting principles. The aforementioned financial statements are included herein starting with page F-1.

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

Evaluation of Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, has concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

We concluded that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial condition, results of its operations and cash flows for the year ended December 31, 2009 in conformity with U.S. generally accepted accounting principles ("GAAP").

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009, and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with our Board of Directors.

Changes in Internal Control over Financial Reporting

During the period ended, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

None.

PART III

Item 10 Directors, Executive Officers, and Corporate Governance

The following table sets forth the names, ages, and offices held by our directors and executive officers:

_______Name____________________Position___________Director Since________Age__

James K. Abcouwer	C.E.O., President and	April 2006	56
Chairman
Loren E. Bagley	Vice President and Director	August 1991	67
William F. Woodburn	Secretary / Treasurer	August 1991	67
Chief Operating Officer
and Director
Lisa A. Corbitt	Chief Financial Officer	N/A	40
Robert L. Richards	Director	September 2001	62
John G. Corp	Vice President and Director	February 2005	49

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

John G. Corp became a director on February 28, 2005 and was appointed Vice President of Northern Operations in May 2009. Mr. Corp has more than 25 years of extensive experience in drilling, production and oilfield service operations in the Appalachian Basin. Prior to joining Trans Energy, Inc., he held various management positions with Belden & Blake Corp. from 1987-2004. He has a BS degree in Petroleum Engineering from Marietta (Ohio) College and is a member of the Society of Petroleum Engineers, the Ohio Oil & Gas Association and is chairman of the Technical Advisory Committee or the Ohio Department of Natural Resources.

In September 2001, the SEC filed a civil action in the United States District Court for the District of Columbia naming Trans Energy and two directors, Loren E. Bagley and William F. Woodburn. The complaint alleged violations of the anti-fraud and reporting provisions of the federal securities laws in connection with press releases, website postings, and SEC filings. The complaint sought injunctive relief and civil penalties.

On February 26, 2002, the Court entered a permanent injunction against Trans Energy, Mr. Bagley, and Mr. Woodburn, permanently enjoining them from future violations of the Securities Exchange Act of 1934 and certain rules promulgated thereunder. Also, Messrs. Bagley and Woodburn each paid a $20,000 civil penalty. Trans Energy, Mr. Bagley and Mr. Woodburn consented to entry of the permanent injunction and the imposition of civil penalties without admitting or denying the Commission's allegations.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not all filed during the fiscal year 2009.

Item 11 Executive Compensation

We currently have a long-term incentive and bonus program for the benefit of employees and officers of the Company. The program is primarily focused on senior officers, but certain elements of the plan are made available to key managers and to any employee in certain circumstances. In addition, management has established a 401(K) plan for employees and officers of the Company.

Name and Principal	Stock	Option	Total
Position_________Year__ Salary___	Bonus	Awards____	Awards___	Compensation

James K. Abcouwer	2009	$145,200	-	$250,000	$181,794	$576,994
2008	$132,000	-	$200,000	$ 87,746	$419,746

No other executive officers received cash compensation greater than $100,000 in any of the past three fiscal years.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best of our knowledge as December 31, 2009, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, each director and all directors and officers as a group. Unless otherwise noted, the address of each person listed below is that of Trans Energy, 210 Second Street, St. Marys, West Virginia 26170.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class (1)
-------------------	--------------------	-----------
James K. Abcouwer *	2,915,570 (2)	25.1%
Robert L. Richards *	436,021 (3)	3.7%
Loren E. Bagley *	2,140,246 (4)	18.4%
William F. Woodburn *	2,202,870 (5)	18.9%
Lisa A. Corbitt	*	114,477	1.0%
John G. Corp.*	120,000	1.0%
Mark D. Woodburn	1,287,543 (6)	11.1%

All directors and executive officers

as a group (7 persons)	79.2%

*	Indicates director and/or executive officer at December 31, 2009

(1)	Based upon 11,628,027 shares of common stock outstanding.
(2)	Includes 1,287,500 shares of common stock held in the name of the Abcouwer Family Limited Partnership Trust.
(3)	Includes 80,087 shares held in the name of Argene Richards, wife of Mr. Richards.
(4)	Includes 33,543 shares held in the name of Carolyn S. Bagley, wife of Mr. Bagley, over which Mrs. Bagley retains voting power.
(5)

Includes 331,636 shares in the name of Janet L. Woodburn, wife of Mr. Woodburn, over which shares Mrs. Woodburn retains voting power, and 314,070 in the name of a corporation in which William and Janet Woodburn are officers and shareholders.

(6)   Includes 522,099 shares held in the name of MDW Capital, Inc., of which Mr. Woodburn is the CEO and shareholder, and 397,100 shares in the name of Meredith Woodburn, wife of Mr. Woodburn, which Mr. Woodburn disavows beneficial ownership or voting power.

Item 13 Certain Relationships and Related Transactions and Director Independence

Natural gas delivered through Trans Energy's pipeline network is sold either to Sancho Oil and Gas Corporation (“Sancho”), a company controlled by the Vice President of Trans Energy, at the industrial facilities near Sistersville, West Virginia, or to Dominion Gas, a local utility company, on an on-going basis at a variable price per month per Mcf. Under its contract with Sancho, Trans Energy has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby Trans Energy receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho. The amount paid to Sancho under this agreement was approximately $3,000 in 2009 and approximately $5,000 in 2008.

On October 6, 2009, our Board of Directors approved a plan to satisfy an immediate cash need of $1,250,000 to settle a disputed invoice for drilling services.  The invoice had been held without payment for several months due to a dispute over its amount.  Management negotiated a settlement at what it considered a reasonable level and less than the amount previously accrued on October 8, 2009.  In order to raise the necessary funds to immediately settle the dispute, the company sold for $321,192 an interest in five shallow wells, which management determined to be non-strategic to the company, to Sancho Oil & Gas Corporation that is principally owned by Loren E. Bagley, a director. In addition, three members of the Board of Directors extended 60-day bridge loans to the company in the aggregate amount of $928,858, evidenced by three secured convertible promissory notes.

The promissory notes, payable on demand, were issued to James K. Abcouwer ($350,000), Robert L. Richards ($100,000), and Loren E. Bagley in the name of Sancho Oil & Gas ($478,858). Each note was secured by shares of the Company’s common stock equal to the value of the principle of the note based on the price of $0.65 per share. Interest on each note would be paid at the rate of 1.5% per month if the note were not paid within five days of demand. Each note is also convertible into shares of the Company’s common stock, commencing 30 days after issuance, entitling the holder to convert the note into shares of the Company’s common stock at the conversion price of $0.65 per share, based on the closing price of $0.60 for the Company’s shares in the public market on the date the notes were issued. As provided by the terms of the promissory notes, Mr. Abcouwer converted his note for 538,462 shares of common stock on December 30, 2009, Mr. Richards converted his note for 153,846 shares on January 29, 2010 and Sancho Oil & Gas converted its note for 736,705 shares on February 16, 2010.

It is our policy that any future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

Item 14 Principal Accounting Fees and Services

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2009 and 2008, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ending March 31, June 30 and September 30, 2009 and 2008 were:

	2009	2008
Maloney + Novotny, LLC	$ 34,862	$ -
GBH CPAs, PC	$ 54,500	$ 86,000
Total	$ 89,362	$ 86,000

Audit Related Fees

For the years ended December 31, 2009 and 2008, fees billed for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above were as follows:

	2009	2008
GBH CPAs, PC	$ 1,200	$ 8,000
	-	-
Total	$ 1,200	$ 8,000

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

Tax Fees

GBH CPAs, PC billed us $3,200 and $2,800 for tax fees for the years ended December 31, 2009 and 2008.

All Other Fees

No other fees were billed by the auditors for the years ended December 31, 2009 and 2008.

PART IV

Item 15 Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Name____________________________________

3.1(1)   Articles of Incorporation and all amendments pertaining thereto, for Apple Corp., an Idaho corporation

3.2(1)	Articles of Incorporation for Trans Energy, Inc., a Nevada corporation
3.3(1)	Articles of Merger for the States of Nevada and Idaho

3.4(1) By-Laws

4.1(1)	Specimen Stock Certificate

10.1(1) Marketing Agreement with Sancho Oil and Gas Corporation

21.1(6)	Subsidiaries of Registrant (Revised)
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Report of Wright & Company, Inc. dated March 8, 2010 concerning evaluation of oil and gas reserves.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

By:	/s/ JAMES K. ABCOUWER
James K. Abcouwer,
President and C.E.O.

Dated: March 31, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES K. ABCOUWER	President, C.E.O. and Chairman	March 31, 2010
(Principal Executive Officer)

James K. Abcouwer

/s/ LISA A. CORBITT	Chief Financial Officer	March 31, 2010

Lisa A. Corbitt

/s/ LOREN E. BAGLEY	Vice President and Director	March 31, 2010

Loren E. Bagley

/s/ JOHN G. CORP	Vice President and Director	March 31, 2010

John G. Corp

/s/ WILLIAM F. WOODBURN	Secretary, Treasurer,	March 31, 2010
C.O.O. and Director

William F. Woodburn

/s/ ROBERT L. RICHARDS	Director	March 31, 2010

Robert L. Richards

TRANS ENERGY, INC. AND SUBSIDIARIES

CONTENTS

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-6

Consolidated Statements of Stockholders' Equity (Deficit)	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trans Energy, Inc.

St. Marys, West Virginia

We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans Energy, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations and has a working capital deficit of $25,437,795 at December 31, 2009, which together raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maloney + Novotny, LLC

Maloney + Novotny, LLC

Cleveland, Ohio

March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trans Energy, Inc. and Subsidiaries

St. Marys, West Virginia

We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and Subsidiaries (“the Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations and has a working capital deficit at December 31, 2008, which together raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 14, 2009

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS

Cash	$ 4,602,170	$ 1,806,008
Accounts receivable, trade	1,370,029	769,430
Accounts receivable, related parties	18,500	1,233,536
Advance royalties	94,381	-
Accounts receivable due from non-operator, net	687,515	1,352,681
Note receivable	289,149	138,545
Deferred financing costs, net	105,413	167,429
Derivative assets	227,961	513,724

Total Current Assets	7,395,118	5,981,353

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $469,957 and $311,769, respectively	1,140,406	1,094,970

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	24,662,761	19,799,868
Unproved properties	1,242,144	627,853
Pipelines	1,387,440	4,729,274
Accumulated depreciation, depletion and amortization	(4,983,747)	(2,711,689)

Oil and gas properties, net	22,308,598	22,445,306

OTHER ASSETS

Deferred financing costs, net of amortization of $- and $304,399, respectively	-	157,386
Note receivable	54,444	163,735
Derivative assets	166,705	703,435
Advances to operator	9,000	9,000
Other assets	52,098	52,098

Total Other Assets	282,247	1,085,654

TOTAL ASSETS	$ 31,126,369	$ 30,607,283

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

	December 31,	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, trade	$ 1,483,743	$ 2,360,076
Accounts and notes payable, related party	581,008	2,150
Accrued expenses	891,641	762,978
Notes payable, current (net of unamortized discount of $145,677 and $-, respectively)	29,876,521	86,714

Total Current Liabilities	32,832,913	3,211,918

LONG-TERM LIABILITIES

Notes payable, net of unamortized discount of $- and $467,932, respectively	66,832	27,588,599
Asset retirement obligations	202,366	178,954

Total Long-Term Liabilities	269,198	27,767,553

Total Liabilities	33,102,111	30,979,471

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	-	-
Common stock 500,000,000 shares authorized at $0.001 par value; 11,628,027 and 10,559,065 shares issued, and 11,626,027 and 10,558,065 shares outstanding, respectively	11,628	10,559
Additional paid-in capital	36,734,675	35,131,058
Treasury stock, at cost, 2,000 and 1,000 shares, respectively	(1,950)	(750)
Accumulated deficit	(38,720,095)	(35,513,055)

Total Stockholders' Deficit	(1,975,742)	(372,188)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 31,126,369	$ 30,607,283

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2009	2008

REVENUES	$5,249,572	$5,307,585

COSTS AND EXPENSES

Production costs	1,872,739	1,549,672
Depreciation, depletion, amortization and accretion	2,742,360	1,069,484
Dry hole expense	-	94,216
Selling, general and administrative	2,917,837	2,068,393

Total Costs and Expenses	7,532,936	4,781,765

INCOME (LOSS) FROM OPERATIONS	(2,283,364)	525,820

OTHER INCOME (EXPENSES)

Interest income	33,867	14,768
Gain on debt extinguishment	-	92,396
Gain on debt extinguishment, related party	-	156,900
Interest expense	(2,532,986)	(2,028,227)
Gain (loss) on derivative contracts	(252,327)	1,099,174
Gain on sale of assets and oil and gas properties	1,827,770	1,866

Total Other Income (Expenses)	(923,676)	(663,123)

NET LOSS BEFORE INCOME TAXES	(3,207,040)	(137,303)

INCOME TAXES	-	-

NET LOSS	$(3,207,040)	$ (137,303)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.30)	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	10,751,130	10,370,732

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the years ended December 31, 2009 and 2008

	Common Stock		Additional
			Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2007	9,530,065	$ 9,530	$ 34,117,443	$ (750)	$ (35,375,752)	$ (1,249,529)

Shares issued for stock payable	630,000	630	515,970	-	-	516,600

Shares issued for services	399,000	399	497,645	-	-	498,044

Net loss	-	-	-	-	(137,303)	(137,303)

Balance, December 31, 2008	10,559,065	10,559	35,131,058	(750)	(35,513,055)	(372,188)

Stock issued for note conversion	538,462	538	349,462	-	-	350,000

Shares issued for services	530,500	531	856,395	-	-	856,926

Stock Option Compensation expense	-	-	397,760	-	-	397,760

Treasury shares repurchased	-	-	-	(1,200)	-	(1,200)

Net loss	-	-	-	-	(3,207,040)	(3,207,040)

Balance, December 31, 2009	11,628,027	$ 11,628	$ 36,734,675	$ (1,950)	$ (38,720,095)	$ (1,975,742)

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Year Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,207,040)	$ (137,303)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation, depletion, amortization, and accretion	2,742,360	1,069,484
Share-based compensation	1,254,686	498,044
Gain on debt extinguishment	-	(92,396)
Gain on debt extinguishment, related party	-	(156,900)
Gain on sale of assets and oil and gas properties	(1,827,770)	(1,866)
Amortization of financing cost and debt discount	541,656	508,419
Loss (gain) on derivative contracts	252,327	(1,099,174)
Changes in operating assets and liabilities:
Accounts receivable, trade	(600,599)	(484,227)
Accounts receivable, related parties	1,215,036	(755,376)
Accounts receivable due from non-operator, net	665,166	(1,109,015)
Advance royalties and other assets	(94,381)	14,236
Advances to operator, net	-	548,715
Accounts payable, trade and accrued expenses	(747,670)	483,910
Accounts payable, related party	-	(120,314)

Net cash provided (used) by operating activities	193,771	(833,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable	(311,440)	(302,280)
Collections on note receivable	270,127	-
Proceeds from sale of assets	13,700	5,000
Proceeds from sale of oil and gas properties	5,321,192	-
Expenditures for oil and gas properties	(5,904,905)	(11,384,690)
Expenditures for property and equipment	(229,893)	(572,586)

Net cash used by investing activities	(841,219)	(12,254,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for treasury stock	(1,200)	-
Proceeds from officer loans	928,858	-
Proceeds from derivative contracts	570,166	60,479
Proceeds from notes payable	2,047,274	13,219,579
Payments on notes payable	(101,488)	(88,104)

Net cash provided by financing activities	3,443,610	13,191,954

NET CHANGE IN CASH	2,796,162	103,635

CASH, BEGINNING OF YEAR	1,806,008	1,702,373

CASH, END OF YEAR	$ 4,602,170	$ 1,806,008

See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$ 2,052,632	$ 1,396,982
Income taxes	$ -	$ -

Non-cash investing and financing activities
Conversion of related party debt to common stock	$ 350,000	$ -
Common shares issued for stock payable	$ -	$ 516,600
Change in asset retirement obligation	$ 2,749	$ 7,573

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

On November 5, 1993, the Board of Directors caused to be incorporated in the State of Nevada, a new corporation by the name of Trans Energy, Inc., with the specific intent of effecting a merger between Trans Energy, Inc. of Nevada and Apple Corp. of Idaho, for the sole purpose of changing the domicile of Trans Energy to the State of Nevada. On November 15, 1993, Apple Corp. and the newly formed Trans Energy, Inc. executed a merger agreement whereby the shareholders of Apple Corp. exchanged all of their issued and outstanding shares of common stock for an equal number of shares of Trans Energy, Inc. common stock. Trans Energy, Inc. was the surviving corporation and Apple Corp. was dissolved. Since then, Trans Energy has been engaged in the acquisition, exploration, development, exploitation and production of oil and natural gas. Its operations are presently focused in the State of West Virginia.

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

The most critical estimate we make is the engineering estimate of economically recoverable proved oil and gas reserves and related future net cash flows. This estimate affects the application of the successful efforts method of accounting, the calculation of depreciation, depletion and amortization of oil and gas properties and the estimate of the impairment of our oil and gas properties. It also affects the timing and costs associated with our asset retirement obligations. This estimate depends on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the 2009 financial statement presentation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash. At times, cash amounts may exceed federally insured limits and may exceed reported balances due to outstanding checks. Management does not believe it is exposed to any significant credit risk on cash. Included in other assets is a $50,000 certificate of deposit which is assigned to the State of West Virginia Department of Environmental Protection as collateral, so long as Trans Energy operates in West Virginia.

Receivables

Accounts receivable and notes receivable are carried at their expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. No allowance for doubtful accounts is deemed necessary at December 31, 2009 and 2008 by management and no bad debt expense was incurred in 2009 or 2008.

Property and Equipment

Property and equipment are recorded at cost. Depreciation on vehicles, machinery and equipment is computed using the straight-line method over expected useful lives of three to seven years. Depreciation on buildings is computed using the straight-line method over an expected useful life of 39 years. Additions are capitalized and maintenance and repairs are charged to expense as incurred.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on Trans Energy's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Depreciation on pipelines and related equipment, including compressors, is computed using the straight-line method over the expected useful lives of fifteen to twenty-five years.

On the sale or retirement of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually.

If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Long-Lived Assets

Trans Energy reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. Trans Energy evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated future undiscounted cash flows associated with these assets. At the time such evaluation indicates that the future undiscounted future cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values.

Derivatives

Derivative financial instruments, utilized to manage or reduce commodity price risk related to Trans Energy's production, are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income or loss and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in other expense. Ineffective portions of changes in the fair value of cash flow hedges are also recognized in loss on derivative liabilities.

Notes Payable

Trans Energy records notes payable at fair value and recognizes interest expense for accrued interest payable under the terms of the agreements. Principal and interest payments due within one year are classified as current, whereas principal and interest payments for periods beyond one year are classified as long term.

Asset Retirement Obligations

Trans Energy records the fair value of a liability for legal obligations associated with the retirement obligations of long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. For Trans Energy, these obligations include dismantlement, and plugging and abandonment of oil and gas wells and their associated pipelines and equipment. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Significant assumptions used in determining such obligations include estimates of future plugging and abandonment costs, future inflation rates and well lives. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depleted over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Provision for Taxes

Trans Energy recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has no material unrecognized tax benefits. No tax penalties or interest expense were accrued as of December 31, 2009 or 2008 or paid during the periods then ended. Trans Energy files tax returns in the United States and states in which it has operations and is subject to taxation. Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax jurisdictions , however prior year net operating losses remain open for examination.

Revenue and Cost Recognition

Trans Energy recognizes gas revenues upon delivery of the gas to the customers' pipeline from Trans Energy's pipelines when recorded as received by the customer's meter. Trans Energy recognizes oil revenues when pumped and metered by the customer. Trans Energy recognized $4,792,842 and $4,511,692 in oil and gas revenues in 2009 and 2008, respectively. Trans Energy uses the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Trans Energy had no imbalances as of December 31, 2009 and December 31, 2008. Costs associated with production are expensed in the period incurred.

Transportation revenue is recognized at the time it is earned and we have a contractual right to receive payment. We recognized $459,206 and $700,026 of transportation revenue in 2009 and 2008, respectively.

Share-Based Compensation

Trans Energy estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model. The model employs various assumptions, based on management’s best estimates at the time of the grant, which impact the fair value calculated and ultimately, the expense that is recognized over the life of the award. We have utilized historical data and analyzed current information to reasonably support these assumptions. The fair value of restricted stock awards is determined based on the fair market value of our common stock on the date of the grant.

We recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. Compensation expense related to options granted was $397,760 and $157,944 for the years ended December 31, 2009 and 2008, respectively.

Loss per Share of Common Stock

Basic income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Included in the reported shares outstanding at December 31, 2009 are 669,712 shares issued in 2009 but registered by Trans Energy’s transfer agent the first week of 2010. Diluted income (loss) per share assumes issuance of stock compensation awards, provided the effect is not anti-dilutive. All stock options were anti-dilutive for 2009 and 2008.

Dilutive options that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported.

For the Years Ended

______	December 31,____________

____2009____________	2008_____

Numerator:

Net loss applicable to common shareholders	$ (3,207,040)	$(137,303)

Denominator:

Weighted average shares – basic	and diluted	10,751,130	10,370,732

Total loss per share	$(0.30)	$(0.01)

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) established a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs and defines valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Trans Energy believes that the fair value of its financial instruments comprising cash, certificate of deposit, accounts receivable, note receivable, and accounts payable approximate their carrying amounts due to their short maturities and liquidity. Based upon rates available for similar borrowings, the fair value of the note payable also approximates its carrying value. The fair value of Trans Energy’s level 2 financial assets consist of derivative contracts, which are based on quoted commodity prices of the underlying commodity.

	As of December 31, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$394,666	$394,666	$-	$394,666	$-

	As of December 31, 2008
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$1,217,159	$1,217,159	$-	$1,217,159	$-

Recent Accounting Pronouncements

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

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009.

In December 2008, the SEC announced that it had approved revisions to its oil and gas reporting disclosures. The new disclosure requirements include provisions that:

•	Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources.
•

Require companies to report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end prices.

•	Permit companies to disclose their probable and possible reserves on a voluntary basis. In the past, proved reserves were the only reserves allowed in the disclosures.
•	Require companies to provide additional disclosure regarding the aging of proved undeveloped reserves.
•	Permit the use of reliable technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

•	Replace the existing “certainty” test for areas beyond one offsetting drilling unit from a productive well with a “reasonable certainty” test.
•

Require additional disclosures regarding the qualifications of the chief technical person who oversees the company’s overall reserve estimation process. Additionally, disclosures regarding internal controls over reserve estimation, as well as a report addressing the independence and qualifications of its reserves preparer or auditor will be mandatory.

We began complying with the disclosure requirements in this annual report on Form 10-K.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures.” This ASU amends the FASB’s Accounting Standards Codification Topic 932, “Extractive Activities — Oil and Gas” to align the accounting requirements of Topic 932 with the SEC’s final rule, “Modernization of the Oil and Gas Reporting Requirements” issued on December 31, 2008. In summary, the revisions in ASU 2010-3 modernize the disclosure rules to better align with current industry practices and expand the disclosure requirements for equity method investments so that more useful information is provided. More specifically, the main provisions include the following:

•	An expanded definition of oil and gas producing activities to include nontraditional resources.
•	The use of an average of the first day of the month price for the 12-month period, rather than a year-end price for determining whether reserves can be produced economically.
•	Amended definitions of key terms such as “reliable technology” and “reasonable certainty” which are used in estimating proved oil and gas reserve quantities.
•	A requirement for disclosing separate information about reserve quantities and financial statement amounts for geographical areas representing 15 percent or more of proved reserves.

This ASU is effective for annual reporting periods ended on or after December 31, 2009. Adoption of these requirements increased the estimate for depreciation, depletion and amortization of oil and gas properties primarily due to lower prices reflected in the estimated reserves.

Trans Energy does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial statements.

NOTE 2 - GOING CONCERN

Trans Energy's consolidated financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through December 31, 2009 of $38,720,095 and has a working capital deficit at

December 31, 2009 of $25,437,795, including its note payable which is due in June 2010.

Revenues have not been sufficient to cover its operating costs and interest expense to allow it to continue as a going concern. The potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions would enable Trans Energy to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing to fund operations in the future. Trans Energy's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, property and equipment consisted of:

2009	2008

Buildings	$175,000	$ 175,000
Vehicles	407,984	384,198
Machinery and equipment	586,160	463,156
Roadways	51,319	-
Furniture and fixtures	48,825	43,310
Leasehold improvements	7,075	7,075
Land	334,000	334,000
Accumulated depreciation	(469,957)	(311,769)
Total fixed assets	$1,140,406	$ 1,094,970

Total additions for property, plant and equipment for the years ended December 31, 2009 and 2008 were $229,893 and $572,586, respectively. Depreciation, depletion and amortization expenses for property and equipment were $158,188 and $139,425 for the years ended December 31, 2009 and 2008, respectively.

NOTE 4 - OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the year ended December 31, 2009 and 2008 were $5,904,905 and $11,384,690, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $2,563,509 and $910,427 for the years ended December 31, 2009 and 2008, respectively.

In November 2009, Trans Energy sold a significant pipeline to Caiman Eastern Midstream, LLC for $5 million and recognized a gain of $1,829,059. The sale included approximately five miles of 8-inch pipeline and 3,000 feet of 6-inch pipeline including all related equipment and facilities, as well as all associated meter sites and rights of way in Wetzel County, West Virginia.

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

The following is a description of the changes to Trans Energy's asset retirement obligations for the years ended December 31, 2009 and 2008:

2009	2008

Asset retirement obligations at beginning of year	$178,954	$166,895
Acquisition of oil and gas properties	--	--
Exploratory and development drilling	2,749	6,710
Accretion expense	20,663	19,632
Revision in cost estimates	-	(14,283)
Asset retirement obligations at end of year	$202,366	$178,954

NOTE 6 - PROVISION FOR TAXES

At December 31, 2009, Trans Energy had net operating loss carryforwards of approximately $35 million that may be offset against future taxable income from 2009 through 2029. No tax benefit has been reported in the December 31, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2009 and 2008:

	2009	2008

Deferred tax assets:
NOL carryover	$15,650,000	$15,406,194
Unrealized loss on derivative contract	-	-
Other	-	-
Total deferred tax assets	15,650,000	15,406,194

Deferred tax liabilities:
Unrealized gain on derivative contract	(178,000)	(529,464)
Depreciation, depletion and amortization	(4,750,000)	(4,811,061)
Other	(50,000)	(141,295)
Total deferred tax liabilities	(4,978,000)	(5,481,820)

Valuation allowance	(10,672,000)	(9,924,374)

Net deferred taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2009 and 2008 primarily due to expense related to stock and options issued for services and the valuation allowance.

NOTE 7 - NOTES PAYABLE

On June 22, 2007, Trans Energy finalized a financing agreement with CIT Capital USA Inc. Under the terms of the agreement, CIT Capital USA Inc. will lend up to $18,000,000 (the "Borrowing Base"), to Trans Energy in the form of a senior secured revolving credit facility. Trans Energy has the ability, at additional cost, to increase the credit facility to $30,000,000, with increases in its reserves. Trans Energy gave CIT Capital USA Inc. a promissory note for all borrowings under the terms of the agreement. The note contains customary default provisions and additional financial covenants. Funds realized from the financing agreement have been used to facilitate Trans Energy's drilling programs. As part of the financing agreement, Trans Energy conveyed to CIT Capital USA Inc. a first priority continuing security interest in, lien on and right of setoff against, all property, assets, security interests, related books and records, and any proceeds from the sale of or revenue generated from the foregoing, whether now owned or acquired at anytime in the future. In addition, Trans Energy conveyed to CIT Capital USA Inc. a 2% Net Profits Interest (“NPI”), valued at $765,000, in and to all oil and gas properties currently owned and any additional oil and gas properties acquired in the future through to the date of maturity. Under the terms of the financing agreement, CIT Capital USA Inc. could elect after June 22, 2008, but on or prior to June 22, 2009 to sell the 2% NPI to Trans Energy at a value equal to 2% of Trans Energy's total reserve report value at the time, but did not elect to do so. Trans Energy can elect after June 22, 2009, but on or prior to June 22, 2010 to buy the 2% NPI from CIT Capital USA Inc. at a value equal to 3% of Trans Energy's total reserve report value at the time, but does not currently plan to do so. Trans Energy can elect after June 22, 2010, to buy the 2% NPI from CIT Capital USA Inc. at a value equal to 2% of Trans Energy's total reserve report value at the time, which we plan to exercise at that time. The reserve report value is to be based on proved reserves and to be calculated using a 10% discount, no inflation adjustment for expenditures and differential adjusted market pricing for revenues. The fair value of $765,000 has been recorded as a reduction of oil and gas properties and a discount on the note payable to CIT Capital USA Inc., with no gain recognized. The discount is being amortized using the effective interest method over the term of the note.

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

Interest payment due dates are elected at the time of borrowing and range from monthly to six months. Principal payments are due at maturity on June 15, 2010 for all borrowings outstanding on that date. Trans Energy shall have the right at any time to prepay any borrowing in whole or in part, before the date of maturity. Trans Energy also must pay CIT Capital USA Inc. a commitment fee for any unused commitments, including related letters of credit. The commitment fees range from 0.5% to 0.75% per annum of unused average commitments. Trans Energy paid $500,000 in financing fees to a placement agent in securing the CIT Capital USA Inc. financing agreement. These financing fees are being deferred and amortized using the effective interest method over the term of the note. Trans Energy paid $200,000 to CIT Capital USA Inc. as a structuring fee in securing the note. The structuring fee has been recorded as a discount on the note and is being amortized using the effective interest method over the term of the note. During the year ended December 31, 2009, Trans Energy borrowed $2,000,000 from CIT Capital USA Inc., which increased their total outstanding credit balance to $30,000,000, leaving no available credit on the facility. The weighted average interest rate on this facility for the year ended December 31, 2009 was 6.6%.

On May 15, 2009, the CIT Capital debt agreement dated June 15, 2007 was amended to provide Trans Energy additional time to meet various covenants. Trans Energy incurred $75,000 in fees related to this amendment. The $75,000 was recorded as interest expense during the year ended December 31, 2009.

For the year ended December 31, 2009, Trans Energy had additional borrowings in the amount of $47,274 to fund various equipment purchases. The interest rates vary from 6.5% to 7.85%, with principal and interest payments due monthly. Total repayment terms range from 24 to 36 months maturity. The collateral securing the notes includes the related assets purchased.

NOTE 8 - DERIVATIVE AND HEDGING FINANCIAL INSTRUMENTS

Effective July 13, 2007, as required by the CIT Creditor Agreement, Trans Energy purchased a commodity put option for $310,000 in cash. The terms of the option establish a floor price of $7.35/MMBTU, Settlement Date Henry Hub price of Natural Gas as quoted by the NYMEX, for volumes ranging from 8,241 MMBTU per month to 5,244 MMBTU per month, beginning settlement on August 2, 2007 and ending settlement on December 1, 2011. This put option places no limit on the upside price for Trans Energy's gas production. If the monthly closing price of Henry Hub gas index is below the floor price then Trans Energy receives proceeds equal to the difference between the floor price and the closing price. The cost of the put option and proceeds, if any, as well as changes in the fair market value of the put options, are charged to other income (expense) as gain (loss) on derivative instruments. In addition on May 22, 2008, Trans Energy entered into a participating commodity put and call option on oil as a costless collar.

Trans Energy entered into these derivative commodity contracts to provide a measure of stability in the cash flows associated with Trans Energy's oil and gas production and to manage exposure to commodity price fluctuations. Trans Energy does not designate its derivative financial instruments as hedging instruments for financial accounting purposes, and as a result, recognizes the change in the respective instruments’ fair value in earnings. Trans Energy recorded an unrealized loss of $822,493 and unrealized gain of $1,038,695 for the years ended December 31, 2009 and 2008, respectively. Trans Energy received proceeds of $570,166 and $60,479 relating to settlements of its derivative instruments for the years ended December 31, 2009 and 2008, respectively.

Natural Gas Derivatives

Trans Energy entered into participating commodity put options on natural gas whereby Trans Energy receives a floor price. The natural gas commodity put options are indexed to NYMEX Henry Hub prices. The following table shows the monthly volumes and the floor price:

			Average
Start	End	Volume	Floor
Month	Month	MMBTU/Month	$/MMBTU
Jan. ‘10	Dec. ‘10	5,560	$ 7.350
Jan. ‘11	Dec. ‘11	5,244	$ 7.350

As of December 31, 2009 and 2008, the natural gas derivative had a total fair value of $219,314 and $285,019, respectively. Current portions consist of $121,133 and $126,005, respectively.

Oil Derivatives

Trans Energy entered into participating commodity put and call options on crude oil as a costless collar. The following table shows the monthly volumes, the floor and ceiling prices.

Start	End	Volume	Floor	Ceiling
Month	Month	BBL/Month	$/BBL	$/BBL
Jan. ‘10	Dec. ‘10	488	$100	$172
Jan. ‘11	Dec. ‘11	449	$100	$172

As of December 31, 2009 and 2008, the oil derivative had a fair value of $175,352 and $932,140, respectively. Current portions consist of $106,828 and $387,719, respectively.

Gas Purchase Agreements

Trans Energy has various agreements with Dominion Field Services, Inc. for fixed prices for gas transported through its pipeline. The monthly volume ranges from 10,000 to 20,000 decatherm (“Dth”) per month, and fixed prices vary from $6.11 to $11.36/Dth through April 2012. A decatherm is equal to one MMBTU.

NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock - Trans Energy has authorized 10,000,000 shares of $.001 par value preferred stock. The preferred stock shall have preference as to dividends and to liquidation of Trans Energy.

Common Stock - Trans Energy has authorized 500,000,000 shares of $.001 par value common stock.

On January 1, 2008, Trans Energy granted 450,000 common stock options to an officer and an employee as part of their two year employment agreements. The stock options vest quarterly over two years and have a five year term. The stock options were granted at an exercise price of $0.80 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued at $315,886 using the Black Scholes valuation model. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $157,944 of share-based compensation expense was recorded during the years ended December 31, 2009 and 2008. The following are the assumptions made in computing the option fair value:

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

On January 1, 2008, Trans Energy granted 260,000 shares of common stock to three employees under employment agreements. The 260,000 shares are not performance based and vest quarterly over two years, subject to ongoing employment. These shares were valued at $208,000 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over two years. During the years ended December 31, 2009 and 2008, we recorded $104,000 of share-based compensation related to these shares.

In November 2008, Trans Energy issued 19,000 shares of common stock for employee bonuses valued at $36,100.

On January 1, 2009, Trans Energy granted 345,000 shares of common stock to four employees under employment agreements. The 345,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment. These shares were valued at $690,000 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over one year. During the year ended December 31, 2009, we recorded $690,000 of share-based compensation related to these shares.

On April 8, 2009, Trans Energy granted 375,000 common stock options to four employees. The options vest quarterly over one year and have a five year term. The stock options were granted at an exercise price of $0.98 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued at $282,137 using the Black Scholes valuation model. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $211,602 of share-based compensation expense was recorded during the year ended December 31, 2009. The following are the assumptions made in computing the option fair value:

Average risk-free interest rate	1.7%
Dividend yield	0%
Expected term	5 years
Average expected volatility	104.52%

On May 14, 2009, Trans Energy granted 50,000 shares of common stock and 50,000 common stock options to one employee under an employment agreement. The 50,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment. These shares were valued at $57,500 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over one year. During the year ended December 31, 2009, we recorded $43,125 of share-based compensation related to these shares. The stock options vest quarterly over one year and have a five year term. The stock options were valued in a similar manner as the options issued in the prior month, resulting in a value of $37,618, of which, $28,215 was expensed in 2009.

In November 2009, Trans Energy issued 18,000 shares of common stock for employee bonuses valued at $19,800.

On October 6, 2009, our Board of Directors approved a plan to satisfy an immediate cash need of $1,250,000 to settle a disputed invoice for drilling services.  The invoice had been held without payment for several months due to a dispute over its amount.  Management negotiated a settlement at what it considered a reasonable level and less than the amount previously accrued on October 8, 2009.  In order to raise the necessary funds to immediately settle the dispute, the company sold for $321,192 an interest in five shallow wells, which management determined to be non-strategic to the company, to Sancho Oil & Gas Corporation that is principally owned by Loren E. Bagley, a director. In addition, three members of the Board of Directors extended 60-day bridge loans to the company in the aggregate amount of $928,858, evidenced by three secured convertible promissory notes.

The promissory notes, payable on demand, were issued to James K. Abcouwer ($350,000), Robert L. Richards ($100,000), and Loren E. Bagley in the name of Sancho Oil & Gas ($478,858). Each note was secured by shares of the Company’s common stock equal to the value of the principle of the note based on the price of $0.65 per share. Interest on each note would be paid at the rate of 1.5% per month if the note were not paid within five days of demand. Each note is also convertible into shares of the Company’s common stock, commencing 30 days after issuance, entitling the holder to convert the note into shares of the Company’s common stock at the conversion price of $0.65 per share, based on the closing price of $0.60 for the Company’s shares in the public market on the date the notes were issued. As provided by the terms of the promissory notes, Mr. Abcouwer converted his note for 538,462 shares of common stock on December 30, 2009, Mr. Richards converted his note for 153,846 shares on January 29, 2010 and Sancho Oil & Gas converted its note for 736,705 shares on February 16, 2010.

A summary of the status of the options granted under various agreements at December 31, 2009 and 2008, and changes during the years then ended is presented below:

December 31, 2009	December 31, 2008
Weighted	Weighted
Average Exercise	Average Exercise
Shares________Price_________Shares_______Price__
Outstanding at beginning of year	1,933,324	$1.05	1,483,324	$1.12
Granted	425,000	0.98	450,000	0.82
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of year	2,358,324	$1.03	1,933,324	$1.05

A summary of the status of the options granted under various agreements at December 31, 2009 is presented below:

__________________________________Options Outstanding_____________	Options Exercisable

Weighted-	Weighted-	Weighted-
Average	Average	Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price__
$0.98	425,000	4.27 years	$0.98	318,750	$0.98
$0.82	450,000	3.01 years	$ 0.82	450,000	$0.82
$0.65	950,000	1.62 years	$ 0.65	950,000	$0.65
$1.95	533,324	0.75 years	$ 1.95	533,324	$1.95
2,358,324	2,252,074

NOTE 10 - BUSINESS SEGMENTS

Trans Energy's principal operations consist of oil and gas sales with Trans Energy, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy's operations in different segments is as follows:

For the
Year Ended	Oil and Gas	Pipeline
______December 31,	Sales	Transmission	Corporate	Total

Revenue	2009	$ 4,792,842	$459,206	$(2,476)	$5,249,572
2008	4,511,692	700,026	95,867	5,307,585

Income (Loss) from	2009	1,108,542	(471,593)	(2,920,313)	(2,283,364)
operations	2008	2,546,184	(67,105)	(1,953,259)	525,820

Interest expense	2009	2,532,986	--	--	2,532,986
2008	2,028,227	--	--	2,028,227

Depreciation, depletion	2009	2,607,224	135,136	--	2,742,360
amortization and accretion 2008	977,128	92,356	--	1,069,484

Property and equipment	2009	6,134,798	--	--	6,134,798
acquisitions, including	2008	9,992,799	1,964,477	--	11,957,276

oil and gas properties

Total assets, net of intercompany accounts:

December 31, 2009	$ 30,554,379	$571,990	$--	$ 31,126,369
December 31, 2008	25,883,993	4,723,290	--	30,607,283

NOTE 11 - RELATED PARTY TRANSACTIONS

Natural gas delivered through Trans Energy's pipeline network is sold either to Sancho Oil and Gas Corporation (“Sancho”), a company controlled by the Vice President of Trans Energy, at the industrial facilities near Sistersville, West Virginia, or to Dominion Gas, a local utility company, on an on-going basis at a variable price per month per Mcf. Under its contract with Sancho, Trans Energy has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby Trans Energy receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho. The amount paid to Sancho under this agreement was approximately $3,000 in 2009 and approximately $5,000 in 2008.

Receivables and Payables - On October 6, 2009, our Board of Directors approved a plan to satisfy an immediate cash need of $1,250,000 to settle a disputed invoice for drilling services.  The invoice had been held without payment for several months due to a dispute over its amount.  Management negotiated a settlement at what it considered a reasonable level and less than the amount previously accrued.  In order to raise the necessary funds to immediately settle the dispute, the company sold an interest in five shallow wells, which management determined to be non-strategic to the company, to Sancho for $321,192. In addition, three members of the Board of Directors extended 60-day bridge loans to the Company in the aggregate amount of $928,858, evidenced by three secured convertible promissory notes.

The promissory notes, payable on demand, were issued to James K. Abcouwer ($350,000), Robert L. Richards ($100,000), and Loren E. Bagley in the name of Sancho Oil & Gas ($478,858). Each note was secured by shares of the Company’s common stock equal to the value of the principal of the note based on the price of $0.65 per share. Interest on each note would be paid at the rate of 1.5% per month if the note were not paid within five days of demand. Each note is also convertible into shares of the Company’s common stock, commencing 30 days after issuance, entitling the holder to convert the note into shares of the Company’s common stock at the conversion price of $0.65 per share, based on the closing price of $0.60 for the Company’s shares in the public market on the date the notes were issued. As provided by the terms of the promissory notes, Mr. Abcouwer converted his note for 538,462 shares of common stock on December 30, 2009, Mr. Richards converted his note for 153,846 shares on January 29, 2010 and Sancho Oil & Gas converted its note for 736,705 shares on February 16, 2010.

NOTE 12 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

Trans Energy, Inc. has seven customers that represent 100% of its gross oil and gas sales for the years ended December 31, 2009 and 2008. Another customer also generated 100% of Ritchie County sales in 2009 and 2008.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Effective July 1, 2007, Trans Energy implemented an employee 401(k) plan whereby Trans Energy will make basic safe-harbor matching contributions to those employees electing to participate in the plan. Matching contributions totaled $48,733 for 2009 and $38,133 for 2008.

As described in Note 8, Trans Energy has gas delivery commitments to Dominion Field Services.  We believe that we can meet the delivery commitments based on our estimated production.  If, however, Trans Energy can not meet such commitments, it will purchase natural gas at market prices to meet such commitments which will result in a gain or loss for the difference between the delivery commitment price and the price the Trans Energy is able to purchase the gas for redelivery (resale) to its customers.

We may be engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

NOTE 14 - SUBSEQUENT EVENTS

As stated in Noet 11, two of our Board of Directors converted their notes to Trans Energy shares of common stock subsequent to year-end.

NOTE 15 - SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

Trans Energy retained Wright & Company, Inc., independent third-party reserve engineers, and Schlumberger Data & Consulting Services, independent third-party reserve engineers, to perform an independent evaluation of proved reserves as of December 31, 2009 and 2008, respectively. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of Trans Energy's reserves are located in the United States.

The following supplemental unaudited information regarding Trans Energy's oil and gas activities is presented pursuant to the disclosure requirements of generally accepted accounting principles in the United States. In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserves reporting requirements. In addition, in January 2010 the FASB issued an accounting standard update to provide consistency with the SEC rules. See Note 1. Summary of Significant Accounting Policies – Recently issued Accounting Pronouncements. We adopted the rules effective December 31, 2009 and the rule changes, including those related to pricing and technology, which are included in our reserves estimates. Because the Company uses year-end reserves and adds back current quarter production to calculate fourth quarter depletion expense, adoption of these new standards had an impact on fourth quarter 2009 DD&A expense.

Application of the new rules resulted in the use of lower prices at December 31, 2009 for both oil and gas than would have resulted under the previous rules, which required use of year-end oil and gas prices. Because of the changes in assumptions, the 2009 reserve valuations below may not be comparable to those of prior years.

The standardized measure of discounted future net cash flows is computed by applying the required prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on fiscal year-end cost estimates assuming continuation of existing economic conditions) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on fiscal year-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

Aggregate capitalized costs relating to Trans Energy's crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion, and amortization are as follows:

As of December 31,
2009	2008

Proved oil and gas producing properties

and related lease, wells and equipment	$26,050,201	$ 24,529,142
Unproved Oil and Gas Properties	1,242,144	627,853
Accumulated Depreciation, Depletion
and Amortization	(4,983,747)	(2,711,689)

Net Capitalized Costs	$22,308,598	$ 22,445,306

All of Trans Energy's operations are in the United States.

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with Trans Energy's crude oil and natural gas acquisition, exploration and development activities for each of the periods shown below:

For the Year Ended December 31,__
2009	2008

Acquisition of Properties
Proved	$-	$377,183
Unproved	614,290	510,846
Exploration Costs	-	94,216
Development Costs	5,290,615	10,492,916
Total Costs Incurred	$5,904,905	$ 11,475,161

Results of Operations for Oil and Gas Producing Activities

Aggregate results of operations, in connection with Trans Energy's crude oil and natural gas producing activities, for each of the periods shown below:

For the Year Ended December 31,__
2009	2008

Sales	$ 4,792,842	$ 4,511,692
Production Costs (a)	(1,077,076)	(1,549,672)
Depreciation, Depletion and Amortization	(2,607,224)	(977,128)
Income Tax Expense

Total Results of Operations for

Producing Activities (b)	$ 1,108,542	$1,984,892

(a)	Production costs consist of oil and gas operations expense, production and ad valorem taxes, plus general and administrative expense supporting Trans Energy’s oil and gas operations.
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

The following schedule sets forth the proved reserves of Trans Energy during each of the periods presented:

	As of December 31,
	2009			2008
	Oil	Gas	NGLs	Oil	Gas
	(BBL)	(MCF)	(BBL)	(BBL)	(MCF)
Proved Reserves:
Beginning of the period	409,184	17,335,312		2,137,961	22,826,736
Revisions of previous estimates	(231,991)	(1,773,542)		(1,758,645)	(17,074,946)
Extensions and discoveries	55,152	26,370,226	385,812	21,500	11,570,143
Improved recovery	-	-		-	-
Production	(18,648)	(640,709)		(15,158)	(326,074)
Purchases of minerals in place	-	-		23,526	339,449
Sales of minerals in place	-	-		-	-
End of period	213,697	41,291,287	385,812	409,184	17,335,312

Proved Developed Reserves, End of Year	158,545	6,565,058	-	199,596	5,861,734

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on Trans Energy's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2009 and 2008 in accordance with GAAP which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of Trans Energy's proved oil and gas reserves.

____________As of December 31,______________

2009	2008
Future Cash Inflows	$ 222,019,172	$ 139,657,705
Future Production Costs (a)	(38,948,305)	(24,786,618)
Future Development Costs	(48,550,000)	(14,590,000)
Future Income Tax Expense	(36, 614,173)	(22,997,143)
Future Net Cash Flows	$97,906,694	$77,283,944
Discounted for Estimated Timing
of Cash Flows	$ (64,213,982)	$(53,907,549)

Standardized Measure of Discounted

Future Net Cash Flows	$33,692,712	$23,376,395

(a)

Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and general and administrative expense supporting Trans Energy’s oil and gas operations and are based

Effective for the year end 2009, SEC reporting rules require that year-end reserve calculations and future cash inflows be based on the unweighted average of the first day of the month price for the previous twelve month period. The prices for 2009 used in the above table were $4.13 per MMBTU and $61.18 per BBL. The prices used for 2008 were based on the spot price at December 31, 2008 of $5.71 per MMBTU and $44.60 per BBL.

.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil and Gas Reserves

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to Trans Energy's proved crude oil and natural gas reserves at year end are set forth in the table below:

	For the Year Ended December 31,
	2009	2008
Standardized Measure, Beginning of Year	$23,376,395	$50,984,791
Oil and gas sales, net of production costs	(3,715,766)	(2,962,020)
Oil and gas sales, net of production costs	(9,438,608)	(38,684,691)
Extensions, discoveries and improved
recovery, net of costs	31,295,368	16,804,335
Purchases and Sales of Minerals in place	-	1,043,224
Change in estimated future development costs	(33,960,000)	28,686,448
Previously estimated development costs incurred	5,166.434	10,492,916
Revisions of previous quantity estimates	44,352,272	(44,822,397)
Accretion of Discount	2,337,640	8,489,046
Net change in income taxes	(13,617,030)	26,949,632
Timing and Other	(12,103,993)	(33,604,889)

Standardized Measure, End of Year	$33,692,712	$23,376,395