Form 10-Q
period 2010-03-31
TRANS ENERGY INC
filed 2010-05-13
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 0-23530

TRANS ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	93-0997412
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Idenfification No.)

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

_________ Class______________	Outstanding as of May 12, 2010
Common Stock, $0.001 par value	12,531,078

Table of Contents

Heading	Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Consolidated Balance Sheets – March 31, 2010 (Unaudited) and December 31, 2009 (Audited)	4

Consolidated Statements of Operations -- Three Months Ended March 31, 2010 and 2009 (Unaudited)	6

Consolidated Statement of Stockholders’ Deficit – Three Months
Ended March 31, 2010 (Unaudited)	7

Consolidated Statements of Cash Flows – Three Months Ended

March 31, 2010 and 2009 (Unaudited)	8

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations	17

Item 4.	Controls and Procedures	20

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures	22

PART I

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	Unaudited	Audited

ASSETS

CURRENT ASSETS

Cash	$ 1,235,915	$ 4,602,170
Accounts receivable, trade	1,111,535	1,370,029
Accounts receivable, related parties	18,500	18,500
Advance Royalties	94,381	94,381
Accounts receivable due from non-operator, net	1,734,821	687,515
Note receivable	266,430	289,149
Deferred financing costs, net	50,148	105,413
Derivative assets	250,232	227,961

Total Current Assets	4,761,962	7,395,118

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $514,734 and $469,957, respectively	1,119,609	1,140,406

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	26,221,729	24,662,761
Unproved properties	1,715,115	1,242,144
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(5,483,069)	(4,983,747)

Oil and gas properties, net	23,841,215	22,308,598

OTHER ASSETS

Note receivable	-	54,444
Derivative assets	119,958	166,705
Advances to operator	9,000	9,000
Other assets	52,098	52,098

Total Other Assets	181,056	282,247

TOTAL ASSETS	$ 29,903,842	$ 31,126,369

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	March 31,	December 31,
	2010	2009
Unaudited Audited
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, trade	$ 1,179,298	$ 1,483,743
Accounts and notes payable, related party	2,150	581,008
Accrued expenses	1,003,411	891,641
Notes payable – current, net of unamortized discount of $66,219 and $145,677, respectively	29,955,981	29,876,521

Total Current Liabilities	32,140,840	32,832,913

LONG-TERM LIABILITIES

Notes payable	65,135	66,832
Asset retirement obligations	206,644	202,366

Total Long-Term Liabilities	271,779	269,198

Total Liabilities	32,412,619	33,102,111

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized at $0.001 par value; 12,531,078 and 11,628,027 shares issued, respectively, and 12,529,078 and 11,626,027 shares outstanding, respectively	12,531	11,628
Additional paid-in capital	37,406,944	36,734,675
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(39,926,302)	(38,720,095)

Total Stockholders' Deficit	(2,508,777)	(1,975,742)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 29,903,842	$ 31,126,369

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

REVENUES	$ 1,107,359	$ 1,532,261

COSTS AND EXPENSES

Production costs	636,715	524,786
Depreciation, depletion, amortization and accretion	549,775	413,644
Selling, general and administrative	632,176	620,396

Total Costs and Expenses	1,818,666	1,558,828

LOSS FROM OPERATIONS	(711,307)	(26,565)

OTHER INCOME (EXPENSES)

Interest income	5,608	4,174
Interest expense	(551,015)	(736,628)
Gain on derivative contracts	50,691	104,803
Loss on sale of assets	(184)	(500)

Total Other Income (Expenses)	(494,900)	(628,151)

NET LOSS BEFORE INCOME TAXES	(1,206,207)	(654,716)

INCOME TAXES	-	-

NET LOSS	$(1,206,207)	$ (654,716)

LOSS PER SHARE – BASIC AND DILUTED	$ (0.10)	$ (0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	12,084,282	10,560,982

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES Consolidated Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2010
(Unaudited)

	Common Stock		Additional
			Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2009	11,628,027	$ 11,628	$ 36,734,675	$ (1,950)	$ (38,720,095)	$ (1,975,742)

Stock issued for services	12,500	12	14,363	-	-	14,375

Stock Option Compensation Expense	-	-	79,939	-	-	79,939

Stock issued for note conversion	890,551	891	577,967	-	-	578,858

Net loss	-	-	-	-	(1,206,207)	(1,206,207)

Balance, March 31, 2010	12,531,078	$ 12,531	$ 37,406,944	$ (1,950)	$ (39,926,302)	$ (2,508,777)

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,206,207)	$ (654,716)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation, depletion, amortization and accretion	549,775	413,644
Amortization of financing cost and debt discount	134,726	133,691
Share-based compensation	94,314	237,986
Loss on sale of assets	184	500
Gain on derivative contracts	(50,691)	(104,803)
Changes in operating assets and liabilities:
Accounts receivable, trade	258,494	(1,520,584)
Accounts receivable, related parties	-	1,200,706
Accounts receivable due from non-operator, net	(1,047,306)	(652,734)
Advance royalties and other assets	-	(25,000)
Accounts payable and accrued expenses	(192,675)	(851,692)
Net cash used by operating activities	(1,459,386)	(1,823,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable	-	(311,440)
Collections on note receivable	77,163	24,106
Proceeds from sale of assets	1,500	2,000
Expenditures for oil and gas properties	(2,031,938)	(449,702)
Expenditures for property and equipment	(27,063)	(135,739)
Net cash used by investing activities	(1,980,338)	(870,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from derivative contracts	75,167	158,298
Proceeds from notes payable	24,412	2,014,586
Payments on notes payable	(26,110)	(22,918)
Net cash provided by financing activities	73,469	2,149,966

NET CHANGE IN CASH	(3,366,255)	(543,811)

CASH, BEGINNING OF PERIOD	4,602,170	1,806,008

CASH, END OF PERIOD	$ 1,235,915	$ 1,262,197

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$ 424,654	$ 550,668
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	$ -	$ 3,384,591
Conversion of related party debt to common stock	$ 578,858	-

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc., (Trans Energy or the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Receivables

Accounts receivable and notes receivable are carried at their expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. No allowance for doubtful accounts is deemed necessary at March 31, 2010 and December 31, 2009 by management and no bad debt expense was incurred during the three months ended March 31, 2010 and 2009.

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

The following is a description of the changes to Trans Energy's asset retirement obligations for the three months ended March 31, 2010:

Asset retirement obligations at beginning of period	$202,366
Liabilities incurred during the period	-
Accretion expense	4,278
Asset retirement obligations at end of period	$206,644

At March 31, 2010 and December 31, 2009, the Company’s current portion of the asset retirement obligation was $0.

Income Taxes

At March 31, 2010, the Company had net operating loss carry forwards (NOLS) for future years of approximately $35 million that may be offset against future taxable income through 2029.  Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

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

Revenue and Cost Recognition

Trans Energy recognizes gas revenues upon delivery of the gas to the customers' pipeline from Trans Energy's pipelines when recorded as received by the customer's meter. Trans Energy recognizes oil revenues when pumped and metered by the customer. Trans Energy recognized $978,556 and $1,367,181 in oil and gas revenues for the quarter ended March 31, 2010 and 2009, respectively. Trans Energy uses the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Trans Energy had no imbalances as of March 31, 2010 and December 31, 2009. Costs associated with production are expensed in the period incurred.

Transportation revenue is recognized at the time it is earned and we have a contractual right to receive payment. We recognized $101,311 and $164,051 of transportation revenue for the quarter ended March 31, 2010 and 2009, respectively.

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

Trans Energy believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, note receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by Trans Energy on its notes payable approximate market rates.  The fair values of Trans Energy’s Level 2 financial assets consist of derivative assets, which are based on quoted commodity prices of the underlying commodity, market approach.  As of March 31, 2010 and December 31, 2009, Trans Energy did not have any Level 1 or 3 financial assets or liabilities.

The following tables summarize fair value measurement information for Trans Energy’s financial assets:

	As of March 31, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$370,190	$370,190	$-	$370,190	$-

	As of December 31, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$394,666	$394,666	$-	$394,666	$-

New Accounting Standards

Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”)

We adopted certain provisions of ASU No. 2010-06 in the 2010 first quarter. These provisions require additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring additional fair value measurement disclosures. The adoption did not have a material impact on our financial statements or our disclosures, as we did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.

Certain provisions of ASU No. 2010-06 are effective for fiscal years beginning after December 15, 2010, which for us will be our 2011 first quarter. These provisions of ASU No. 2010-06, which amended Subtopic 820-10, will require us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, whereas currently these are presented in aggregate as one line item. Although this may change the appearance of our reconciliation, we do not believe the adoption will have a material impact on our financial statements or disclosures.

Trans Energy reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncement will have a material impact on the financial statements.

NOTE 2 – GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through March 31, 2010 of $39,926,302. At March 31, 2010, Trans Energy had a stockholders’ deficit of $2,508,777 and a working capital deficit of $27,378,878, including its note payable which is due in June 2010. Revenues during the three months ended March 31, 2010 were not sufficient to cover its operating costs and interest expense to allow it to continue as a going concern. The potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development would enable Trans Energy to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing to fund operations in the future. Trans Energy’s unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – NOTE RECEIVABLE

Trans Energy holds a promissory note agreement with Warren Drilling Co., Inc., an Ohio Corporation. The purpose of the promissory note was to fund certain drilling equipment necessary to equip the rig for horizontal drilling. An initial advance in the amount of $302,280 was made on December 22, 2008, with a second advance in the amount of $311,440 made on February 4, 2009. The note bears interest in the amount of 6.5% per annum, payable in monthly installments of $27,443 for 24 months. As of March 31, 2010, the outstanding balance was $266,430, of which all was classified as current. The note is secured by equipment of Warren Drilling, Co., for which an executed security agreement was filed with the promissory note. Trans Energy has evaluated their relationship with Warren Drilling and has determined that Trans Energy does not have a controlling financial interest in Warren Drilling which would require consolidation.

NOTE 4 - PROPERTY AND EQUIPMENT

Total additions for property and equipment for the quarter ended March 31, 2010 and 2009 were $27,063 and $135,739, respectively. Depreciation, depletion and amortization expenses for property and equipment were $46,176 and $38,762 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 5 – OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the quarter ended March 31, 2010 and 2009 were $2,031,938 and $3,834,293, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $499,321 and $374,882 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 6 – DERIVATIVE AND OTHER HEDGING INSTRUMENTS

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

			Average
Start	End	Volume	Floor
Month	Month	MMBTU/Month	$/MMBTU
Apr. ‘10	Dec. ‘10	5,560	$ 7.350
Jan. ‘11	Dec. ‘11	5,244	$ 7.350

As of March 31, 2010 and December 31, 2009 the natural gas derivative had a total fair value of $275,719 and $219,314, respectively. Current portions consisted of $183,514 and $121,133, respectively.

Oil Derivatives

Trans Energy entered into participating commodity put and call options on crude oil as a costless collar. The oil costless collar is indexed to NYMEX WTI Oil prices. The following table shows the monthly volumes, the floor and ceiling prices.

Start	End	Volume	Floor	Ceiling
Month	Month	BBL/Month	$/BBL	$/BBL
Apr. ‘10	Dec. ‘10	488	$100	$172
Jan. ‘11	Dec. ‘11	449	$100	$172

As of March 31, 2010 and December 31, 2009 the oil derivative had a fair value of $94,471 and $175,352, respectively. Current portions consisted of $66,718 and $106,828, respectively.

For the three months ended March 31, 2010, Trans Energy had total gains on the derivative contracts of $50,691, of which $75,169 was a realized gain and $24,478 was an unrealized loss. During the three months ended March 31, 2009, Trans Energy had a total gain on the derivative contracts of $104,803, of which $158,298 was a realized gain and $53,495 was an unrealized loss.

Gas Purchase Agreements

Trans Energy has various agreements with Dominion Field Services, Inc. for fixed prices for gas transported through its pipeline. The monthly volume ranges from 10,000 to 20,000 decatherm (“Dth”) per month, and fixed prices vary from $6.11/Dth to $11.36/Dth through April 2012. A decatherm is equal to one MMBTU.

NOTE 7 – NOTES PAYABLE

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

During the three months ended March 31, 2010, Trans Energy had no additional borrowings from CIT. During the three months ended March 31, 2009, Trans Energy borrowed $2,000,000 from CIT which increased the total outstanding credit balance to $30,000,000, leaving no available credit facility. The weighted average interest rate on this credit facility on March 31, 2010 was 6.05%. Interest payment due dates are elected at the time of borrowing and range from monthly to six months. Principal payments are due at maturity on June 15, 2010 for all borrowings outstanding on that date. Trans Energy shall have the right at any time to prepay any borrowing in whole or in part, before the date of maturity.

For the three months ended March 31, 2010, Trans Energy received other loan proceeds of $24,412 for the purchase of property and equipment. This loan has an interest rate of 5.0% for 24 months. The collateral securing the note includes the related asset purchased.

NOTE 8 – EQUITY

On January 1, 2008, Trans Energy granted 450,000 common stock options to an officer and an employee under the long term incentive bonus program. The options vest quarterly over two years and have a five year term. The stock options were granted at an exercise price of $0.80 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued at $315,886 using the Black Scholes valuation model. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $0 and $39,486 of share-based compensation expense was recorded during the three months ended March 31, 2010 and 2009, respectively.

On January 1, 2008, Trans Energy granted 260,000 shares of common stock to three employees under the long term incentive bonus program. The 260,000 shares are not performance based and vest quarterly over two years, subject to ongoing employment. These shares were valued at $208,000 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over two years. On January 1, 2009, Trans Energy granted 345,000 shares of common stock to four employees under the long term incentive bonus program. The 345,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment. These shares were valued at $690,000 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over one year. During the three months ended March 31, 2010 and 2009, we recorded $0 and $198,500 of share-based compensation related to these shares, respectively.

On April 8, 2009, Trans Energy granted 375,000 common stock options to four key employees under the long term incentive bonus program. These options are being amortized to share-based compensation expense quarterly over the vesting period, for which $70,534 of share-based compensation expense was recorded during the three month period ended March 31, 2010. As of March 31, 2010, these options have been fully expensed.

On May 14, 2009, Trans Energy granted 50,000 shares of common stock to one key employee under the long term incentive bonus program. The 50,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment. These shares were valued at $57,500, using the fair market value of the common stock at the date of grant and are amortized to compensation expense quarterly over one year. During the three months ended March 31, 2010, Trans Energy recorded $14,375 of share-based compensation related to these shares. As of March 31, 2010, this award has been fully expensed. Also on May 14, 2009, Trans Energy also granted 50,000 common stock options to this employee under the long term incentive bonus program. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $9,405 of share-based compensation expense was recorded during the three month period ended March 31, 2010. As of March 31, 2010, these options have been fully expensed.

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $94,314 and $237,986 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 9 – SUBSEQUENT EVENTS

During the three months ended March 31, 2010, Trans Energy drilled the Whipkey 1H and 2H. On May 7, 2010, Trans Energy completed the Whipkey 2H, a horizontal joint venture well with Republic Partners in Marshall County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract. We expect the well to be connected to the sales line by May 17, 2010. Trans Energy expects to complete the Whipkey 1H during the second quarter.

NOTE 10 – BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Three Months Ended March 31,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2010	$ 978,556	$ 101,311	$ 27,492	$ 1,107,359
	2009	1,367,181	164,051	1,029	1,532,261

Income (loss) from	2010	(29,287)	(77,335)	(604,685)	(711,307)
operations	2009	665,330	(73,029)	(618,866)	(26,565)

Interest expense	2010	551,015	--	--	551,015
	2009	736,628	--	--	736,628

Depreciation, depletion,	2010	547,066	2,709	--	549,775
amortization and accretion	2009	374,369	39,275	--	413,644

Property and equipment	2010	2,059,001	--	--	2,059,001
acquisitions, including	2009	3,891,388	78,644	--	3,970,032
oil and gas properties

Total assets, net of intercompany accounts:

March 31, 2010	$ 29,245,113	$ 658,729	$ --	$ 29,903,842
December 31, 2009	$ 30,554,379	$ 571,990	$ --	$ 31,126,369

Property and equipment acquisitions include accrued amounts and reclassifications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our 2009 Form 10-K. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information.

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

Results of Operations

Three months ended March 31, 2010 compared to March 31, 2009

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the three months ended March 31, 2010 and 2009. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

Three Months Ended
March 31,
2010	2009

Total revenues	100%	100%
Total costs and expenses	(164%)	(102%)
Loss from operations	(64%)	(2%)
Total other expenses	(45%)	(41%)
Net loss	(109%)	(43%)

Total revenues of $1,107,359 for the three months ended March 31, 2010 decreased $424,902 or 28% compared to $1,532,261 for the three months ended March 31, 2009, primarily due to a decrease in commodity prices, even though production increased. We focused our efforts during the first quarter of 2010 on our Marcellus Shale directional drilling program in Marshall County, West Virginia. We expect production increases from the drilling program throughout 2010.

Production costs increased $111,929 or 21% in the three months ended March 31, 2010 as compared to the same period for 2009, primarily due to an increase in production.

Depreciation, depletion, amortization and accretion expense increased $136,131 or 33% in the three months ended March 31, 2010 as compared to the same period for 2009, primarily due to an increase in our asset depreciation base.

Selling, general and administrative expense increased $11,780 or 2% in the three months ended March 31, 2010 as compared to the same period for 2009.

Interest expense decreased $185,613 or 25% in the three months ended March 31, 2010 as compared to the same period for 2009, primarily due to a decrease in interest rates and the $75,000 administrative fee paid during the three months ended March 31, 2009.

The gain on derivative contracts was $50,691 for the three months ended March 31, 2010 compared to a gain of $104,803 for the same period in 2009. This decrease in gain was primarily due to a smaller decrease in commodity prices in 2010.

Our net loss for the first quarter of 2010 was $1,206,207 compared to a net loss of $654,716 for the first quarter of 2009. This increase in net loss is primarily due to the overall decline in commodity prices and an increase in production costs and depreciation, depletion, amortization and accretion as compared to 2009.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At March 31, 2010, we had a working capital deficit of $27,378,878 compared to a deficit of $25,437,795 at December 31, 2009. This decrease in working capital is primarily attributed to the decrease in cash.

During the first three months of 2010, net cash used by operating activities was $1,459,386 compared to $1,823,002 for the same period of 2009. This increase in cash flow from operating activities is primarily due to a favorable change in accounts payable and accrued expenses.

We expect our cash flow provided by operations for 2010 to improve because of higher projected production from the drilling program and acquisitions, in addition to steady operating, general and administrative, interest and financing costs.

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

During the first three months of 2010, net cash used by investing activities was $1,980,338 compared to net cash used of $870,775 in 2009. We used $2,031,938 for the purchase of oil and gas properties and $27,063 to purchase property and equipment for the three month period ended March 31, 2010 compared to $449,702 for the purchase of oil and gas properties and $135,739 to purchase property and equipment for the three month period ended March 31, 2009.

During the first three months of 2010, net cash provided by financing activities was $73,469 compared to $2,149,966 in the same period of 2009. During the three months ended March 31, 2010, we borrowed $24,412 and repaid $26,110 in notes payable. During the three months ended March 31, 2009, we borrowed $2,000,000.

We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Wetzel, Marshall, Marion and Doddridge Counties, West Virginia and new transportation of gas for third parties on our 6-inch pipeline located in West Virginia. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities, sale of assets, or through an increase in the available credit facility with CIT Capital. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms.

Because of our continued losses, limited working capital, and need for additional funding, there is substantial doubt about our ability to continue as a going concern. Historically, our revenues have not been sufficient to cover operating costs. We will need to rely on increased operating revenues from new development, proceeds from the sale of assets, or debt or equity financings to allow us to continue as a going concern. There can be no assurance that we can or will be able to complete any debt or equity financing.

Critical accounting policies

We consider accounting policies related to our estimates of proved reserves, accounting for derivatives, share-based payments, accounting for oil and natural gas properties, asset retirement obligations and accounting for income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Inflation

In the opinion of our management, inflation has not had a material overall effect on our operations.

Recent Events

During the three months ended March 31, 2010, Trans Energy drilled the Whipkey 1H and 2H. On May 7, 2010, Trans Energy completed the Whipkey 2H, a horizontal joint venture well with Republic Partners in Marshall County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract. We expect the well to be connected to the sales line by May 17, 2010. Trans Energy expects to complete the Whipkey 1H during the second quarter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

Date: May 13, 2010	By /S/ JAMES K. ABCOUWER
JAMES K. ABCOUWER
Chief Executive Officer and Director

Date: May 13, 2010	By /S/ LISA A. CORBITT
LISA A. CORBITT
Chief Financial Officer