Form 10-Q
period 2010-06-30
TRANS ENERGY INC
filed 2010-08-16
CIK 919721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________	to __________

Commission File Number 0-23530

TRANS ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	93-0997412
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Don not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 16, 2010
Common Stock, $0.001 par value	12,531,078

PART I

Item 1. Financial Statements
TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	Unaudited	Audited

ASSETS

CURRENT ASSETS

Cash	$ 876,005	$ 4,602,170
Accounts receivable, trade	1,373,025	1,370,029
Accounts receivable, related parties	18,500	18,500
Advance Royalties	94,381	94,381
Accounts receivable due from non-operator, net	2,043,431	687,515
Note receivable	188,007	289,149
Deferred financing costs, net	-	105,413
Derivative assets	282,104	227,961

Total Current Assets	4,875,453	7,395,118

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $561,594 and $469,957, respectively	1,101,093	1,140,406

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	29,526,246	24,662,761
Unproved properties	2,034,583	1,242,144
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(6,025,876)	(4,983,747)

Oil and gas properties, net	26,922,393	22,308,598

OTHER ASSETS

Note receivable	-	54,444
Derivative assets	109,422	166,705
Advances to operator	9,000	9,000
Other assets	52,098	52,098

Total Other Assets	170,520	282,247

TOTAL ASSETS	$ 33,069,459	$ 31,126,369

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

	June 30,	December 31,
	2010	2009
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, trade	$ 5,523,807	$ 1,483,743
Accounts and notes payable, related party	2,150	581,008
Accrued expenses	738,843	891,641
Notes payable – current, net of unamortized discount of	30,057,262	29,876,521
$0 and $145,677, respectively
Total Current Liabilities	36,322,062	32,832,913

LONG-TERM LIABILITIES

Notes payable	34,951	66,832
Asset retirement obligations	210,922	202,366

Total Long-Term Liabilities	245,873	269,198

Total Liabilities	36,567,935	33,102,111

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized at $0.001 par value; 12,531,078 and 11,628,027 shares issued, respectively, and 12,529,078 and 11,626,027 shares outstanding, respectively	12,531	11,628
Additional paid-in capital	37,406,944	36,734,675
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(40,916,001)	(38,720,095)

Total Stockholders' Deficit	(3,498,476)	(1,975,742)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 33,069,459	$ 31,126,369

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES	$ 1,502,711	$ 1,504,773	$ 2,610,070	$ 3,037,034

COSTS AND EXPENSES

Production costs	560,999	492,597	1,197,714	1,017,383
Depreciation, depletion, amortization and accretion	593,945	520,901	1,143,720	934,545
Selling, general and administrative	626,799	786,641	1,258,975	1,407,037

Total Costs and Expenses	1,781,743	1,800,139	3,600,409	3,358,965

LOSS FROM OPERATIONS	(279,032)	(295,366)	(990,339)	(321,931)

OTHER INCOME (EXPENSES)

Interest income	4,191	9,786	9,799	13,960
Interest expense	(817,963)	(618,355)	(1,368,978)	(1,354,983)
Gain on derivative contracts	103,105	86,664	153,796	191,467
Loss on sale of assets	-	(1,312)	(184)	(1,812)

Total Other Income (Expenses)	(710,667)	(523,217)	(1,205,567)	(1,151,368)

NET LOSS BEFORE INCOME TAXES	(989,699)	(818,583)	(2,195,906)	(1,473,299)

INCOME TAXES	-	-	-	-

NET LOSS	$ (989,699)	$ (818,583)	$(2,195,906)	$(1,473,299)

LOSS PER SHARE – BASIC AND DILUTED	$ (0.08)	$ (0.08)	$ (0.18)	$ (0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING--BASIC AND DILUTED	12,531,078	10,667,815	12,308,914	10,618,768

 See notes to unaudited consolidated financial statements.

Consolidated Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2010
(Unaudited)

	Common Stock		Additional
			Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2009	11,628,027	$ 11,628	$ 36,734,675	$ (1,950)	$ (38,720,095)	$ (1,975,742)

Stock issued for services	12,500	12	14,363	-	-	14,375

Stock Option Compensation Expense	-	-	79,939	-	-	79,939

Stock issued for note conversion	890,551	891	577,967	-	-	578,858

Net loss	-	-	-	-	(2,195,906)	(2,195,906)

Balance, June 30, 2010	12,531,078	$ 12,531	$ 37,406,944	$ (1,950)	$ (40,916,001)	$ (3,498,476)

   See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,195,906)	$(1,473,299)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation, depletion, amortization and accretion	1,143,720	934,545
Amortization of financing cost and debt discount	251,092	268,864
Share-based compensation	94,314	570,286
Loss on sale of assets	184	1,812
Gain on derivative contracts	(153,796)	(191,467)
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,996)	(1,456,833)
Accounts receivable, related parties	-	1,200,536
Accounts receivable due from non-operator, net	(1,355,916)	291,845
Advance royalties and other assets	-	(68,764)
Accounts payable and accrued expenses	(843,026)	(832,566)
Net cash used by operating activities	(3,062,330)	(755,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable	-	(311,440)
Collections on note receivable	155,586	97,211
Proceeds from sale of assets	1,500	10,200
Expenditures for oil and gas properties	(925,632)	(2,644,328)
Expenditures for property and equipment	(55,406)	(152,986)
Net cash used by investing activities	(823,952)	(3,001,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from derivative contracts	156,936	353,947
Proceeds from notes payable	52,756	2,014,586
Payments on notes payable	(49,575)	(52,137)
Net cash provided by financing activities	160,117	2,316,396

NET CHANGE IN CASH	(3,726,165)	(1,439,988)

CASH, BEGINNING OF PERIOD	4,602,170	1,806,008

CASH, END OF PERIOD	$876,005	$366,020

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$1,151,093	$1,037,729
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	$4,730,292	$2,536,158
Conversion of related party debt to common stock	$578,858	$-

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc., (Trans Energy or the Company), pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company's financial statements are based on a number of significant judgments, assumptions, and estimates, including estimates of gas and oil reserve quantities, which are the basis for the calculation of depreciation, depletion, amortization and impairment of oil and gas properties and affect the asset retirement obligations. Reserve estimates are by their nature inherently imprecise.

Cash

Financial instruments that potentially subject the Company to a concentration of credit risk include cash.  At times, amounts may exceed federally insured limits and may exceed reported balances due to outstanding checks.  Management does not believe it is exposed to any significant credit risk on cash.

Receivables

Accounts receivable and notes receivable are carried at their expected net realizable value.  The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.  No allowance for doubtful accounts is deemed necessary at June 30, 2010 and December 31, 2009 by management and no bad debt expense was incurred during the six months ended June 30, 2010 and 2009.

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

The following is a description of the changes to Trans Energy's asset retirement obligations for the six months ended June 30:

	2010	2009
Asset retirement obligations at beginning of period	$ 202,366	$ 178,954
Liabilities incurred during the period	-	2,749
Accretion expenses	8,556	12,107
Asset retirement obligations at end of period	$ 210,922	$ 193,810

At June 30, 2010 and December 31, 2009, the Company’s current portion of the asset retirement obligation was $0.

Income Taxes

At June 30, 2010, the Company had net operating loss carry forwards (NOLS) for future years of approximately $35 million that may be offset against future taxable income through 2029.  Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

Commitments and Contingencies

The Company operates exclusively in the United States, entirely in West Virginia, in the business of oil and gas acquisition, exploration, development, exploitation and production. The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices, and the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. The Company’s ability to expand its reserve base and diversify its operations is also dependent upon the Company’s ability to obtain the necessary capital through operating cash flow, borrowings or equity offerings. Various federal, state and local governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the results of operations of the Company.

The Company has natural gas delivery commitments to Dominion Field Services, Inc. Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it will purchase gas at market prices to meet such commitments which will result in a gain or loss for the difference between the delivery commitment price and the price at which the Company is able to purchase the gas for redelivery (resale) to its customers.

Revenue and Cost Recognition

Trans Energy recognizes gas revenues upon delivery of the gas to the customers' pipeline from Trans Energy's pipelines when recorded as received by the customer's meter.  Trans Energy recognizes oil revenues when pumped and metered by the customer.  Trans Energy recognized $2,372,219 and $2,756,540 in oil and gas revenues for the six months ended June 30, 2010 and 2009, respectively.  Trans Energy uses the sales method to account for sales and imbalances of natural gas.  Under this method, revenues are recognized based on actual volumes sold to purchasers.  The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  Trans Energy had no imbalances as of June 30, 2010 and December 31, 2009. Costs associated with production are expensed in the period incurred.

Transportation revenue is recognized when earned and we have a contractual right to receive payment.  We recognized $181,866 and $278,302 of transportation revenue for the six months ended June 30, 2010 and 2009, respectively.

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

Trans Energy believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, note receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by Trans Energy on its notes payable approximate market rates.  The fair values of Trans Energy’s Level 2 financial assets consist of derivative assets, which are based on quoted commodity prices of the underlying commodity, market approach.  As of June 30, 2010 and December 31, 2009, Trans Energy did not have any Level 1 or 3 financial assets or liabilities.

The following tables summarize fair value measurement information for Trans Energy’s financial assets:

	As of June 30, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$391,526	$391,526	$-	$391,526	$-

	As of December 31, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$394,666	$394,666	$-	$394,666	$-

New Accounting Standards

Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”)

We adopted certain provisions of ASU No. 2010-06 as of January 1, 2010. These provisions require additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring additional fair value measurement disclosures. The adoption did not have a material impact on our financial statements or our disclosures, as we did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.

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

Accounting Standards Update No. 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”)

In July 2010, the FASB issued ASU 2010-20.  ASU 2010-20 amends disclosure requirements with respect to the credit quality of financing receivables and the related allowance for credit losses. Entities will be required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures will be effective for financial statements issued for fiscal years ending on or after December 15, 2010.  Since ASU 2010-20 will only amend disclosure requirements, not current accounting practice, the Company does not anticipate that adoption of this ASU will have any impact on the Company’s balance sheets, statements of income or statements of cash flows.

Trans Energy reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncement will have a material impact on the financial statements.

NOTE 2 – GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Trans Energy has incurred cumulative operating losses through June 30, 2010 of $40,916,001.  At June 30, 2010, Trans Energy had a stockholders’ deficit of $3,498,476 and a working capital deficit of $31,446,609, including its note payable which was due in June 2010 (See Note 7 for additional discussion).  Revenues during the six months ended June 30, 2010 were not sufficient to cover its operating costs and interest expense to allow it to continue as a going concern.  The potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development would enable Trans Energy to continue as a going concern.  There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing to fund operations in the future.  Trans Energy’s unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – NOTE RECEIVABLE

Trans Energy holds a promissory note agreement with Warren Drilling Co., Inc., an Ohio Corporation.  The purpose of the promissory note was to fund certain drilling equipment necessary to equip the rig for horizontal drilling. An initial advance in the amount of $302,280 was made on December 22, 2008, with a second advance in the amount of $311,440 made on February 4, 2009.  The note bears interest in the amount of 6.5% per annum, payable in monthly installments of $27,443 for 24 months.  As of June 30, 2010, the outstanding balance was $188,007, of which all was classified as current.  The note is secured by equipment of Warren Drilling, Co., for which an executed security agreement was filed with the promissory note.  Trans Energy has evaluated their relationship with Warren Drilling and has determined that Trans Energy does not have a controlling financial interest in Warren Drilling which would require consolidation.

NOTE 4 - PROPERTY AND EQUIPMENT

Total additions for property and equipment for the six months ended June 30, 2010 and 2009 were $55,406 and $152,986, respectively.  Depreciation, depletion and amortization expenses for property and equipment were $93,035 and $80,228 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 5 – OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the six months ended June 30, 2010 and 2009 were $5,655,924 and $5,180,486, respectively.  Depreciation, depletion, and amortization expenses on oil and gas properties were $1,042,129 and $842,210 for the six months ended June 30, 2010 and 2009, respectively.

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

As of June 30, 2010 and December 31, 2009 the natural gas derivative had a total fair value of $203,075 and $219,314, respectively.  Current portions consisted of $147,045 and $121,133, respectively.

Oil Derivatives

Trans Energy entered into participating commodity put and call options on crude oil as a costless collar. The oil costless collar is indexed to NYMEX WTI Oil prices. The following table shows the monthly volumes, the floor and ceiling prices.

Start	End	Volume	Floor	Ceiling
Month	Month	BBL/Month	$/BBL	$/BBL
Jul. ‘10	Dec. ‘10	488	$100	$172
Jan. ‘11	Dec. ‘11	449	$100	$172

As of June 30, 2010 and December 31, 2009 the oil derivative had a fair value of $188,451 and $175,352, respectively.  Current portions consisted of $135,059 and $106,828, respectively.

For the six months ended June 30, 2010, Trans Energy had total gains on the derivative contracts of $153,796, of which $156,936 was a realized gain and $3,140 was an unrealized loss.  During the six months ended June 30, 2009, Trans Energy had a total gain on the derivative contracts of $213,800, of which $353,947 was a realized gain and $140,147 was an unrealized loss.

Gas Purchase Agreements

Trans Energy has various agreements with Dominion Field Services, Inc. for fixed prices for gas transported through its pipeline.  The monthly volume ranges from 10,000 to 20,000 decatherm (“Dth”) per month, and fixed prices vary from $6.11/Dth to $10.81/Dth through April 2012. A decatherm is equal to one MMBTU.

NOTE 7 – NOTES PAYABLE

On June 22, 2007, Trans Energy finalized a financing agreement with CIT Capital USA Inc.  (“CIT”)  Under the terms of the agreement, CIT would lend up to $18,000,000 to Trans Energy in the form of a senior secured revolving credit facility with the ability to increase the credit facility to $30,000,000 with increased oil and gas reserves.    During the quarter ended September 30, 2008, CIT increased the credit facility to $30,000,000 due to increased reserves.

During the six months ended June 30, 2010, Trans Energy had no additional borrowings from CIT.  During the six months ended June 30, 2009, Trans Energy borrowed $2,000,000 from CIT which increased the total outstanding credit balance to $30,000,000, leaving no available credit facility.  The interest rate on this credit facility at June 30, 2010 was 7.75%.  Interest payment due dates are elected at the time of borrowing and range from monthly to six months. Principal payments were due at maturity on June 15, 2010 for all borrowings outstanding on that date.

On June 15, 2010 the Company received a written notice of maturity / reservation of rights from CIT with respect to the Company’s credit agreement in the form of a senior secured revolving credit facility. The credit facility matured on June 15, 2010 and CIT advised the Company that no further loans will be made under the agreement and that all indebtedness under the agreement is due and payable.

On June 18, 2010, CIT and the Company executed a forbearance letter agreement whereby CIT rescinded its June 15, 2010 notice of maturity. CIT agreed to forebear from exercising its rights and remedies against the Company and its property until June 25, 2010. The forbearance is subject to the conditions that the Company engages a financial restructuring consultant, reasonably acceptable to CIT, and pays to CIT an initial forbearance fee of $150,000 on or before June 25, 2010.

On June 18, 2010, the Company entered into an agreement with Oppenheimer & Co. Inc. whereby Oppenheimer will act as the Company's financial advisor and investment banker to assist in a possible restructuring plan and/or refinancing of the CIT credit agreement. On June 25, 2010, CIT and the Company executed a second forbearance agreement that extends the forbearance until July 2, 2010 and postpones the initial forbearance fee for one week. Under the extended forbearance agreement, the Company is obligated to pay the initial forbearance fee and an additional forbearance fee of $50,000 on or before July 2, 2010. The extended forbearance agreement expressly reserves CIT's right to exercise any and all rights and remedies available to it under the credit agreement. If the Company is unable to restructure the credit agreement or arrange for alternative financing, the agreement will be in default and the principal amount and accrued interest and fees would become immediately due.

On July 9, 2010, the Company and CIT entered into a forbearance letter agreement (the “July Forbearance Letter”) whereby CIT agreed to forebear from exercising its rights and remedies against the Company and its property until October 29, 2010. The July Forbearance Letter provides as follows: 1) The Company must submit to CIT an operating budget on a weekly basis and conduct bi-weekly status calls with CIT to review its operating budget and discuss any variances therefrom; 2) The Company must provide CIT with an updated monthly budget for calendar year 2010 on or before July 15, 2010 and an updated reserve report by July 31, 2010; 3) All outstanding forbearance fees, including outstanding delinquency charges payable pursuant to the forbearance letters of June 18, 2010 and June 25, 2010 and an additional delinquency charge of $100,000, are  payable  on the  earlier of (i) July 31, 2010 or (ii) upon the closing of the sale of certain assets by the Company. At the election of CIT, the forbearance fees are payable in either cash or five-year warrants to purchase shares of the Company's common stock; 4) The Company shall retain Oppenheimer & Co. Inc. as its restructuring advisor during the forbearance period; 5) If the Company sells assets, it shall be permitted to retain the first $5 million of cash proceeds and all additional amounts realized would be applied to the outstanding debt to CIT; 6) If any portion of the debt remains outstanding, the Company will be obligated to pay an additional forbearance fee of $150,000 on September 15, 2010 and $150,000 on October 29, 2010, payable in either cash or five-year warrants to purchase shares of the Company's common stock;  7) The outstanding debt will continue to accrue interest until paid. The aggregate indebtedness, including accrued interest, fees and expenses, was $32,320,239.

On July 16, 2010, Trans Energy expanded its joint venture with Republic Energy Ventures, LLC into Marion and Tyler counties in West Virginia, building upon its already successful operating areas in Wetzel and Marshall counties. As part of this expansion, the Company sold Republic a 50% working interest in approximately 5,000 net acres in Marion County and approximately 2,600 net acres in Tyler County and a small overriding royalty position on over 6,000 net acres in Wetzel County for cash proceeds of $23,500,000 and drilling credits of approximately $3,500,000. The Company repaid $15,000,000 on its senior credit facility and retained $5,000,000 for working capital to develop its position in the Marcellus shale and for general corporate purposes.  The remaining $3,500,000 was paid to Sancho Oil & Gas Corporation (“Sancho”) to satisfy the Company’s option to purchase approximately 2,600 acres in Tyler County, West Virginia.  Loren E. Bagley, a director of the Company, is the President of Sancho.

The Company is working with its financial advisor and investment banker in an effort to restructure the credit agreement, sell certain assets or arrange for alternative financing. If the Company is unable to restructure the credit agreement or arrange for alternative financing, the agreement will be in default and the principal amount and accrued interest and fees would become immediately due.

On July 16, 2010, in order to settle the forbearance fees with CIT, the Company issued a warrant to CIT to purchase up to 96,138 shares of the Company’s common stock at $3.12 per share.  The warrant is immediately exercisable.

For the six months ended June 30, 2010, Trans Energy received two additional loans that totaled $52,756 for the purchase of property and equipment.  These loans have interest rates of 4.95% and 5.0%, respectively, and are payable over 24 months.  The collateral securing the notes include the related assets purchased.

NOTE 8 – EQUITY

On January 1, 2008, Trans Energy granted 450,000 common stock options to an officer and an employee under the long term incentive bonus program.  The options vest quarterly over two years and have a five year term.  The stock options were granted at an exercise price of $0.80 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued at $315,886 using the Black Scholes valuation model.  The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $0 and $78,972 of share-based compensation expense was recorded during the six months ended June 30, 2010 and 2009, respectively.

On January 1, 2008, Trans Energy granted 260,000 shares of common stock to three employees under the long term incentive bonus program.  The 260,000 shares are not performance based and vest quarterly over two years, subject to ongoing employment.  These shares were valued at $208,000 using the fair market value of the common stock at the date of grant and will be amortized to  compensation expense quarterly  over  two years.  On January 1, 2009, Trans Energy granted 345,000  shares of common stock to  four employees under the long term incentive bonus program.  The 345,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment.  These shares were valued at $690,000 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over one year.  During the six months ended June 30, 2010 and 2009, we recorded $0 and $397,000 of share-based compensation related to these shares, respectively.

On April 8, 2009, Trans Energy granted 375,000 common stock options to four key employees under the long term incentive bonus program. These options are being amortized to share-based compensation expense quarterly over the vesting period, for which $70,534 of share-based compensation expense was recorded during the six month period ended June 30, 2010 and 2009.  As of June 30, 2010, these options have been fully expensed.

On May 14, 2009, Trans Energy granted 50,000 shares of common stock to one key employee under the long term incentive bonus program.  The 50,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment.  These shares were valued at $57,500, using the fair market value of the common stock at the date of grant and are amortized to compensation expense quarterly over one year.  During the six months ended June 30, 2010 and 2009, Trans Energy recorded $14,375 of share-based compensation related to these shares.  As of June 30, 2010, this award has been fully expensed.  Also on May 14, 2009, Trans Energy also granted 50,000 common stock options to this employee under the long term incentive bonus program.  The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $9,405 of share-based compensation expense was recorded during the six month period ended June 30, 2010 and 2009.  As of June 30, 2010, these options have been fully expensed.

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $94,314 and $570,286 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On July 9, 2010, the Company and CIT entered into a forbearance letter agreement (the “July Forbearance Letter”) whereby CIT agreed to forebear from exercising its rights and remedies against the Company and its property until October 29, 2010. (See Note 7 for additional discussion)

On July 16, 2010, Trans Energy expanded its joint venture with Republic Energy Ventures, LLC into Marion and Tyler counties in West Virginia, building upon its already successful operating areas in Wetzel and Marshall counties. As part of this expansion, the Company sold Republic a 50% working interest in approximately 5,000 net acres in Marion County and approximately 2,600 net acres in Tyler County and a small overriding royalty position on over 6,000 net acres in Wetzel County for cash proceeds of $23,500,000 and drilling credits of approximately $3,500,000. The Company repaid $15,000,000 on its senior credit facility and retained $5,000,000 for working capital to develop its position in the Marcellus shale and for general corporate purposes.  The remaining $3,500,000 was paid to Sancho Oil & Gas Corporation (“Sancho”) to satisfy the Company’s option to purchase approximately 2,600 acres in Tyler County, West Virginia.  Loren E. Bagley, a director of the Company, is the President of Sancho.

On July 16, 2010, in order to settle the forbearance fees with CIT, the Company issued a warrant to CIT to purchase up to 96,138 shares of the Company’s common stock at $3.12 per share.  The warrant is immediately exercisable.

NOTE 10 – BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Three Months Ended June 30,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2010	$ 1,393,663	$ 80,555	$ 28,493	$ 1,502,711
	2009	1,389,359	114,251	1,163	1,504,773

Income (loss) from	2010	386,839	(63,841)	(602,030)	(279,032)
operations	2009	636,028	(147,257)	(784,137)	(295,366)

Interest expense	2010	817,963	--	--	817,963
	2009	618,355	--	--	618,355

Depreciation, depletion,	2010	591,238	2,707	--	593,945
amortization and accretion	2009	481,020	39,881	--	520,901

Property and equipment	2010	3,652,329	--	--	3,652,329
acquisitions, including	2009	1,411,777	108,951	--	1,520,728
oil and gas properties

	For the Six Months Ended June 30,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2010	$ 2,372,219	$ 181,866	$ 55,985	$ 2,610,070
	2009	2,756,540	278,302	2,192	3,037,034

Income (loss) from	2010	357,552	(141,171)	(1,206,714)	(990,525)
operations	2009	1,301,358	(220,286)	(1,403,003)	(321,931)

Interest expense	2010	1,368,978	--	--	1,368,978
	2009	1,354,983	--	--	1,354,983

Depreciation, depletion,	2010	1,138,304	5,416	--	1,143,720
amortization and accretion	2009	855,389	79,156	--	934,545

Property and equipment	2010	5,711,330	--	--	5,711,330
acquisitions, including	2009	5,303,165	30,307	--	5,333,472
oil and gas properties

Total assets, net of intercompany accounts:
June 30, 2010	$ 32,584,366	$ 485,093	$ --	$ 33,069,459
December 31, 2009	$ 30,554,379	$ 571,990	$ --	$ 31,126,369

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

Our primary focus will continue to be the development of the Marcellus Shale through directional drilling.  We believe that our acreage position will allow us to grow organically through drilling in the near term.  This position continues to present attractive opportunities to expand our reserve base through field extensions.

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

Results of Operations

Three months ended June 30, 2010 compared to June 30, 2009

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the three months ended June 30, 2010 and 2009.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended
	June 30,
	2010	2009
	100%	100%
Total revenues	119%	120%
Total costs and expenses	(19%)	(20%)
Loss from operations	(47%)	(35%)
Total other expenses	(66%)	(55%)
Net loss

Total revenues of $1,502,711 for the three months ended June 30, 2010 decreased $2,062 or 0% compared to $1,504,773 for the three months ended June 30, 2009, primarily due to a decrease in commodity prices, even though production increased.  We focused our efforts during the first six months of 2010 on our Marcellus Shale directional drilling program in Marshall County, West Virginia.  We expect production to increase from the drilling program throughout 2010.

Production costs increased $68,402 or 14% for the three months ended June 30, 2010 as compared to the same period for 2009, primarily due to an increase in production.

Depreciation, depletion, amortization and accretion expense increased $73,044 or 14% for the three months ended June 30, 2010 as compared to the same period for 2009, primarily due to an increase in our asset depreciation base.

Selling, general and administrative expense decreased $159,842 or 20% for the three months ended June 30, 2010 as compared to the same period for 2009, primarily due to the expiration of stock and option awards.

Interest expense increased $199,608 or 32% for the three months ended June 30, 2010 as compared to the same period for 2009, primarily due to an increase in interest rates.

The gain on derivative contracts was $103,105 for the three months ended June 30, 2010 compared to a gain of $86,664 for the same period in 2009.  This increase in gain was primarily due to a decrease in commodity prices at June 30, 2010.

Net loss for the three months ended June 30, 2010 was $989,699 compared to a net loss of $818,583 for the same period of 2009.  This increase in net loss is primarily due to an increase in production costs, depreciation, depletion, amortization and accretion and interest expense offset by a decrease in selling, general and administrative expenses as compared to 2009.

Six months ended June 30, 2010 compared to June 30, 2009

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the six months ended June 30, 2010 and 2009.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Six Months Ended
	June 30,
	2010	2009
	100%	100%
Total revenues	138%	110%
Total costs and expenses	(38%)	(10%)
Loss from operations	(46%)	(37%)
Total other expenses	(84%)	(47%)
Net loss

Total revenues of $2,610,070 for the six months ended June 30, 2010 decreased $426,964 or 14% compared to $3,037,034 for the six months ended June 30, 2009, primarily due to a decrease in commodity prices, even though production increased.  We focused our efforts during the first six months of 2010 on our Marcellus Shale directional drilling program in Marshall County, West Virginia.  We expect production to increase from the drilling program throughout 2010.

Production costs increased $180,331 or 18% for the six months ended June 30, 2010 as compared to the same period for 2009, primarily due to an increase in production.

Depreciation, depletion, amortization and accretion expense increased $209,175 or 22% for the six months ended June 30, 2010 as compared to the same period for 2009, primarily due to an increase in our asset depreciation base.

Selling, general and administrative expense decreased $148,062 or 11% for the six months ended June 30, 2010 as compared to the same period for 2009 primarily due to the expiration of stock and option awards.

Interest expense increased $13,995 or 1% for the six months ended June 30, 2010 as compared to the same period for 2009, primarily due to an increase in interest rates.

The gain on derivative contracts was $153,796 for the six months ended June 30, 2010 compared to a gain of $191,467 for the same period in 2009.  This decrease in gain was primarily due to a smaller decrease in commodity prices at June 30, 2010.

Net loss for the six months ended June 30, 2010 was $2,195,906 compared to a net loss of $1,473,299 for the same period of 2009.  This increase in net loss is primarily due to the overall decline in commodity prices, an increase in production costs, and depreciation, depletion, amortization and accretion, offset by a decrease in selling, general and administrative expenses as compared to 2009.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds.  At June 30, 2010, we had a working capital deficit of $31,446,609 compared to a deficit of $25,437,795 at December 31, 2009.  This decrease in working capital is primarily attributed to the decrease in cash, an increase in accounts and notes payable net of an increase in accounts receivable.

During the first six months of 2010, net cash used by operating activities was $3,062,330 compared to $755,041 for the same period of 2009.  This change in cash flow from operating activities is primarily due to an increase in accounts receivable due from non-operator and a decrease in accounts payable and accrued expenses.

We expect our cash flow provided by operations for 2010 to improve because of higher projected production from the drilling program and acquisitions, in addition to steady general and administrative expenses.

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

During the first six months of 2010, net cash used by investing activities was $823,952 compared to $3,001,343 in the same period of 2009.  We used $927,305 for the purchase of oil and gas properties and $55,406 to purchase property and equipment for the six month period ended June 30, 2010 compared to $2,644,328 for the purchase of oil and gas properties and $152,986 to purchase property and equipment for the six month period ended June 30, 2009.

During the first six months of 2010, net cash provided by financing activities was $160,117 compared to $2,316,396 in the same period of 2009.  The 2010 amount was primarily proceeds from derivative contracts.  During the six months ended June 30, 2010, we borrowed $52,756 and repaid $49,575 in notes payable. During the six months ended June 30, 2009, we borrowed $2,014,586 and repaid $52,137 in notes payable.

We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Wetzel, Marshall, Marion and Doddridge Counties, West Virginia and new transportation of gas for third parties on our 6-inch pipeline located in West Virginia.  In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities, sale of assets, or through an increase in the available credit facility.  There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms.

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

Recent Events

On May 7, 2010, Trans Energy completed the Whipkey 2H, a horizontal joint venture well with Republic Partners in Marshall County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale.  Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract.  On May 28, 2010, Trans Energy completed the Whipkey 1H, a horizontal joint venture well with Republic Partners in Marshall County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale.  Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract.

On July 9, 2010, the Company and CIT entered into a forbearance letter agreement (the “July Forbearance Letter”) whereby CIT agreed to forebear from exercising its rights and remedies against the Company and its property until October 29, 2010.

On July 16, 2010, Trans Energy expanded its joint venture with Republic Energy Ventures, LLC into Marion and Tyler counties in West Virginia, building upon its already successful operating areas in Wetzel and Marshall counties. As part of this expansion, the Company sold Republic a 50% working interest in approximately 5,000 net acres in Marion County and approximately 2,600 net acres in Tyler County and a small overriding royalty position on over 6,000 net acres in Wetzel County for cash proceeds of $23,500,000 and drilling credits of approximately $3,500,000. The Company repaid $15,000,000 on its senior credit facility and retained $5,000,000 for working capital to develop its position in the Marcellus shale and for general corporate purposes.  The remaining $3,500,000 was paid to Sancho Oil & Gas Corporation (“Sancho”) to satisfy the Company’s option to purchase approximately 2,600 acres in Tyler County, West Virginia.  Loren E. Bagley, a director of the Company, is the President of Sancho.

On July 16, 2010, in order to settle the forbearance fees with CIT, the Company issued a warrant to CIT to purchase up to 96,138 shares of the Company’s common stock at $3.12 per share.  The warrant is immediately exercisable.

Forward-looking and Cautionary Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.  When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and our future plans of operations, business strategy, operating results, and financial position.  We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.  These risks and uncertainties, many of which are beyond our control, include:

•	the ability to continue as a going concern;

•	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties involved in the rate of growth of our business and acceptance of any products or services;

•	success of our drilling activities;

•	production volumes;

•	realized natural gas and oil prices;

•	volatility of the stock market, particularly within the energy sector; and

•	general economic conditions.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, management concluded that our disclosure controls and procedures were effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      (Removed and Reserved)

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2            Certification of Chief Financial Officer Pursuant to Section 302 of theSarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2             Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2010	TRANS ENERGY, INC.

By: /S/ JOHN G. CORP
JOHN G. CORP
President

August 16, 2010	By /S/ LISA A. CORBITT
LISA A. CORBITTs
Chief Financial Officer