Form 10-Q
period 2010-09-30
TRANS ENERGY INC
filed 2010-11-15
CIK 919721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2010
Common Stock, $0.001 par value	12,531,078

Table of Contents

Heading		Page

PART I. FINANCIAL INFORMATION
		3
Item 1.	Financial Statements

	Consolidated Balance Sheets -- September 30,2010 (Unaudited) and	3
	December 31, 2009 (Audited)

	Constolidated Statements of Operations -- Three and Nine Months Ended	5
	September 30,2010 and 2009 (Unaudited)

	Consolidated Statement of Stockholders' Equity (Deficit) -- Nine Months	6
	Ended September 30, 2010 (Unaudited)

	Consolidated Statements of Cash Flows -- Nine Months Ended	7
	September 30, 2010 and 2009 (Unaudited)

	Notes to Consllidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	20

Item 4.	Controls and Procedures	24

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4	.(Removed and Reserved)	25

Item 5.	Other Information	25

Item 6	.Exhibits	25

	Signatures	26

PART I

Item 1. Financial Statements
TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	Unaudited	Audited
ASSETS

CURRENT ASSETS

Cash	$1,296,415	$4,602,170
Accounts receivable, trade	1,347,126	1,370,029
Accounts receivable, related parties	18,500	18,500
Advance Royalties	109,381	94,381
Accounts receivable due from non-operator, net	4,063,910	687,515
Note receivable	135,014	289,149
Deferred financing costs, net	-	105,413
Derivative assets	281,515	227,961

Total Current Assets	7,251,861	7,395,118

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $609,931 and $469,957, respectively	1,147,608	1,140,406

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	32,498,479	24,662,761
Unproved properties	4,397,583	1,242,144
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(6,743,280)	(4,983,747)

Oil and gas properties, net	31,540,222	22,308,598

OTHER ASSETS

Note receivable	-	54,444
Derivative assets	42,913	166,705
Advances to operator	9,000	9,000
Other assets	50,952	52,098

Total Other Assets	102,865	282,247

TOTAL ASSETS	$40,042,556	$31,126,369

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2010	2009
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable, trade	$3,379,519	$1,483,743
Accounts and notes payable, related party	2,150	581,008
Accrued expenses	509,372	891,641
Income tax payable	450,000	-
Notes payable – current, net of unamortized discount of $0 and $145,677, respectively	15,064,347	29,876,521

Total Current Liabilities	19,405,388	32,832,913

LONG-TERM LIABILITIES

Notes payable	31,546	66,832
Asset retirement obligations	215,200	202,366

Total Long-Term Liabilities	246,746	269,198

Total Liabilities	19,652,134	33,102,111

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	-	-
Common stock; 500,000,000 shares authorized at $0.001 par value; 12,531,078 and 11,628,027 shares issued, respectively, and 12,529,078 and 11,626,027 shares outstanding, respectively	12,531	11,628
Additional paid-in capital	37,717,388	36,734,675
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(17,337,547)	(38,720,095)

Total Stockholders' Equity (Deficit)	20,390,422	(1,975,742)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$40,042,556	$31,126,369

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES	$ 2,033,236	$ 1,111,891	$ 4,643,306	$ 4,148,925

COSTS AND EXPENSES

Production costs	601,853	454,479	1,799,567	1,471,862
Depreciation, depletion, amortization and accretion	783,143	286,363	1,926,863	1,220,908
Selling, general and administrative	1,258,749	722,753	2,517,724	2,129,790

Total Costs and Expenses	2,643,745	1,463,595	6,244,154	4,822,560

LOSS FROM OPERATIONS	(610,509)	(351,704)	(1,600,848)	(673,635)

OTHER INCOME (EXPENSES)

Interest income	2,252	13,132	12,051	27,092
Interest expense	(182,259)	(614,122)	(1,551,237)	(1,969,105)
Gain (loss) on derivative contracts	22,000	(318,971)	175,796	(127,504)
Gain (loss) on sale of assets	24,796,970	522	24,796,786	(1,290)

Total Other Income (Expenses)	24,638,963	(919,439)	23,433,396	(2,070,807)

NET INCOME (LOSS) BEFORE INCOME TAXES	24,028,454	(1,271,143)	21,832,548	(2,744,442)

INCOME TAXES	450,000	-	450,000	-

NET INCOME (LOSS)	$ 23,578,454	$ (1,271,143)	$ 21,382,548	$(2,744,442)

EARNINGS (LOSS) PER SHARE – BASIC	$ 1.88	$ (0.12)	$ 1.73	$ (0.26)

EARNINGS (LOSS) PER SHARE - DILUTED	$ 1.66	$ (0.12)	$ 1.65	$ (0.26)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	12,531,078	10,809,065	12,383,783	10,682,897

WEIGHTED AVERAGE SHARES OUTSTANDING –DILUTED	14,186,089	10,809,065	12,935,453	10,682,897

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIAR
Consolidated Statement of Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2010
(Unaudited)

	Common Stock		Additional
			Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2009	11,628,027	$11,628	$36,734,675	$(1,950)	$(38,720,095)	$(1,975,742)

Stock issued for services	12,500	12	14,363	-	-	14,375

Stock Option Compensation Expense	-	-	79,939	-	-	79,939

Warrants issued for outside services	-	-	310,444	-	-	310,444

Stock issued for note conversion	890,551	891	577,967	-	-	578,858

Net income	-	-	-	-	21,382,548	21,382,548

Balance, September 30,2010	12,531,078	$12,531	$37,717,388	$(1,950)	$(17,337,547)	$20,390,422

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,382,548	$(2,744,442)
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Depreciation, depletion, amortization and accretion	1,926,863	1,220,908
Amortization of financing cost and debt discount	251,092	405,161
Warrants issued for outside services	310,444	-
Share-based compensation	94,314	902,585
(Gain) loss on sale of assets	(24,796,786)	1,290
(Gain) loss on derivative contracts	(175,796)	127,504
Changes in operating assets and liabilities:
Accounts receivable, trade	22,903	(496,065)
Accounts receivable, related parties	-	1,215,036
Accounts receivable due from non-operator, net	(3,376,395)	557,032
Advance royalties and other assets	(13,854)	(84,381)
Accounts payable and accrued expenses	(1,039,954)	(1,363,508)
Income tax payable	450,000	-
Net cash used by operating activities	(4,964,621)	(258,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable	-	(311,440)
Collections on note receivable	208,579	194,205
Proceeds from sale of assets	23,501,500	13,700
Expenditures for oil and gas properties	(7,153,890)	(3,109,370)
Expenditures for property and equipment	(150,218)	(232,018)
Net cash provided (used) by investing activities	16,405,971	(3,444,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from derivative contracts	246,034	483,600
Proceeds from notes payable	76,215	2,047,274
Payments on notes payable	(15,069,350)	(77,945)
Net cash (used) provided by financing activities	(14,747,105)	2,452,929

NET CHANGE IN CASH	(3,305,755)	(1,250,874)

CASH, BEGINNING OF PERIOD	4,602,170	1,806,008

CASH, END OF PERIOD	$1,296,415	$555,134

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$1,561,848	$1,613,831
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	$2,553,461	$2,439,449
Conversion of related party debt to common stock	$578,858	$-
Increase in asset retirement obligation	$3,091	$2,749

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc., (Trans Energy or the Company), pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Receivables

Accounts receivable and notes receivable are carried at their expected net realizable value.  The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, estimates of the recoverability of the amounts due could be overstated, which could have a negative impact on operations.  No allowance for doubtful accounts is deemed necessary at September 30, 2010 and December 31, 2009 by management and no bad debt expense was incurred during the nine months ended September 30, 2010 and 2009.

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

The following is a description of the changes to Trans Energy's asset retirement obligations for the nine months ended September 30:

	2010	2009

Asset retirement obligations at beginning of period	$202,366	$178,954
Liabilities incurred during the period	3,091	2,749
Accretion expense	9,743	16,385
Asset retirement obligations at end of period	$215,200	$198,088

At September 30, 2010 and December 31, 2009, the Company’s current portion of the asset retirement obligation was $0.

Income Taxes

At December 31, 2009, the Company had net operating loss carry forwards (NOLs) of approximately $34 million that will be offset against 2010 and future taxable income through 2029.  The current tax provision of $450,000 for the three months ended September 30, 2010 is an estimate of the alternative minimum tax that will not be offset by the NOLs. No tax benefit has been reported in the consolidated financial statements for the remaining NOLs or AMT credit since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue and Cost Recognition

Trans Energy recognizes gas revenues upon delivery of the gas to the customers' pipeline from Trans Energy's pipelines when recorded as received by the customer's meter.  Trans Energy recognizes oil revenues when pumped and metered by the customer.  Trans Energy recognized $4,338,966 and $3,809,546 in oil and gas revenues for the nine months ended September 30, 2010 and 2009, respectively.  Trans Energy uses the sales method to account for sales and imbalances of natural gas.  Under this method, revenues are recognized based on actual volumes sold to purchasers.  The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  Trans Energy had no imbalances as of September 30, 2010 and December 31, 2009. Costs associated with production are expensed in the period incurred.

Transportation revenue is recognized when earned and we have a contractual right to receive payment.  We recognized $241,013 and $329,306 of transportation revenue for the nine months ended September 30, 2010 and 2009, respectively.

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

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Trans Energy believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, note receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by Trans Energy on its notes payable approximate market rates.  The fair values of Trans Energy’s Level 2 financial assets consist of derivative assets, which are based on quoted commodity prices of the underlying commodity, market approach.  As of September 30, 2010 and December 31, 2009, Trans Energy did not have any Level 1 or 3 financial assets or liabilities.

The following tables summarize fair value measurement information for Trans Energy’s financial assets:

	As of September 30, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$324,428	$324,428	$-	$324,428	$-

	As of December 31, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$394,666	$394,666	$-	$394,666	$-

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

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 – GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Trans Energy has incurred cumulative operating losses through September 30, 2010 of $17,337,547.  At September 30, 2010, Trans Energy had a stockholders’ surplus of $20,390,422 but a working capital deficit of $12,153,527, including its note payable which was due in June 2010 (See Note 7 for additional discussion).  Revenues from operations during the nine months ended September 30, 2010, were not sufficient to cover operating costs and interest expense to allow it to continue as a going concern.  During the three months ended September 30, 2010, the Company received $23,500,000 from the sale of certain acreage.  Additional proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development would enable Trans Energy to continue as a going concern.  There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing to fund operations in the future.  Trans Energy’s unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – NOTE RECEIVABLE

Trans Energy holds a promissory note agreement with Warren Drilling Co., Inc., an Ohio Corporation.  The purpose of the promissory note was to fund certain drilling equipment necessary to equip the rig for horizontal drilling. An initial advance in the amount of $302,280 was made on December 22, 2008, with a second advance in the amount of $311,440 made on February 4, 2009.  The note bears interest in the amount of 6.5% per annum, payable in monthly installments of $27,443 for 24 months.  As of September 30, 2010, the outstanding balance was $135,014, of which all was classified as current.  The note is secured by equipment of Warren Drilling, Co., for which an executed security agreement was filed with the promissory note.  Trans Energy has evaluated their relationship with Warren Drilling and has determined that Trans Energy does not have a controlling financial interest in Warren Drilling which would require consolidation.

NOTE 4 - PROPERTY AND EQUIPMENT

Total additions for property and equipment for the nine months ended September 30, 2010 and 2009 were $150,218 and $232,018, respectively.  Depreciation, depletion and amortization expenses for property and equipment were $141,332 and $124,181 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 5 – OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the nine months ended September 30, 2010 and 2009 were $9,707,351 and $3,109,370, respectively.  Depreciation, depletion, and amortization expenses on oil and gas properties were $1,775,788 and $1,080,342 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 6 – SALE OF OIL AND GAS ACREAGE

On July 16, 2010, Trans Energy expanded its joint venture with Republic Energy Ventures, LLC into Marion and Tyler Counties in West Virginia, building upon its already successful operating areas in Wetzel and Marshall Counties.

As part of this expansion, the Company sold to Republic a 50% interest in certain  Marion County, West Virginia acreage. The total acreage consists of 2,539.25 acres, of which 284 acres are subject to pooling provisions, and 2,545.25 acres of undeveloped leases and 189.56 acres of other mineral leases. For the 50% interest, Republic paid the Company $5,500 per net acre. Republic required that all the Marion leases have pooling provision included, but because it was not possible to secure the necessary pooling amendments prior to the closing, Republic withheld 20% of the proceeds of the sale until the pooling provisions are secured. Accordingly, the total purchase price paid by Republic, less the 20% holdback, was $13,263,284.

The Company also sold to Republic a 50% interest in 2,613.28 acres located in Tyler County for $4,000 per net acre. Republic also withheld 20% of the purchase price on 1,325.97 acres not subject to pooling provisions as insurance that pooling provisions will be added to the leases. The total purchase price paid by Republic, less the 20% holdback, was $4,696,164.

In addition, Republic purchased all overriding royalty interests previously reserved by the Company in a prior assignment of leasehold working interests in Wetzel County, West Virginia under a Farm-Out and Area of Joint Development Agreement with Republic entered in April 2007. The purchase price paid by Republic was $9,000,000. As a result of this transaction, both the Company and Republic now have the same net royalty interest in the Wetzel County property.

Finally, the Company assigned to Republic, certain production purchase or sale agreements, net profits agreements, farm out agreements, operating agreements, poling and other agreements relating to properties being sold. Republic also received an undivided 50% interest in all of the Company’s surface interests, rights-of-way, easements, leases, permits, licenses and other similar rights and interests in connection with the properties being sold.

The total purchase price for the above properties was $26,959,448. Republic paid to the Company $23,500,000 in cash and the balance of $3,459,448 was deemed a drilling credit. The Company applied $15,000,000 of the cash proceeds to reduce its credit facility with CIT Capital USA Inc. (See Note 7 for additional discussion) and retained approximately $5,000,000.

The balance of the proceeds of $3,500,000 was used to satisfy a certain option agreement with Sancho Oil and Gas Corporation. Previously, the Company acquired an option to purchase from Sancho 2,613.28 net acres located in Tyler County, West Virginia. Under the terms of the Agreement, Republic agreed to pay to Sancho $3,500,000 to acquire the acreage and satisfy the option. Loren E. Bagley, a director of the Company, is the President of Sancho Oil & Gas.

NOTE 7 – DERIVATIVE AND OTHER HEDGING INSTRUMENTS

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

As of September 30, 2010 and December 31, 2009 the natural gas derivative had a total fair value of $225,112 and $219,314, respectively.  Current portions consisted of $198,490 and $121,133, respectively.

Oil Derivatives

Trans Energy entered into participating commodity put and call options on crude oil as a costless collar. The oil costless collar is indexed to NYMEX WTI Oil prices. The following table shows the monthly volumes, the floor and ceiling prices.

Start	End	Volume	Floor	Ceiling
Month	Month	BBL/Month	$/BBL	$/BBL
Oct. ‘10	Dec. ‘10	488	$100	$172
Jan. ‘11	Dec. ‘11	449	$100	$172

As of September 30, 2010 and December 31, 2009 the oil derivative had a fair value of $99,316 and $175,352, respectively.  Current portions consisted of $83,025 and $106,828, respectively.

For the nine months ended September 30, 2010, Trans Energy had net gains on the derivative contracts of $175,796, of which $246,033 was a realized gain and $70,237 was an unrealized loss.  During the nine months ended September 30, 2009, Trans Energy had a net loss on the derivative contracts of $127,504, of which $483,600 was a realized gain and $611,104 was an unrealized loss.

Gas Purchase Agreements

Trans Energy has various agreements with Dominion Field Services, Inc. for fixed prices for gas transported through its pipeline.  The monthly volume ranges from 10,000 to 20,000 decatherm (“Dth”) per month, and fixed prices vary from $6.11/Dth to $10.81/Dth through April 2012. A decatherm is equal to one MMBTU.

NOTE 8 – NOTES PAYABLE

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

During the nine months ended September 30, 2010, Trans Energy had no additional borrowings from CIT.  During the nine months ended September 30, 2009, Trans Energy borrowed $2,000,000 from CIT which increased the total outstanding credit balance to $30,000,000, leaving no available credit facility.  The interest rate on this credit facility at September 30, 2010 was 9.5%.  Interest payment due dates are elected at the time of borrowing and range from monthly to six months. Principal payments were due at maturity on June 15, 2010 for all borrowings outstanding on that date.

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

On June 18, 2010, the Company entered into an agreement with Oppenheimer & Co. Inc. whereby Oppenheimer will act as the Company's financial advisor and investment banker to assist in a possible restructuring plan and/or refinancing of the CIT credit agreement. On June 25, 2010, CIT and the Company executed a second forbearance agreement that extended the forbearance until July 2, 2010 and postpones the initial forbearance fee for one week. Under the extended forbearance agreement, the Company is obligated to pay the initial forbearance fee and an additional forbearance fee of $50,000 on or before July 2, 2010. The extended forbearance agreement expressly reserves CIT's right to exercise any and all rights and remedies available to it under the credit agreement. If the Company is unable to restructure the credit agreement or arrange for alternative financing, the agreement will be in default and the principal amount and accrued interest and fees would become immediately due.

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

NOTE 8 – NOTES PAYABLE (continued)

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

On September 15, 2010, in order to settle the forbearance fees with CIT, the Company issued a warrant to CIT to purchase up to 46,577 shares of the Company’s common stock at $3.22 per share.  The warrant is immediately exercisable.

On October 29, 2010, the Company and CIT entered into a forbearance letter agreement (the "October Forbearance Letter"), whereby CIT agreed to forebear from exercising its rights and remedies against the Company and its property until December 31, 2010.  The October Forbearance Letter extends the terms and provisions of the earlier forbearance agreement between the parties entered into on July 9, 2010 (the "July Forbearance Letter") that extended the forbearance period to October 29, 2010.

In addition, the October Forbearance Letter requires the Company to pay  CIT a deferral fee of $50,000 on November 15, 2010, November 30, 2010, December 15, 2010 and December 31, 2010 if, on any such date, any of the principal of and interest on the Credit Agreement have not been repaid in full. In the event the Company enters into a firm commitment for financing with a third party to repay the debt under the Credit Agreement, each deferral fee not then due will be reduced to $25,000. Any deferral fee paid prior to receiving such firm commitment for financing will not be reduced retroactively. At the option of CIT, each deferral fee is payable in either cash or five-year warrants to purchase shares of the Company's common stock.

For the nine months ended September 30, 2010, Trans Energy received three additional loans that totaled $76,215 for the purchase of property and equipment.  These loans have interest rates of 4.95% to 6.5%, and are payable over 24 to 36 months.  The collateral securing the notes include the related assets purchased.

NOTE 9 – EQUITY

On January 1, 2008, Trans Energy granted 450,000 common stock options to an officer and an employee under the long term incentive bonus program.  The options vest quarterly over two years and have a five year term.  The stock options were granted at an exercise price of $0.80 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued at $315,886 using the Black Scholes valuation model.  The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $0 and $118,457 of share-based compensation expense was recorded during the nine months ended September 30, 2010 and 2009, respectively.

On January 1, 2008, Trans Energy granted 260,000 shares of common stock to three employees under the long term incentive bonus program.  The 260,000 shares are not performance based and vest quarterly over two years, subject to ongoing employment.  These shares were valued at $208,000 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over two years.  On January 1, 2009, Trans Energy granted 345,000 shares of common stock to four employees under the long term incentive bonus program.  The 345,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment.  These shares were valued at $690,000 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over one year.  During the nine months ended September 30, 2010 and 2009, we recorded $0 and $595,500 of share-based compensation related to these shares, respectively.

On April 8, 2009, Trans Energy granted 375,000 common stock options to four key employees under the long term incentive bonus program. These options are being amortized to share-based compensation expense quarterly over the vesting period, for which $70,534 and $141,068 of share-based compensation expense was recorded during the nine month period ended September 30, 2010 and 2009, respectively.  As of March 31, 2010, these options have been fully expensed.

On May 14, 2009, Trans Energy granted 50,000 shares of common stock to one key employee under the long term incentive bonus program.  The 50,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment.  These shares were valued at $57,500, using the fair market value of the common stock at the date of grant and are amortized to compensation expense quarterly over one year.  During the nine months ended September 30, 2010 and 2009, Trans Energy recorded $14,375 and $28,750, respectively, of share-based compensation related to these shares.  As of March 31, 2010, this award has been fully expensed.  Also on May 14, 2009, Trans Energy granted 50,000 common stock options to this employee under the long term incentive bonus program.  The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $9,405 and  $18,810 of share-based compensation expense was recorded during the nine month period ended September 30, 2010 and 2009, respectively.  As of March 31, 2010, these options have been fully expensed.

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $94,314 and $902,585 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 10 – EARNINGS PER SHARE

Basic income (loss) per share of common stock for the periods ended September 30, 2010 and 2009 is determined by dividing net income (loss) by the weighted average number of shares of common stock during the period.

The following table reconciles the weighted average shares outstanding used for basic and diluted earnings per share for the periods ended September 30, 2010 and 2009. The stock options were anti-dilutive in 2009 and had no effect on diluted earnings per share. The warrants were just issued this quarter.

The Company paid no cash distributions to its stockholders during the nine months ended September 30, 2010 and 2009.

	For the nine months ended
	September 30,
	2010	2009

Weighted average number of common shares outstanding
used in the basic earnings per common share calculations	12,383,783	10,682,897

Dilutive effect of stock options	548,399	-

Dilutive effect of warrants	3,271	-

Weighted average number of common shares outstanding
adjusted for effective of dilutive options and warrants	12,935,453	10,682,897

	For the three months ended
	September 30,
	2010	2009

Weighted average number of common shares outstanding
used in the basic earnings per common share calculations	12,531,078	10,809,065

Dilutive effect of stock options	1,645,196	-

Dilutive effect of warrants	9,815	-

Weighted average number of common shares outstanding
adjusted for effective of dilutive options and warrants	14,186,089	10,809,065

NOTE 11 – SUBSEQUENT EVENTS

On October 29, 2010, the Company and CIT entered into a forbearance letter agreement (the "October Forbearance Letter"), whereby CIT agreed to forebear from exercising its rights and remedies against the Company and its property until December 31, 2010.  The October Forbearance Letter extends the terms and provisions of the earlier forbearance agreement between the parties entered into on July 9, 2010 (the "July Forbearance Letter") that extended the forbearance period to October 29, 2010.

In addition, the October Forbearance Letter requires the Company to pay CIT a deferral fee of $50,000 on November 15, 2010, November 30, 2010, December 15, 2010 and December 31, 2010 if, on any such date, any of the principal of and interest on the Credit Agreement have not been repaid in full. In the event the Company enters into a firm commitment for financing with a third party to repay the debt under the Credit Agreement, each deferral fee not then due will be reduced to $25,000. Any deferral fee paid prior to receiving such firm commitment for financing will not be reduced retroactively. At the option of CIT, each deferral fee is payable in either cash or five-year warrants to purchase shares of the Company's common stock.

On October 31, 2010, Trans Energy completed drilling of the Groves 1H, a horizontal joint venture well with Republic Partners in Marshall County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale.  Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract.

On November 7, Trans Energy began drilling the Keaton 1H, a horizontal joint venture well with Republic Partners in Marshall County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract.

NOTE 12 – BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Three Months Ended
	September 30,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2010	$1,966,747	$59,147	$7,342	$2,033,236
	2009	1,053,006	51,004	7,881	1,111,891

Income (loss) from	2010	700,063	(59,207)	(1,251,365)	(610,509)
operations	2009	546,119	(182,399)	(715,424)	(351,704)

Interest expense	2010	182,259	--	--	182,259
	2009	614,122	--	--	614,122

Depreciation, depletion,	2010	780,434	2,709	--	783,143
amortization and accretion	2009	245,732	40,631	--	286,363

Property and equipment	2010	4,146,239	--	--	4,146,239
acquisitions, including	2009	444,386	--	--	444,386
oil and gas properties

	For the Nine Months Ended
	September 30,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2010	$4,338,966	$241,013	$63,327	$4,643,306
	2009	3,809,546	329,306	10,073	4,148,925

Income (loss) from	2010	1.057,614	(200,384)	(2,458,078)	(1,600,848)
operations	2009	1,847,477	(402,685)	(2,118,427)	(673,635)

Interest expense	2010	1,551,237	--	--	1,551,237
	2009	1,969,105	--	--	1,969,105

Depreciation, depletion,	2010	1,918,738	8,125	--	1,926,863
amortization and accretion	2009	1,101,121	119,787	--	1,220,908

Property and equipment	2010	9,857,569	--	--	9,857,569
acquisitions, including	2009	5,747,551	30,307	--	5,777,858
oil and gas properties

Total assets, net of intercompany accounts:
September 30, 2010	$39,600,458	$442,098	$--	$40,042,556
December 31, 2009	$30,554,379	$571,990	$--	$31,126,369

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

Results of Operations

Three months ended September 30, 2010 compared to September 30, 2009

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the three months ended September 30, 2010 and 2009.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended
	September 30,
	2010	2009

Total revenues	100%	100%
Total costs and expenses	(130%)	(132%)
Loss from operations	(30%)	(32%)
Total other income (expenses)	1,189%	(82%)
Net income (loss)	1,159%	(114%)

Total revenues of $2,033,236 for the three months ended September 30, 2010 increased $921,345 or 83% compared to $1,111,891 for the three months ended September 30, 2009, primarily due to an increase in production as a result of drilling, offset by a decrease in commodity prices.  We focused our efforts during the first nine months of 2010 on our Marcellus Shale directional drilling program in Marshall County, West Virginia.  We expect production to increase from the drilling program throughout 2010.

Production costs increased $147,374 or 32% for the three months ended September 30, 2010 as compared to the same period for 2009, primarily due to an increase in production.

Depreciation, depletion, amortization and accretion expense increased $496,780 or 173% for the three months ended September 30, 2010 as compared to the same period for 2009, primarily due to an increase in our asset depreciation base.

Selling, general and administrative expense increased $535,996 or 74% for the three months ended September 30, 2010 as compared to the same period for 2009, primarily due to the increased fees associated with refinancing our debt, including the issuance of warrants.

Interest expense decreased $431,863 or 70% for the three months ended September 30, 2010 as compared to the same period for 2009, primarily due to the pay down of our note to CIT.

The gain on derivative contracts was $22,000 for the three months ended September 30, 2010 compared to a loss of $318,971 for the same period in 2009.  This increase in gain was primarily due to a decrease in commodity prices at September 30, 2010.

Net income for the three months ended September 30, 2010 was $23,578,454 compared to a net loss of $1,271,143 for the same period of 2009.  This increase in income is primarily due to the gain on the sale of certain acreage to Republic for $24.8 million as well as an increase in production from new drilling.

Nine months ended September 30, 2010 compared to September 30, 2009

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the nine months ended September 30, 2010 and 2009.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Nine Months Ended
	September 30,
	2010	2009

Total revenues	100%	100%
Total costs and expenses	(134%)	(116%)
Loss from operations	(34%)	(16%)
Total other income (expenses)	495%	(50%)
Net income (loss)	461%	(66%)

Total revenues of $4,643,306 for the nine months ended September 30, 2010 increased $494,381 or 12% compared to $4,148,925 for the nine months ended September 30, 2009, primarily due to an increase in production as a result of drilling, offset by a decrease in commodity prices.  We focused our efforts during the first nine months of 2010 on our Marcellus Shale directional drilling program in Marshall County, West Virginia.  We expect production to increase from the drilling program throughout 2010.

Production costs increased $327,705 or 22% for the nine months ended September 30, 2010 as compared to the same period for 2009, primarily due to an increase in production.

Depreciation, depletion, amortization and accretion expense increased $705,955 or 58% for the nine months ended September 30, 2010 as compared to the same period for 2009, primarily due to an increase in our asset depreciation base.

Selling, general and administrative expense increased $387,934 or 18% for the nine months ended September 30, 2010 as compared to the same period for 2009 primarily due to the increased fees associated with refinancing our debt, including the issuance of warrants.

Interest expense decreased $417,868 or 21% for the nine months ended September 30, 2010 as compared to the same period for 2009, primarily due to the pay down of our note to CIT.

The gain on derivative contracts was $175,796 for the nine months ended September 30, 2010 compared to a loss of $127,504 for the same period in 2009.  This increase in gain was primarily due to a decrease in commodity prices at September 30, 2010.

Net income for the nine months ended September 30, 2010 was $21,382,548 compared to a net loss of $2,744,442 for the same period of 2009.  This increase in income is primarily due to the gain on the sale of certain acreage to Republic for $24.8 million as well as an increase in production from new drilling.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds.  At September 30, 2010, we had a working capital deficit of $12,153,527 compared to a deficit of $25,437,795 at December 31, 2009.  This improvement in working capital is primarily attributed to the pay down of our notes payable.

During the first nine months of 2010, net cash used by operating activities was $4,964,621 compared to $258,880 for the same period of 2009.  This change in cash flow from operating activities is primarily due to an increase in accounts receivable due from non-operator and related parties.

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

During the first nine months of 2010, net cash provided by investing activities was $16,405,971 compared to cash used of $3,444,923 in the same period of 2009.  The increase in cash in 2010 is due to the proceeds from the sale of oil and gas acreage for $23,500,000.  We used $7,153,890 for the purchase of oil and gas properties and $150,218 to purchase property and equipment for the nine month period ended September 30, 2010 compared to $3,109,370 for the purchase of oil and gas properties and $232,018 to purchase property and equipment for the nine month period ended September 30, 2009.

During the first nine months of 2010, net cash used by financing activities was $14,747,105 compared to cash provided of $2,452,929 in the same period of 2009.  During the nine months ended September 30, 2010, we borrowed $76,215 and repaid $15,069,350 in notes payable. During the nine months ended September 30, 2009, we borrowed $2,047,274 and repaid $77,945 in notes payable.

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

Recent Events

On July 16, 2010, Trans Energy expanded its joint venture with Republic Energy Ventures, LLC into Marion and Tyler counties in West Virginia, building upon its already successful operating areas in Wetzel and Marshall counties. As part of this expansion, the Company sold Republic a 50% working interest in approximately 5,000 net acres in Marion County and approximately 2,600 net acres in Tyler County and a small overriding royalty position on over 6,000 net acres in Wetzel County for cash proceeds of $23,500,000 and drilling credits of approximately $3,500,000. The Company repaid $15,000,000 on its senior credit facility and retained $5,000,000 for working capital to develop its position in the Marcellus shale and for general corporate purposes.  The remaining $3,500,000 was paid to Sancho Oil & Gas Corporation (“Sancho”) to satisfy the Company’s option to purchase approximately 2,600 acres in Tyler County, West Virginia.  Loren E. Bagley, a director of the Company, is the President of Sancho.  (See Note 5 for additional discussion)

On September 21, 2010, Trans Energy completed drilling of the Stout 2H, a horizontal joint venture well with Republic Partners in Marshall County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale.  Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract.  On October 31, 2010, Trans Energy completed drilling of the Groves 1H, a horizontal joint venture well with Republic Partners in Marshall County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale.  Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract.  Both wells are expected to be completed and in production during the fourth quarter.

On October 29, 2010, Trans Energy, Inc. (the "Company") and CIT Capital USA Inc. ("CIT") entered into a forbearance letter agreement (the "October Forbearance Letter"), whereby CIT agreed to forebear from exercising its rights and remedies against the Company and its property until December 31, 2010. The forbearance relates to a certain credit agreement in the form of a senior secured revolving credit facility (the "Credit Agreement"). The October Forbearance Letter extends the terms and provisions of the earlier forbearance agreement between the parties entered into on July 9, 2010 (the "July Forbearance Letter") that extended the forbearance period to October 29, 2010.

In addition, the October Forbearance Letter requires the Company to pay CIT a deferral fee of $50,000 on November 15, 2010, November 30, 2010, December 15, 2010 and December 31, 2010 if, on any such date, any of the principal of and interest on the Credit Agreement have not been repaid in full. In the event the Company enters into a firm commitment for financing with a third party to repay the debt under the Credit Agreement, each deferral fee not then due will be reduced to $25,000. Any deferral fee paid prior to receiving such firm commitment for financing will not be reduced retroactively. At the option of CIT, each deferral fee is payable in either cash or five-year warrants to purchase shares of the Company's common stock.

On November 7, Trans Energy began drilling the Keaton 1H, a horizontal joint venture well with Republic Partners in Marshall County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale. Republic Partners elected to obtain a 50% paid working interest in this well as permitted by the terms of the joint venture contract.

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

TRANS ENERGY, INC.

Date: November 15, 2010	By /S/ JOHN G. CORP
JOHN G. CORP
Principal Executive Officer

Date: November 15, 2010	By /S/ LISA A. CORBITT
LISA A. CORBITT
Chief Financial Officer