Form 10-K
period 2010-12-31
TRANS ENERGY INC
filed 2011-04-15
CIK 919721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23530

TRANS ENERGY, INC.
 (Exact name of registrant as specified in its charter)

Nevada	93-0997412
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170
(Address of principal executive offices)

Registrant's telephone no., including area code: (304) 684-7053

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was $8,875,370 (based on price of $2.60 per share).

The number of shares outstanding of each of the issuer's classes of common equity, as of March 30, 2011, was 12,737,328.

PART I

Item 1  Business

History

Trans Energy, Inc. is engaged in the acquisition, exploration, development and production of natural gas and oil, and, to a lesser extent, the marketing and transportation of natural gas. We own interests in and operate approximately 300 oil and gas wells in West Virginia. We also own and operate an aggregate of 19 miles of 4-inch and 6-inch gas transmission lines located within West Virginia in the counties of Marion, Doddridge, Ritchie, Wetzel and Tyler.  We also have approximately 49,210 gross acres under lease in West Virginia primarily in the counties of Wetzel, Marshall, Marion, and Doddridge.

Our principal executive offices are located at 210 Second Street, P.O. Box 393, St. Marys, West Virginia  26170, and our telephone number is (304) 684-7053.

Recent Events

During the year ended December 31, 2010, Trans Energy drilled and completed the Whipkey 2H and the Whipkey 1H, both horizontal joint venture wells with Republic Partners in Marshall County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale.  Republic Partners elected to obtain a 50% paid working interest in these wells as permitted by the terms of the joint venture contract.  Trans Energy also drilled the Stout 2H, the Groves 1H, the Keaton 1H, and began drilling the Lucey 1H. These wells are all horizontal joint venture wells with Republic Partners in Marshall County, West Virginia to an approximate total vertical depth of 7,500 feet, with the primary target being the Marcellus Shale.  Republic Partners elected to obtain a 50% paid working interest in these wells as permitted by the terms of the joint venture contract.  The Stout 2H, the Groves 1H, and the Keaton 1H were all completed during the first quarter of 2011, and the Lucey 1H is expected to be completed during the second quarter of 2011.

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

Natural gas delivered through Trans Energy's pipeline network is sold either to Sancho Oil and Gas Corporation (“Sancho”), a company controlled by the Vice President of Trans Energy, at the industrial facilities near Sistersville, West Virginia, or to Dominion Gas, a local utility company, on an on-going basis at a variable price per month per Mcf. Under its contract with Sancho, Trans Energy has the right to sell natural gas subject to the terms and conditions of a contract, as amended, that Sancho entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby Trans Energy receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho.  The amount paid to Sancho under this agreement was approximately $3,000 in 2010 and approximately $3,000 in 2009.

The majority of our natural gas is sold to Hydrocarbon Exchange Corp, Dominion and its subsidiaries, East Resources, or Equitable Gas.

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

Employees

As of the end of our fiscal year on December 31, 2010, we employed twenty-five full-time employees, consisting of six executives and managers, six marketing, lease acquisition and clerical persons, and thirteen field operations employees.

None of our employees are members of any union, nor have they entered into any collective bargaining agreements. We believe that our relationship with our employees is good. With the successful implementation of our business plan, we may seek additional employees in the next year to handle anticipated potential growth.

Industry Segments

We are presently engaged in the principal business of the exploration, development and, production of natural gas and oil.  We are also involved in pipeline transportation and marketing of natural gas and oil. Reference is made to the statements of operations contained in the financial statements included herewith for a statement of our revenues and operating income (loss) for the past two fiscal years.

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

We have a history of losses and may realize future losses

Our revenues increased approximately 16% during the fiscal year ended December 31, 2010.  However, we may not achieve, or subsequently maintain profitability if anticipated revenues do not increase in the future.  We have experienced operating losses, negative cash flow from operations and net losses in most quarterly and annual periods for the past several years.  As of December 31, 2010, our net operating loss carryforward was approximately $14 million and our accumulated deficit was approximately $21 million. We expect to continue to incur significant expenses in connection with exploration and development of new and existing properties.

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

As of December 31, 2010, we had a working capital deficit of approximately $20 million. This deficit in working capital is primarily attributed to the reclassification of notes payable to current. If our business does not produce positive working capital in the future, our business and financial condition would most likely be materially and negatively impacted.

If we default on our revolving credit facility, our financial condition and future operations would be severely and negatively affected.

On June 15, 2010, our senior secured revolving credit facility became due in the principal amount of $30,000,000, plus accrued interest and fees.  Subsequently, we sold certain assets, including oil and gas interests, to pay down the principal amount and have worked with the lender to restructure the credit arrangement.  In March 2011, we amended our agreement with the lender that extends the maturity date of the credit arrangement to March 31, 2012.  The total due under the agreement at March 31, 2011 was $18,184,978.  If we are unable to successfully service and repay the debt, we would be in default under the amended agreement.  In that event, the lender would have a first priority, continuing security interest in all of our properties and assets and any proceeds from sales and revenues generated from those assets.  This would cause a severe, negative impact on our financial condition.  Also, if it becomes necessary to sell off additional assets to service the debt, we may be forced to dispose of valuable assets that would cause additional financial hardship.

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

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition and results of operations.

Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read “Item 1A. Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves” below for a discussion of the uncertainties involved in these processes. Our costs of drilling, completing and operating wells are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures could be materially and adversely affected by any factor that may curtail, delay or cancel drilling, including the following:

  •   delays imposed by or resulting from compliance with regulatory requirements;
  •   unusual or unexpected geological formations;
  •   pressure or irregularities in geological formations;
  •   shortages of or delays in obtaining equipment and qualified personnel;
  •   equipment malfunctions, failures or accidents;
  •   unexpected operational events and drilling conditions;
  •   pipe or cement failures;
  •   casing collapses;
  •   lost or damaged oilfield drilling and service tools;
  •   loss of drilling fluid circulation;
  •   uncontrollable flows of oil, natural gas and fluids;
  •   fires and natural disasters;
  •   environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;

  •   adverse weather conditions;
  •   reductions in oil and natural gas prices;
  •   oil and natural gas property title problems; and
  •   market limitations for oil and natural gas.

If any of these factors were to occur with respect to a particular field, we could lose all or a part of our investment in the field, or we could fail to realize the expected benefits from the field, either of which could materially and adversely affect our revenue and profitability.

We have limited experience in drilling wells to the Marcellus Shale and limited information regarding reserves and decline rates in the Marcellus Shale. Wells drilled to this shale are more expensive and more susceptible to mechanical problems in drilling and completion techniques than wells in other conventional areas.

We have limited experience in the drilling and completion of Marcellus Shale wells, including limited horizontal drilling and completion experience. Other operators in the Marcellus Shale play may have significantly more experience in the drilling and completion of these wells, including the drilling and completion of horizontal wells. In addition, we have limited information with respect to the ultimate recoverable reserves and production decline rates in these areas. The wells drilled in the Marcellus Shale are primarily horizontal and require more stimulation, which makes them more expensive to drill and complete. The wells will also be more susceptible to mechanical problems associated with the drilling and completion of the wells, such as casing collapse and lost equipment in the wellbore due to the length of the lateral portions of these unconventional wells. The fracturing of these shale formations will be more extensive and complicated than fracturing geological formations in conventional areas of operation.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

Our prospects are in various stages of evaluation. There is no way to predict with certainty in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable, particularly in light of the current economic environment. The use of seismic data and other technologies, and the study of producing fields in the same area, will not enable us to know conclusively before drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercially viable quantities. Moreover, the analogies we draw from available data from other wells, more fully explored prospects or producing fields may not be applicable to our drilling prospects.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget.

We may, from time to time, encounter difficulty in obtaining, or an increase in the cost of securing, drilling rigs, equipment, services and supplies. In addition, larger producers may be more likely to secure access to such equipment and services by offering more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, our ability to convert our reserves into cash flow could be delayed and the cost of producing those reserves could increase significantly, which would adversely affect our financial condition and results of operations.

Revisions of oil and gas reserve estimates could adversely affect the trading price of our common stock. Oil and gas reserves and the standardized measure of cash flows represent estimates, which may vary materially over time due to many factors.

The market price of our common stock may be subject to significant decreases due to decreases in our estimated reserves, our estimated cash flows and other factors. Estimated reserves may be subject to downward revision based upon future production, results of future development, prevailing oil and gas prices, prevailing operating and development costs and other factors. There are numerous uncertainties and uncontrollable factors inherent in estimating quantities of oil and gas reserves, projecting future rates of production, and timing of development expenditures.

In addition, the estimates of future net cash flows from proved reserves and the present value of proved reserves are based upon various assumptions about prices and costs and future production levels that may prove to be incorrect over time. Any significant variance from the assumptions could result in material differences in the actual quantity of reserves and amount of estimated future net cash flows from estimated oil and gas reserves.

Our estimates of proved reserves have been prepared under current SEC rules, which went into effect for fiscal years ending on or after December 31, 2009, and may make comparisons to prior periods difficult and could limit our ability to book additional proved undeveloped reserves in the future.

This Form 10-K presents estimates of our proved reserves as of December 31, 2010 and 2009, which have been prepared and presented under current SEC rules. These rules require SEC reporting companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on 12-month unweighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using year-end pricing. As a result of these changes, direct comparisons to our previously-reported reserves amounts may be more difficult.

Under current SEC requirements, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program, particularly as we develop our acreage in the Marcellus Shale in West Virginia. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill and develop those reserves within the required five-year timeframe.

Our operations require significant amounts of capital and additional financing may be necessary in order for us to continue our exploration activities, including meeting certain drilling obligations under our existing lease obligations.

Our cash flow from our reserves, if any, may not be sufficient to fund our ongoing activities at all times. From time to time, we may require additional financing in order to carry out our oil and gas acquisitions, exploration and development activities. Failure to obtain such financing on a timely basis could cause us to forfeit our interest in certain properties as a result of not fulfilling our existing drilling commitments. Certain of our undeveloped leasehold acreage is subject to leases that will expire unless production is established or we meet certain capital expenditure and drilling requirements. If our revenues from our reserves decrease as a result of lower oil and natural gas prices or otherwise, it will affect our ability to expend the necessary capital to replace our reserves or to maintain our current production. If our cash flow from operations is not sufficient to satisfy our capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements or available to us on favorable terms.

Certain federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation.

Changes contained in President Obama’s 2012 budget proposal include the elimination of certain key U.S. federal income tax preferences currently available to oil and gas exploration and production companies. Such changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective.

The passage of any legislation as a result of the budget proposal, or any other similar change in U.S. federal income tax law could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

Deficiencies of title to our leased interests could significantly affect our financial condition.

Our practice in acquiring exploration leases or undivided interests in natural gas and oil leases is not to incur the expense of retaining lawyers to examine the title to the mineral interest prior to executing the lease. Instead, we rely upon the judgment of lease brokers and others to perform the field work in examining records in the appropriate governmental or county clerk’s office before leasing a specific mineral interest. This practice is widely followed in the industry. Prior to drilling an exploration well, the operator of the well will typically obtain a preliminary title review of the drillsite lease or spacing unit within which the proposed well is to be drilled to identify any obvious deficiencies in title to the well and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. It does happen, from time-to-time, that the examination made by the operator’s title lawyers reveals that the lease or leases are invalid, having been purchased in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, we may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect, which could affect our financial condition and results of operations.

We are subject to complex federal, state and local laws and regulations, including environmental laws, which could adversely affect our business.

Exploration for and development, exploitation, production and sale of oil and natural gas in the United States are subject to extensive federal, state and local laws and regulations, including complex tax laws and environmental laws and regulations. Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws, regulations or incremental taxes and fees, could harm our business, results of operations and financial condition. We may be required to make large expenditures to comply with environmental and other governmental regulations.

It is possible that new taxes on our industry could be implemented and/or tax benefits could be eliminated or reduced, reducing our profitability and available cash flow. In addition to the short-term negative impact on our financial results, such additional burdens, if enacted, would reduce our funds available for reinvestment and thus ultimately reduce our growth and future oil and natural gas production.

Matters subject to regulation include oil and gas production and saltwater disposal operations and our processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials, discharge permits for drilling operations, spacing of wells, environmental protection and taxation. We could incur significant costs as a result of violations of or liabilities under environmental or other laws, including third party claims for personal injuries and property damage, reclamation costs, remediation and clean-up costs resulting from oil spills and discharges of hazardous materials, fines and sanctions, and other environmental damages.

We must obtain governmental permits and approvals for our drilling operations, which can be a costly and time consuming process, which may result in delays and restrictions on our operations.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of our exploration or production operations. For example, we are often required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that proposed exploration for or production of natural gas or oil may have on the environment. Further, the public may comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits we need may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements that restrict our ability to conduct our operations or to do so profitably.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and necessary process in the completion of unconventional oil and natural gas wells in shale formations. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate production. Sponsors of two companion bills, which are currently pending in the House Energy and Commerce Committee and the Senate Committee on Environment and Public Works Committee have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, this legislation, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens. Several states are also considering implementing, or in some instances, have implemented, new regulations pertaining to hydraulic fracturing, including the disclosure of chemicals used in connection therewith. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process would make it more difficult and more expensive to complete new wells in shale formations and would increase our costs of compliance and doing business.

The enactment of the Dodd–Frank Act could have an adverse impact on our ability to hedge risks associated with our business.

Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us, that participate in that market. The new legislation, known as the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”), was signed into law by the President on July 21, 2010 and requires CFTC and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. In its rulemaking under the Dodd–Frank Act, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions would be exempt from these position limits. It is not possible at this time to predict when the CFTC will finalize these regulations. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

We depend on a relatively small number of purchasers for a substantial portion of our revenue. The inability of one or more of our purchasers to meet their obligations may adversely affect our financial results.

We derive a significant amount of our revenue from a relatively small number of purchasers. Our inability to continue to provide services to key customers, if not offset by additional sales to our other customers, could adversely affect our financial condition and results of operations. These companies may not provide the same level of our revenue in the future for a variety of reasons, including their lack of funding, a strategic shift on their part in moving to different geographic areas in which we do not operate or our failure to meet their performance criteria. The loss of all or a significant part of this revenue would adversely affect our financial condition and results of operations.

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

The oil and gas industry is susceptible to significant change that may influence our business development due to a variety of factors, many of which are outside our control. Some of these factors include:

*	varying demand for oil and gas;
*	fluctuation in price;
*	competitive factors that affect pricing;
*	attempts to expand into new markets;
*	the timing and magnitude of capital expenditures, including costs relating to the expansion of operations;
*	hiring and retention of key personnel;
*	changes in generally accepted accounting policies, especially those related to the oil and gas industry; and
*	new government legislation or regulation

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

Possible "Penny Stock" Regulation

Trading of our common stock on the Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $1.00 per share, subject to certain exceptions.  If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

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

Item 1B Unresolved Staff Comments

The staff of the Securities and Exchange Commission (SEC Staff”) conducted a review of our Annual Report on Form 10-K for the year ended December 31, 2009 and issued a letter commenting on certain aspects of these reports.  We believe that all matters addressed in the comment letters and our subsequent responses to these letters and discussions with the SEC Staff have been resolved with the exception of certain disclosures related to our proved undeveloped reserves.  Based on discussions with staff members at the SEC regarding the response, the remaining unresolved comment will require that the Company file an amendment to its Form 10-K for the year ended December 31, 2009 to remove our proven undeveloped reserves that do not meet the criteria to be reported based on our financial situation.

Item 2  Properties

Our properties consist of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia.  Our proved reserves as of December 31, 2010, 2009, and 2008 are set forth below:

	As of December 31,
	2010		2009		2008
	Oil and
	Condensates	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
	(BBL)	(MCF)	(BBL)	(MCF)	(BBL)	(MCF)
Developed Producing	148,567	7,795,932	158,545	5,002,524	199,596	5,861,734
Developed Non-Producing	35,175	4,995,712	-	1,562,532	209,588	2,348,857
Proved Undeveloped	-	-	-	-	-	9,124,721
Total Proved	183,742	12,791,644	158,545	6,565,056	409,184	17,335,312

The 2009 reserves have been restated to remove the proved undeveloped reserves.  Proved undeveloped reserves for 2010 are also not reported even though we have wells in process of being drilled.

A review of our reserves was conducted at year-end 2010 and 2009 by Wright and Company, Inc., our independent petroleum consultants.  The estimates for 2008 are based upon the reports of Schlumberger Technology Corporation, independent petroleum consultants.  These engineers were selected for their geographic expertise and their historical experience in engineering certain properties.  The technical person responsible for reviewing the reserve estimates meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  We have an internal petroleum engineer on staff who works closely with our independent petroleum consultants to ensure the integrity, accuracy and timeliness of data furnished to our independent petroleum consultants for their reserves review process.  Throughout the year, our technical team meets periodically with representatives from our independent petroleum consultants to review properties and discuss methods and assumptions.  While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, our senior management reviews and approves any internally estimated significant changes to our proved reserves.  We provide historical information to our consultants for all of our producing properties such as ownership interest; oil and gas production; well test data; commodity prices and operating and development costs.  The consultants perform an independent analysis and differences are reviewed.

All of our reserve estimates are reviewed and approved by our President.  He is a graduate of Marietta College with a Bachelor of Science in Petroleum Engineering and has over thirty years experience in the oil & gas industry.

Effective for the year end 2009, SEC reporting rules require that year-end reserve calculations and future cash inflows be based on the simple average of the first day of the month price for the previous twelve month period.  The benchmark prices for 2010 used in the above table were $5.29 per MMBTU and $70.60 per BBL. The benchmark prices used for 2009 were $4.13 per MMBTU and $61.18 per BBL. The prices used for 2008 were based on the spot price at December 31, 2008 of $5.71 per MMBTU and $44.60 per BBL.

Such reports are, by their very nature, inexact and subject to changes and revisions.  Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods.  Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the SEC in 2010 and 2009. See Note 16, Supplementary Information on Oil and Gas Producing Activities included as part of our consolidated financial statements.

Productive Gas Wells

The following table summarizes the total number of wells and undrilled locations to which proved developed reserves and proved undeveloped reserves, respectively, are attributed.  Wells are shown on a gross basis.

	As of December 31,
	2010		2009		2008

	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
Producing Wells	71	84	5	183	2	189
Non-Producing Wells	6	12	1	117	1	110
Undrilled Well Locations	-	-	-	-	-	20
Total Wells and Well Locations	77	96	6	300	3	319

We have removed unproved drilling locations for the year ended December 31, 2009, as well as excluding them for the year ended December 31, 2010 based on our discussions with the SEC (See Item 1B).  Furthermore, we excluded all shallow wells with no or minimal production since we do not plan on a rework program at this time.  In addition, we have reclassed certain wells for 2010 that are now primarily producing oil.

Drilling Activity

The following table summarizes completed drilling activity for the past three years.  Gross wells reflect the sum of all wells in which we own an interest.  Net wells reflect the sum of our working interests in gross wells.  As of December 31, 2010, we were in the process of drilling 4 gross (2 net) wells.

	During the Year Ended December 31,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Development wells
Productive	2	1	2	1	13	11.5
Dry	-	-	-	-	-	-

Exploratory wells
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

Total	2	1	2	1	13	11.5

Oil and Gas Acreage

The following table summarizes our gross and net developed and undeveloped oil and gas acreage under lease as of December 31, 2010 and 2009.

	Developed Acres		Undeveloped Acres		Total
	Gross	Net	Gross	Net	Gross	Net
West Virginia
2010	24,779	14,925	24,432	11,629	49,210	26,554
2009	21,569	14,619	18,100	9,299	39,669	23,918

The following table sets forth certain information regarding production volumes, revenue, average prices received and average production costs associated with our sales of oil and natural gas for the periods noted.

	Year Ended December 31,
	2010	2009
Net Production:
Oil (Bbl)	16,578	18,648
Natural Gas (Mcf)	995,101	640,709
Natural Gas Equivalent (Mcfe)	1,094,569	752,597

Oil and Natural Gas Sales:
Oil	$878,090	$906,489
Natural Gas	4,803,589	3,886,353
Total	$5,681,679	$4,792,842

Average Sales Price:
Oil ($ per Bbl)	$52.97	$48.61
Natural Gas ($ per Mcf)	$4.83	$6.07
Natural Gas Equivalent ($ per Mcfe)	$5.19	$6.37

Oil and Natural Gas Costs:
Lease operating expenses
	$1,841,788	$1,077,076
Average production cost per Mcfe	$1.68	$1.43

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

Item 3  Legal Proceedings

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

		High	Low
2010
	First Quarter	$5.10	$2.10
	Second Quarter	$4.75	$2.50
	Third Quarter	$4.00	$2.75
	Fourth Quarter	$3.25	$2.80
2009
	First Quarter	$2.10	$0.85
	Second Quarter	$1.50	$0.85
	Third Quarter	$1.25	$0.60
	Fourth Quarter	$2.05	$0.60

As of March 31, 2011, there were approximately 420 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts. We estimate there to be approximately 3,000 such shareholders.

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

Business Strategy

Trans Energy is an independent energy company engaged in the acquisition, exploration, development, and production of natural gas and crude oil properties, with interests in West Virginia. The Company completed a major financing in 2007 and executed a major increase in development activity and leasehold acquisitions during the years ended December 31, 2010 and 2009. In addition, we had good success in our drilling program, adding both natural gas and crude oil reserves to the Company's proved reserve base.  Furthermore, the Company established major interconnects with interstate pipelines to allow increased access to the market. The Company's significant overall increase in reserves has greatly increased the present value of our forecasted cash flows.

We intend to focus our development and exploration efforts in our West Virginia properties and utilize our attractive opportunities to expand our reserve base through continuing to drill higher risk/higher reward exploratory and development drilling in the Marcellus Shale for 2011 and beyond. We will evaluate our properties on a continuous basis in order to optimize our existing asset base. We plan to employ the latest drilling, completion and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells. We believe that our extensive acreage position will allow us to grow through low risk drilling in the near term.

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

Results of Operations

The most significant event in 2010 was the sale to Republic Energy Ventures of 50% working interest in approximately 5,100 acres and certain overriding royalty interests for almost $27 million.  This sale provided the Company cash to paydown $15 million of debt, acquire additional leases and fund drilling costs.  Our first two wells, Whipkey 1H and 2H, in the Marcellus Shale region, were completed and went online in 2010.  These wells increased our revenue and related expenses in 2010 but will further impact our operations in 2011 being online the entire year.

The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the two most recent fiscal years ended December 31, 2010 and 2009. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Fiscal Year Ended
	December 31,
	2010	2009

Total revenues	100%	100%
Total costs and expenses	(154%)	(144%)
Gain on sale of assets	406%	35%
Income (loss) from operations	352%	(9%)
Other expenses	(51%)	(52%)
Income taxes	(7%)	0%
Net income (loss)	294%	(61%)

Total revenues of $6,099,953 for the year ended December 31, 2010 increased $850,381 or 17% compared to $5,249,572 for the year ended December 31, 2009.  The increase in revenue is due to an increase in production as a result of new drilling.  We focused our efforts during 2010 on the implementation of our drilling program in Marshall County, West Virginia.  We expect more aggressive production increases from the drilling program throughout 2011.

Production costs increased $344,621 or 18% for 2010 as compared to 2009, primarily due to expenses associated with our increase in field production.

Impairment expense of $216,430 was incurred during 2010 as a result of the decrease in value of certain oil and gas properties. No impairment expense was recognized in 2009.
Depreciation, depletion, amortization and accretion expense increased $344,171 or 13% for 2010 as compared to 2009, due to the increase in production, and additions to oil and gas properties.

Selling, general and administrative expenses increased $977,242 or 33% for 2010 as compared to 2009, primarily due to an increase in costs related to the forbearance such as legal and consulting fees in the amount of $736,897.We also expensed $943,916 for stock awards and options to key employees.

Gain on sale of assets increased $22,963,259 for 2010 as compared 2009 as a result of the sale of certain oil and gas assets.

Our income from operations for 2010 was $21,475,582 compared to a net loss of $455,594 for 2009. This increase is primarily due to the sale of oil and gas assets of $24,791,029 for the year ended December 31, 2010 as compared to $1,827,770 for 2009.

Interest expense increased $699,240 or 28% for 2010 as compared to 2009, primarily due to interest and fees associated with our forbearance with CIT, offset by a reduction in principal of $15 million.

Our gain on derivative contracts was $118,042 for 2010 compared to a loss of $252,327 for 2009.  This gain was primarily due to a decrease in commodities prices throughout 2010.

We have accumulated approximately $14 million of net operating loss carryforwards as of December 31, 2010, which may be offset against future tax obligations through 2030. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there would be an annual limitation on the amount of net operating loss carryforwards which can be used. We recorded $450,000 in income tax expense related to the sale of assets for alternative minimum taxes.  No tax benefit has been reported in the financial statements for the year ended December 31, 2010 because the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds.  At December 31, 2010, we had a working capital deficit of $19,699,824 compared to a working capital deficit of $25,437,795 at December 31, 2009.  This decrease in deficit is primarily attributed to the $15 million repayment of notes payable as a result of the proceeds from the sale of assets net of a decrease in cash and increase in accounts payable.

During 2010, net cash used by operating activities was $1,730,688 compared to net cash provided of $193,771 in 2009.  This decrease in cash flow from operating activities is primarily due to a significant collection of related party accounts receivable in 2009 and higher operating expenses in 2010.

We expect our cash flow provided by operations for 2011 to increase because of higher projected production from the drilling program, combined with steady operating, general and administrative, interest and financing costs per Mcfe.

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

During 2010, net cash provided by investing activities was $12,175,704 compared to net cash used of $841,219 in 2009.  The reason for the change was related to the sale proceeds of certain oil and gas assets.  We used $11,435,045 for the purchase of oil and gas properties and $213,593 to purchase property and equipment for the year ended December 31, 2010 compared to $5,904,905 for the purchase of oil and gas properties and $229,893 to purchase property and equipment for the year ended December 31, 2009.

During 2010, net cash used by financing activities was $14,685,854 compared to $3,443,610 in 2009.  In 2010, we borrowed $76,215, compared to $2,047,274 in 2009.  We also borrowed $928,858 from related parties in 2009.  We repaid $15,087,187 in 2010 compared to $101,488 in 2009 primarily from the proceeds from the sale of assets.

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

Recent Events

On February 21, 2011, the Company entered into a Convertible Promissory Note with Republic Energy Ventures, LLC (“Republic”), for up to $3,000,000, to ensure that it would be able to maintain adequate liquidity as it worked towards refinancing the amount outstanding under that certain credit agreement in the form of a senior secured revolving credit facility dated June 15, 2007 (the “Credit Agreement”) with CIT Capital USA Inc. (“CIT”).

On March 31, 2011, the Company entered into a Purchase and Sale Agreement (the “PSA”) with Republic for the sale to Republic of certain oil and gas leases and interests located in Marion County, Marshall County, Tyler County and Wetzel County, West Virginia (referred to as the “Marcellus Shale Properties”).  Also on March 31, 2011, the Company and CIT entered into the Sixth Amendment to Credit Agreement.

Under the terms of the PSA, the Company sold to Republic approximately 2,950 Net Mineral Acres, for $14,012,500, or approximately $4,750 per acre.  The PSA and Sixth Amendment required that $5,000,000 of the sale proceeds be paid directly to CIT as partial satisfaction of the debt owed under the Credit Agreement.  Further, a portion of the sale proceeds, equal to the outstanding principal amount advanced to the Company plus interest, were offset against payment of the Convertible Promissory Note issued by the Company to Republic dated February 21, 2011 in the amount of $2,914,442.99.  The Company also had the option to apply a portion of the sale proceeds to offset the Company’s obligation to reimburse Republic for bonus payments advanced by Republic to lessors under certain oil, gas and mineral leases, but the Company elected not to exercise this option.

The PSA also provided that $6,000,000.00 of the sale price be applied as a credit, or drilling carry, to the Company by Republic toward joint interest expenses incurred by the Company pursuant to a Joint Operating Agreement for the Company’s share of completion costs incurred for the Stout #2H, Groves #1H, and Keaton #1H wells, and for the Company’s share of drilling and completion costs for the Lucey #1H well.

The Sixth Amendment and other related agreements extend the maturity date of the Credit Agreement to March 31, 2012.  The Sixth Amendment confirms that the principal amount due under the Credit Agreement prior to the application of $5 million of the proceeds from the acreage sale was $17,320,239, plus accrued interest of $139,748, plus past delinquency charges.  The Sixth Amendment provides that all past delinquency charges owed by the Company, whether in shares of Company stock (or options or warrants therefore) or to be paid in cash, are unwound and the delinquency charges of $725,000 are to be added to the principal balance plus interest.  Thus, the total amount owed under the Credit Agreement, as per the Sixth Amendment, was $18,184,978, which was reduced to $13,184,978 upon the effectiveness of the Sixth Amendment.

As part of the Sixth Amendment, the Company also granted to CIT a 1.5% overriding royalty interest in each of the Stout #2H, Groves #1H, Keaton #1H and Lucey #1H wells, as well as a 1.5% overriding royalty interest in the next six horizontal wells drilled in the Marcellus Shale, which have commercial production for a period of at least 30 consecutive days and in which the Company, or any of its subsidiaries, has an interest.  Each 1.5% overriding royalty interest is to be proportionately reduced to the extent the Company or its subsidiary owns less than the full working interest in the leases, or to the extent such oil and gas leases cover less than the full mineral interest.

On February 19, 2011, the Company turned the Stout #2H horizontal Marcellus well in Marshall County, West Virginia into a sales line.  On March 25, 2011, the Company announced that the first 30 days of production from its Stout #2H horizontal Marcellus well averaged 5,257 Mcfe per day and the rate of production on the 30th day was 4,677 Mcfe on a 25/64 choke.

On April 4, 2011, the Company turned the Keaton #1H into a sales line.  The Company completed the Groves #1H horizontal Marcellus well on April 7, 2011.  The Groves #1H was drilled with the longest lateral to date with a horizontal length of over 5,500 feet and was completed with a 15 stage hydraulic fracture stimulation.

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

Item 8  Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2010 and 2009 and for the fiscal  years  ended
December  31, 2010 and 2009 have been audited to the extent indicated in their report by Maloney + Novotny, LLC, independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles.  The aforementioned financial statements are included herein starting with page F-1.

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

Evaluation of Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Principle Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010, as required by Rule 13a-15 of the Exchange Act.  Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, has concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

We concluded that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial condition, results of its operations and cash flows for the year ended December 31, 2010 in conformity with U.S. generally accepted accounting principles ("GAAP").

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

Under the supervision and with the participation of our management, including our Principle Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010, and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  The results of management’s assessment were reviewed with our Board of Directors.

Changes in Internal Control over Financial Reporting

During the period ended, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B  Other Information

None.

PART III

Item 10 Directors, Executive Officers, and Corporate Governance

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Director Since	Age

John G. Corp	President and Director	February 2005	50
Loren E. Bagley	Vice President and Director	August 1991	68
William F. Woodburn	Secretary/Treasurer, Chief Operating Officer
	and Director	August 1991	68

Lisa Corbitt	Chief Financial Officer	N/A	41
Robert L. Richards	Director	September 2001	63
James K. Abcouwer	Director	January 2006	57

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

The business experience of each of the persons listed above during the past five years is as follows:

John G. Corp became a director on February 28, 2005 and was appointed Vice President of Northern Operations in May 2009.  Mr. Corp was then appointed to President in July 2010.  Mr. Corp has more than 25 years of extensive experience in drilling, production and oilfield service operations in the Appalachian Basin.  Prior to joining Trans Energy, Inc., he held various management positions with Belden & Blake Corp. from 1987-2004. He has a BS degree in Petroleum Engineering from Marietta (Ohio) College and is a member of the Society of Petroleum Engineers, the Ohio Oil & Gas Association and is chairman of the Technical Advisory Committee or the Ohio Department of Natural Resources.

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

James K. Abcouwer became President and C.E.O. in January 2006. On June 23, 2010, Mr. Abcouwer relinquished his position as C.E.O., but remained a director. mr. Abcouwer has more than 25 years of experience in the energy industry and is the former CEO of Columbia Natural Resources, Inc., an independent natural gas producer in the Appalachian Basin.  He has also served as President and CEO of Energy USA, a unit of NiSource, Inc., as well as SVP of NiSource, Inc. Mr. Abcouwer is a 1975 graduate of the United States Military Academy at West Point and received a Masters in Business Administratin degree from Harvard Business School in 1982

In September 2001, the SEC filed a civil action in the United States District Court for the District of Columbia naming Trans Energy and two directors, Loren E. Bagley and William F. Woodburn.  The complaint alleged violations of the anti-fraud and reporting provisions of the federal securities laws in connection with press releases, website postings, and SEC filings.  The complaint sought injunctive relief and civil penalties.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that these reports were filed for fiscal year 2010.

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

Name and Principal				Stock	Option	Total
Position	Year	Salary	Bonus	Awards	Awards	Compensation

John G. Corp	2010	$100,000	-	$50,875	$40,376	$191,251
James K. Abcouwer	2010	$75,113	-	$343,750	$237,488	$656,351
	2009	$145,200	-	$250,000	$181,794	$576,994

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

Name and Address	Amount and Nature	Percent
of Beneficial Owner	of Beneficial Ownership	of Class(1)

James K. Abcouwer*	3,040,570 (2)	23.9%
Robert L. Richards*	458,725 (3)	3.6%
Loren E. Bagley*	2,148,246 (4)	16.9%
William F. Woodburn*	2,206,786 (5)	17.4%
Lisa A. Corbitt*	89,451	1.0%
John G. Corp*	149,000	1.2%
Mark D. Woodburn	1,293,210 (6)	10.2%

All directors and executive officers
as a group (7 persons)		74.2%

     *   Indicates director and/or executive officer at December 31, 2010

(1)           Based upon 12,737,328 shares of common stock outstanding.
(2)	Includes 1,287,500 shares of common stock held in the name of the Abcouwer Family Limited Partnership Trust.
(3)           Includes 80,087 shares held in the name of Argene Richards, wife of Mr. Richards.
(4)
Includes 33,543 shares held in the name of Carolyn S. Bagley, wife of Mr. Bagley, over which Mrs. Bagley retains voting power, and 803,372 shares in the name of a corporation in which Mr. Bagley is the President and shareholder..

(5)
Includes 332,543 shares in the name of Janet L. Woodburn, wife of Mr. Woodburn, over which shares Mrs. Woodburn retains voting power, and 320,894 in the name of a corporation in which William and Janet Woodburn are officers and shareholders.

(6)
Includes 522,099 shares held in the name of MDW Capital, Inc., of which Mr. Woodburn is the CEO and shareholder, and 397,100 shares in the name of Meredith Woodburn, wife of Mr. Woodburn, which Mr. Woodburn disavows beneficial ownership or voting power.

Item 13 Certain Relationships and Related Transactions and Director Independence

Natural gas delivered through Trans Energy's pipeline network is sold either to Sancho Oil and Gas Corporation (“Sancho”), a company controlled by the Vice President of Trans Energy, at the industrial facilities near Sistersville, West Virginia, or to Dominion Gas, a local utility company, on an on-going basis at a variable price per month per Mcf. Under its contract with Sancho, Trans Energy has the right to sell natural gas subject to the terms and conditions of a contract, as amended, that Sancho entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby Trans Energy receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho.  The amount paid to Sancho under this agreement was approximately $3,000 in 2010 and approximately $3,000 in 2009.

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

Audit Fees

The aggregate fees billed by our independent auditors for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2010 and 2009, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ending March 31, June 30 and September 30, 2010 and 2009 were:
	2010	2009
Maloney + Novotny, LLC	$123,592	$34,862
GBH CPAs, PC	-	54,500
Total	$123,592	$89,362

Audit Related Fees

For the years ended December 31, 2010 and 2009, fees billed for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above were as follows:

	2010	2009
Maloney + Novotny, LLC	$-	$-
GBH CPAs, PC	-	1,200
Total	$-	$1,200

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

Tax Fees

Maloney + Novotny, LLC billed us $12,533 and GBH CPAs, PC billed us $3,200 for tax fees for the years ended December 31, 2010 and 2009.

All Other Fees

No other fees were billed by the auditors for the years ended December 31, 2010 and 2009.

PART IV

Item 15  Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Name

3.1(1)	Articles of Incorporation and all amendments pertaining thereto, for Apple Corp., an Idaho corporation
3.2(1)	Articles of Incorporation for Trans Energy, Inc., a Nevada corporation
3.3(1)	Articles of Merger for the States of Nevada and Idaho
3.4(1)	By-Laws
4.1(1)	Specimen Stock Certificate
10.1(1)	marketing Agreement with Sancho Oil and Gas Corporation
21.1(6)	Subsidiaries of Registrant (Revised)
31.1	Certification of CEO Purusant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	_______

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TRANS ENERGY, INC.

         By:     /s/ JOHN G. CORP
                  John G. Corp,
                  President and Principal Executive Officer

Dated: April 14, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN G. CORP	Vice President and Director	April 14, 2011
John G. Corp	(Principal Executive Officer)

/s/ LISA A. CORBITT	Chief Financial Officer	April 14, 2011
Lisa A. Corbitt

/s/ LOREN E. BAGLEY	Vice President and Director	April 14, 2011
Loren E. Bagley

/s/ WILLIAM F. WOODBURN	Secretary, Treasurer,	April 14, 2011
William F. Woodburn	C.O.O. and Director

/s/ ROBERT L. RICHARDS	Director	April 14, 2011
Robert L. Richards

TRANS ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Trans Energy, Inc.
St. Marys, West Virginia

We have audited the accompanying consolidated balance sheets of Trans Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations and has a working capital deficit of $19,699,824 at December 31, 2010, which together raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maloney + Novotny, LLC
Maloney + Novotny, LLC
Cleveland, Ohio
April 14, 2010

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS

Cash	$1,037,941	$4,602,170
Accounts receivable, trade	1,195,259	1,370,029
Accounts receivable, related parties	18,500	18,500
Advance royalties	99,381	94,381
Prepaid drilling expenses	825,646	-
Accounts receivable due from non-operator, net	82,964	687,515
Note receivable	27,295	289,149
Deferred financing costs, net	-	105,413
Derivative assets	187,590	227,961

Total Current Assets	3,474,576	7,395,118

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $612,047 and $469,957, respectively	1,148,500	1,140,406

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	36,579,636	24,662,761
Unproved properties	6,156,188	1,242,144
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(7,909,714)	(4,983,747)

Oil and gas properties, net	36,213,550	22,308,598

OTHER ASSETS

Note receivable	-	54,444
Derivative assets	-	166,705
Advances to operator	-	9,000
Other assets	50,952	52,098

Total Other Assets	50,952	282,247

TOTAL ASSETS	$40,887,578	$31,126,369

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

	December 31,	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable, trade	$4,116,510	$1,483,743
Accounts and notes payable, related party	2,150	581,008
Accrued expenses	1,228,261	891,641
Income Tax Payable	450,000	-
Notes payable – current, net of unamortized discount of $0 and $145,677, respectively	17,377,479	29,876,521

Total Current Liabilities	23,174,400	32,832,913

LONG-TERM LIABILITIES

Notes payable	20,818	66,832
Asset retirement obligations	219,478	202,366

Total Long-Term Liabilities	240,296	269,198

Total Liabilities	23,414,696	33,102,111

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	-	-
Common stock 500,000,000 shares authorized at $0.001 par value; 12,737,328 and 11,628,027 shares issued, and 12,737,328 and 11,628,027 shares outstanding, respectively	12,737	11,628
Additional paid-in capital	38,256,340	36,734,675
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(20,794,245)	(38,720,095)

Total Stockholders' Equity (Deficit)	17,472,882	(1,975,742)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$40,887,578	$31,126,369

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2010	2009

REVENUES	$6,099,953	$5,249,572

COSTS AND EXPENSES

Production costs	2,217,360	1,872,739
Impairment of unproved properties	216,430	-
Depreciation, depletion, amortization and accretion	3,086,531	2,742,360
Selling, general and administrative	3,895,079	2,917,837

Total Costs and Expenses	9,415,400	7,532,936

Gain on sale of assets	24,791,029	1,827,770

INCOME (LOSS) FROM OPERATIONS	21,475,582	(455,594)

OTHER INCOME (EXPENSES)

Interest income	14,452	33,867
Interest expense	(3,232,226)	(2,532,986)
Gain (loss) on derivative contracts	118,042	(252,327)

Total Other Income (Expenses)	(3,099,732)	(2,751,446)

NET INCOME (LOSS) BEFORE INCOME TAXES	18,375,850	(3,207,040)

INCOME TAX	450,000	-

NET INCOME (LOSS)	$17,925,850	$(3,207,040)

EARNINGS (LOSS) PER SHARE - BASIC	$1.44	$(0.30)

EARNINGS (LOSS) PER SHARE - DILUTED	$1.40	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	12,426,252	10,751,130

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	12,837,551	10,751,130

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the years ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2008	10,559,065	$10,559	$35,131,058	$(750)	$(35,513,055)	$(372,188)
Stock issued for note conversion	538,462	538	349,462	-	-	350,000
Shares issued for services	530,500	531	856,395			856,926
Stock Option Compensation expense	-	-	397,760	-	-	397,760
Treasury shares repurchased	-	-	-	(1,200)	-	(1,200)
Net loss	-	-	-	-	(3,207,040)	(3,207,040)

Balance, December 31, 2009	11,628,027	11,628	36,734,675	(1,950)	(38,720,095)	(1,975,742)

Stock issued for note conversion	890,551	891	577,967	-	-	578,858

Shares issued for services	218,750	218	499,636	-	-	499,854

Stock Option Compensation expense	-	-	444,062	-	-	444,062

Net income	-	-	-	-	17,925,850	17,925,850

Balance, December 31, 2010	12,737,328	$12,737	$38,256,340	$(1,950)	$(20,794,245)	$17,472,882

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Year Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,925,850	$(3,207,040)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation, depletion, amortization, and accretion	3,086,531	2,742,360
Impairment of oil and gas properties	216,430	-
Amortization of financing cost and debt discount	251,090	541,656
Share-based compensation	943,916	1,254,686
Gain on sale of assets and oil and gas properties	(24,791,029)	(1,827,770)
(Gain) loss on derivative contracts	(118,042)	252,327
Interest expense added to principal	539,835	-
Changes in operating assets and liabilities:
Accounts receivable, trade	174,770	(600,599)
Accounts receivable, related parties	-	1,215,036
Accounts receivable due from non-operator, net	604,551	665,166
Advance royalties and other assets	(3,854)	(94,381)
Prepaid drilling costs	(825,646)
Accounts payable and accrued expenses	491,519	(747,670)
Income tax payable	450,000	-

Net cash (used) provided by operating activities	(1,054,079)	193,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable	-	(311,440)
Collections on note receivable	316,298	270,127
Proceeds from sale of assets	23,508,044	5,334,892
Expenditures for oil and gas properties	(11,435,045)	(5,904,905)
Expenditures for property and equipment	(213,593)	(229,893)

Net cash provided (used) by investing activities	12,175,704	(841,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for treasury stock	-	(1,200)
Proceeds from officer loans	-	928,858
Proceeds from derivative contracts	325,118	570,166
Proceeds from notes payable	76,215	2,047,274
Payments on notes payable	(15,087,187)	(101,488)

Net cash (used) provided by financing activities	(14,685,854)	3,443,610

NET CHANGE IN CASH	(3,564,229)	2,796,162

CASH, BEGINNING OF YEAR	4,602,170	1,806,008

CASH, END OF YEAR	$1,037,941	$4,602,170

See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,517,839	$2,052,632
Income taxes	$-	$-

Non-cash investing and financing activities Accrued expenditures for oil and gas properties	$2,477,868
Conversion of related party debt to common stock	$578,858	$350,000

Increase in asset retirement obligation	$4,637	$2,749
Increase in note payable for oil and gas property purchase	$1,780,404	$-
Purchase of oil and gas properties with drilling credit	$3,459,448	$-

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

Principles of Consolidation

The consolidated financial statements include Trans Energy and its wholly-owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc, and Tyler Energy, Inc., and interests with joint venture partners, which are accounted for under the proportional consolidation method. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company's financial statements are based on a number of significant judgments, assumptions, and estimates, including estimates of gas and oil reserve quantities, which are the basis for the calculation of depreciation, depletion, amortization and impairment of oil and gas properties and affect the asset retirement obligations. Reserve estimates are by their nature inherently imprecise. The processing of natural gas transactions generally occurs 60-90 days after the month of delivery.  Consequently, accounts receivable from production and natural gas sales are recorded using estimated production volumes and market or contract prices. Differences between estimated and actual amounts are recorded in the subsequent period. The Company's estimates, especially those related to gas and oil reserves, could change in the near term and could significantly impact the Company's results of operations and financial position.

Cash

Financial instruments that potentially subject the Company to a concentration of credit risk include cash.  At times, amounts may exceed federally insured limits and may exceed reported balances due to outstanding checks.  Management does not believe it is exposed to any significant credit risk on cash.

Receivables

Accounts receivable and notes receivable are carried at their expected net realizable value.  The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, estimates of the recoverability of the amounts due could be overstated, which could have a negative impact on operations.  No allowance for doubtful accounts is deemed necessary at December 31, 2010 and December 31, 2009 by management and no bad debt expense was incurred during the years ended December 31, 2010 and 2009.

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

Oil and Gas Properties

Trans Energy uses the successful efforts method of accounting for oil and gas producing activities.  Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized.  Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.

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

Long-Lived Assets

Generally accepted accounting principles require that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The Company, at least annually, reviews its proved oil and gas properties for impairment by comparing the carrying value of its properties to the properties' undiscounted estimated future net cash flows. Estimates of future oil and gas prices, operating costs, and production are utilized in determining undiscounted future net cash flows. The estimated future production of oil and gas reserves is based upon the Company's independent reserve engineer's estimate of proved reserves, which includes assumptions regarding field decline rates and future prices and costs. For properties where the carrying value exceeds undiscounted future net cash flows, the Company recognizes as impairment the fifference between the carrying value and fair market value of the properties. The Company determines the difference between the carrying value and fair market value of the properties. The Company determines fair market value using the income approach based on the properties' discounted estimated future net cash flows, which is considered to be a level 3 input. The Company wrote down oil and gas properties by $61,180 and unproved lease costs of $155,250 in 2010. No property was deemed to be impaired in 2009.

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

Income Taxes

At December 31, 2010, the Company had net operating loss carry forwards (NOLs) of approximately $14 million that will be offset against 2011 and future taxable income through 2030.  The current tax provision of $450,000 for the year ended December 31, 2010 is an estimate of the alternative minimum tax that will not be offset by the NOLs. No tax benefit has been reported in the consolidated financial statements for the remaining NOLs or AMT credit since the potential tax benefit is offset by a valuation allowance of the same amount.  The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

The Company has no material unrecognized tax benefits. No tax penalties or interest expense were accrued as of December 31, 2010 or 2009 or paid during the periods then ended. Trans Energy files tax returns in the United States and states in which it has operations and is subject to taxation. Tax years subsequent to 2007 remain open to examination by U.S. federal and state tax jurisdictions, however prior year net operating losses remain open for examination.

Revenue and Cost Recognition

Trans Energy recognizes gas revenues upon delivery of the gas to the customers' pipeline from Trans Energy's pipelines when recorded as received by the customer's meter.  Trans Energy recognizes oil revenues when pumped and metered by the customer.  Trans Energy recognized $5,681,679 and $4,792,842 in oil and gas revenues in 2010 and 2009, respectively.  Trans Energy uses the sales method to account for sales and imbalances of natural gas.  Under this method, revenues are recognized based on actual volumes sold to purchasers.  The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  Trans Energy had no imbalances as of December 31, 2010 and December 31, 2009. Costs associated with production are expensed in the period incurred.

Transportation revenue is recognized at the time it is earned and we have a contractual right to receive payment.  We recognized $336,463 and $459,206 of transportation revenue in 2010 and 2009, respectively.

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

We recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award.  Compensation expense related to options granted was $444,062 and $397,760 for the years ended December 31, 2010 and 2009, respectively.

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share are calculated based on the weighted average number of shares of common stock outstanding during each period. Included in the reported shares outstanding at December 31, 2009 are 669,712 shares issued in 2009 but registered by Trans Energy’s transfer agent the first week of 2010.  Diluted income (loss) per share assumes issuance of stock compensation awards, provided the effect is not anti-dilutive.  All stock options were dilutive for 2010 and anti-dilutive for 2009.  For the year ended December 31, 2010, assumed exercise of stock options had the effect of adding 411,299 shares to the denominator.

Dilutive options that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported.

	For the Years Ended
	December 31,
	2010	2009
Numerator:
Net income (loss) applicable to common shareholders	$17,925,850	$(3,207,040)

Denominator:

Weighted average shares - basic	12,426,252	10,751,130

Weighted average shares - diluted	$12,837,551	$10,751,130

Total earnings (loss) per share - basic	$1.44	$(0.30)

Total earnings (loss) per share - diluted	$1.40	$(0.30)

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

Level 3
Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Trans Energy believes that the fair value of its financial instruments comprising cash, certificate of deposit, accounts receivable, note receivable, and accounts payable approximate their carrying amounts due to their short maturities and liquidity.  Based upon rates available for similar borrowings, the fair value of the note payable also approximates its carrying value.  The fair value of Trans Energy’s level 2 financial assets consist of derivative contracts, which are based on quoted commodity prices of the underlying commodity using the market valuation technique.

	As of December 31, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$187,590	$187,590	$-	$187,590	$-

	As of December 31, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$394,666	$394,666	$-	$394,666	$-
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

NOTE 2 - GOING CONCERN

Trans Energy's consolidated financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through December 31, 2010 of $20,794,245 and has a working capital deficit at December 31, 2010 of $19,699,824, including its note payable.

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

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2010 and 2009, property and equipment consisted of:

	2010	2009

Buildings	$175,000	$175,000
Vehicles	439,030	407,984
Machinery and equipment	586,160	586,160
Roadways	53,969	51,319
Furniture and fixtures	85,666	48,825
Leasehold improvements	37,771	7,075
Land	382,951	334,000
Accumulated depreciation	(612,047)	(469,957)
Total fixed assets	$1,148,500	$1,140,406

Total additions for property, plant and equipment for the years ended December 31, 2010 and 2009 were $213,593 and $229,893, respectively.  Depreciation, depletion and amortization expenses for property and equipment were $191,514 and $158,188 for the years ended December 31, 2010 and 2009, respectively.

NOTE 4 - OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the year ended December 31, 2010 and 2009 were $19,161,765 and $5,904,905, respectively.  Depreciation, depletion, and amortization expenses on oil and gas properties were $2,877,941 and $2,563,509 for the years ended December 31, 2010 and 2009, respectively.

NOTE 5 – SALE OF OIL AND GAS ACREAGE

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

The Company also sold to Republic a 50% interest in 2,613.28 acres located in Tyler County for $4,000 per net acre. Republic also withheld 20% of the purchase price on 1,325.97 acres not subject to pooling provisions to ensure that pooling provisions will be added to the leases. The total purchase price paid by Republic, less the 20% holdback, was $4,696,164.

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

Finally, the Company assigned to Republic, certain production purchase or sale agreements, net profits agreements, farm out agreements, operating agreements, pooling and other agreements relating to properties being sold. Republic also received an undivided 50% interest in all of the Company’s surface interests, rights-of-way, easements, leases, permits, licenses and other similar rights and interests in connection with the properties being sold.

The total purchase price for the above properties was $26,959,448. Republic paid to the Company $23,500,000 in cash and the balance of $3,459,448 was deemed a drilling credit. The Company applied $15,000,000 of the cash proceeds to reduce its credit facility with CIT Capital USA Inc. (See Note 7 for additional discussion) and retained approximately $5,000,000. Any receipt of Republic’s 20% holdback for the leases will be recognized as gain at that time.

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

NOTE 6 - ASSET RETIREMENT OBLIGATIONS

The following is a description of the changes to Trans Energy's asset retirement obligations for the years ended December 31, 2010 and 2009:

	2010	2009

Asset retirement obligations at beginning of year	202,366	178,954
Acquisition of oil and gas properties	-	-
Exploratory and development drilling	4,637	2,749
Accretion expense	17,076	20,663
Liabilities settled	(4,601)	-
Asset retirement obligations at end of year	$219,478	$202,366

NOTE 7 - PROVISION FOR TAXES

The Company’s income tax provision is as follows:

	2010	2009
Current	$450,000	$-

Deferred:
Change in Depreciation, depletion	$816,000	-
and amortization
Change in other items	(390,000)	-
Reduction of NOL	11,054,000	-
Increase in AMT credit	(450,000)	-
Change in valuation allowance	(9,398,000)	$-
Total	$450,000	$-

The income tax provision of $450,000 represents a current tax that is for the alternative minimum tax

(AMT) that will not be offset by the NOL, but will create a deferred tax credit carried forward indefinitely. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2010 and 2009 primarily due to the utilization of NOL carryforward, expense related to stock and options issued for services, intangible drilling costs, availability of AMT credit carryforward, and the valuation allowance.

At December 31, 2010, Trans Energy had net operating loss carryforwards of approximately $14 million that may be offset against future taxable income from 2011 through 2030.  No tax benefit has been reported in the December 31, 2010 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL caryover	$4,596,000	$15,650,000
AMT Credit	450,000	-
Unrealized loss on derivative contract	63,000	-
Other	99,000	-
Total deferred tax assets	5,208,000	15,650,000

Deferred tax liabilities:
Unrealized gain on derivative contract	-	(178,000)
Depreciation, depletion and amortization	(3,934,000)	(4,750,000)
Other	-	(50,000)
Total deferred tax liabilities	(3,934,000)	(4,978,000)

Valuation allowance	(1,274,000)	(10,672,000)

Net deferred taxes	$-	$-

NOTE 8 - NOTES PAYABLE

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

During the year ended December 31, 2009, Trans Energy borrowed $2,000,000 from CIT which increased the total outstanding credit balance to $30,000,000, leaving no available credit facility.

Interest payment due dates are elected at the time of borrowing and range from monthly to six months. Principal payments were due at maturity on June 15, 2010 for all borrowings outstanding on that date. The interest rate on this credit facility at December 31, 2010 was 9.5%.

The Company has been working with its financial advisor and investment banker in an effort to restructure the credit agreement since its maturity date.  In July 2010, the Company repaid $15,000,000 from its proceeds from the sale of certain assets.  Then the Company repurchased its net profits interest from CIT with the $1,780,404 purchase price added to the outstanding balance.  Between June and December 2010, the Company was charged $725,000 in forbearance fees by CIT, to be paid in cash or five year warrants.  Warrants for 142,715 shares were originally issued with a fair value of $310,444 related to $375,000 of fees. The warrants were cancelled and the entire balance of $725,000 was added to the principal balance of the new credit agreement signed in 2011.  The $725,000 of forbearance fees are included in accounts payable at December 31, 2010. The specifics of these activities are as follows.

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

In addition, the October Forbearance Letter requires the Company to pay CIT a deferral fee of $50,000 on November 15, 2010, November 30, 2010, December 15, 2010 and December 31, 2010 if, on any such date, any of the principal of and interest on the Credit Agreement have not been repaid in full. In the event the Company enters into a firm commitment for financing with a third party to repay the debt under the Credit Agreement, each deferral fee not then due will be reduced to $25,000. Any deferral fee paid prior to receiving such firm commitment for financing will not be reduced retroactively. At the option of CIT, each deferral fee is payable in either cash or five-year warrants to purchase shares of the Company's common stock. The Company did enter into a firm commitment for financing reducing the November and December forbearance fees to a total of $125,000.  However, the financing was not completed.

On March 31, 2011, the Company and CIT entered into the Sixth Amendment to Credit Agreement. The Sixth Amendment and other related agreements extend the maturity date of the Credit Agreement to March 31, 2012.  The Sixth Amendment confirms that the principal amount due under the Credit Agreement prior to the application of a portion of the proceeds from the acreage sale to Republic under the March 31, 2011 Purchase and Sale Agreement (the “PSA”) was $17,320,239, plus accrued interest of $139,748, plus past delinquency charges.  The Sixth Amendment provides that all past delinquency charges owed by the Company, whether in shares of Company stock (or options or warrants therefore) or to be paid in cash, are unwound and the delinquency charges of $725,000 are to be added to the principal balance plus interest.  Thus, the total amount owed under the Credit Agreement, as per the Sixth Amendment, was $18,184,978, which was reduced to $13,184,978 upon the  payment from the PSA.

As part of the Sixth Amendment, the Company also granted to CIT a 1.5% overriding royalty interest in each of the Stout #2H, Groves #1H, Keaton #1H and Lucey #1H wells, as well as a 1.5% overriding royalty interest in the next six horizontal wells drilled in the Marcellus Shale, which have commercial production for a period of at least 30 consecutive days and in which the Company, or any of its subsidiaries, has an interest.  Each 1.5% overriding royalty interest is to be proportionately reduced to the extent the Company or its subsidiary owns less than the full working interest in the leases, or to the extent such oil and gas leases cover less than the full mineral interest.

For the year ended December 31, 2010, Trans Energy received three additional loans that totaled $76,215 for the purchase of property and equipment.  These loans have interest rates of 4.95% to 6.5%, and are payable over 24 to 36 months.  The collateral securing the notes include the related assets purchased.

NOTE 9 - DERIVATIVE AND HEDGING FINANCIAL INSTRUMENTS

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

Trans Energy entered into these derivative commodity contracts to provide a measure of stability in the cash flows associated with Trans Energy's oil and gas production and to manage exposure to commodity price fluctuations.  Trans Energy does not designate its derivative financial instruments as hedging instruments for financial accounting purposes, and as a result, recognizes the change in the respective instruments’ fair value in earnings.  Trans Energy recorded an unrealized loss of $207,075 and $822,493 for the years ended December 31, 2010 and 2009, respectively.  Trans Energy received proceeds of $325,117 and $570,166 relating to settlements of its derivative instruments for the years ended December 31, 2010 and 2009, respectively.

Natural Gas Derivatives

Trans Energy entered into participating commodity put options on natural gas whereby Trans Energy receives a floor price.  The natural gas commodity put options are indexed to NYMEX Henry Hub prices.  The following table shows the monthly volumes and the floor price:

			Average
Start	End	Volume	Floor
Month	Month	MMBTU/Month	$/MMBTU
Jan. ‘11	Dec. ‘11	5,244	$ 7.350

As of December 31, 2010 and 2009, the natural gas derivative had a total fair value of $152,087 and $219,314, respectively.  The current portion consists of $152,087 and $121,133, respectively.

Oil Derivatives

Trans Energy entered into participating commodity put and call options on crude oil as a costless collar. The following table shows the monthly volumes, the floor and ceiling prices.

Start	End	Volume	Floor	Ceiling
Month	Month	BBL/Month	$/BBL	$/BBL
Jan. ‘11	Dec. ‘11	449	$100	$172

As of December 31, 2010 and 2009, the oil derivative had a fair value of $35,503 and $175,352, respectively. The current portion consists of $35,503 and $106,828, respectively.

Gas Purchase Agreements

Trans Energy has various agreements with Dominion Field Services, Inc. for fixed prices for gas transported through its pipeline.  The monthly volume ranges from 10,000 to 20,000 decatherm (“Dth”) per month, and fixed prices vary from $6.11 to $10.81/Dth through April 2012. A decatherm is equal to one MMBTU.

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred Stock - Trans Energy has authorized 10,000,000 shares of $.001 par value preferred stock.  The preferred stock shall have preference as to dividends and to liquidation of Trans Energy.

Common Stock - Trans Energy has authorized 500,000,000 shares of $.001 par value common stock.

On January 1, 2008, Trans Energy granted 450,000 common stock options to an officer and an employee as part of their two year employment agreements. The stock options vest quarterly over two years and have a five year term. The stock options were granted at an exercise price of $0.80 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued at $315,886 using the Black Scholes valuation model. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $0 and $157,944 of share-based compensation expense was recorded during the years ended December 31, 2010 and 2009, respectively. The following are the assumptions made in computing the option fair value:

Average risk-free interest rate	3.3%
Dividend yield	0%
Expected term	5 years
Average expected volatility	126.19%

On January 1, 2008, Trans Energy granted 260,000 shares of common stock to three employees under employment agreements. The 260,000 shares are not performance based and vest quarterly over two years, subject to ongoing employment. These shares were valued at $208,000 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over two years. During the years ended December 31, 2010 and 2009, we recorded $0 and $104,000 of share-based compensation related to these shares, respectively.

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

On April 8, 2009, Trans Energy granted 375,000 common stock options to four employees. The options vest quarterly over one year and have a five year term. The stock options were granted at an exercise price of $0.98 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued at $282,137 using the Black Scholes valuation model. The options are being amortized to share-based compensation expense quarterly over the vesting period.  During the years ended December 31, 2010 and 2009, we recorded $70,535 and $211,602 of share-based compensation expense, respectively.  The following are the assumptions made in computing the option fair value:

Average risk-free interest rate	1.7%
Dividend yield	0%
Expected term	5 years
Average expected volatility	104.52%

On May 14, 2009, Trans Energy granted 50,000 shares of common stock and 50,000 common stock options to one employee under an employment agreement. The 50,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment. These shares were valued at $57,500 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over one year. During the years ended December 31, 2010 and 2009, we recorded $14,375 and $43,125 of share-based compensation related to these shares, respectively.  The options vest quarterly over one year and have a five year term.  The stock options were valued in a similar manner as the options issued in the prior month, resulting in a value of $37,618, of which, $9,403 and $28,215 was expensed in 2010 and 2009, respectively.

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

On June 23, 2010, Trans Energy issued 125,000 shares to one officer under an employment agreement.  These shares vested immediately and were valued at $343,750.

On June 23, 2010, Trans Energy granted 125,000 common stock options to one officer under an employment agreement. These options vested immediately and were valued at $237,488.  The stock options were granted at an exercise price of $2.75 per common share, which was equal to the fair market value of the common stock at the date of the grant.  The following are the assumptions made in computing the option fair value:

Average risk-free interest rate	1.0%
Dividend yield	0%
Expected term	5 years
Average expected volatility	89.46%

In December 2010, Trans Energy issued 8,500 shares of common stock for employee bonuses valued at $24,480.  These shares vested immediately and were expensed in 2010.

In December 2010, Trans Energy issued 50,000 shares of common stock to outside board members valued at $49,000.  These shares vested immediately and were expensed in 2010.

In December 2010, Trans Energy granted 136,500 shares of common stock to nine employees under the long-term incentive bonus program. The 136,500 shares are not performance based and vest semi-annually over three years, subject to ongoing employment. These shares were valued at $409,500 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense semi-annually over three years. During the year ended December 31, 2010, we recorded $68,250 of share-based compensation related to these shares.

In December 2010, Trans Energy granted 368,000 common stock options to nine employees and one outside board member. The options vest semi-annually over three years and have a five year term. The stock options were granted at an exercise price of $3.00 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued at $759,809 using the Black Scholes valuation model. The options are being amortized to share-based compensation expense semi-annually over the vesting period.  During the year ended December 31, 2010, we recorded $126,635 of share-based compensation expense related to these options.  The following are the assumptions made in computing the option fair value:

Average risk-free interest rate	1.0%
Dividend yield	0%
Expected term	5 years
Average expected volatility	89.96%

A summary of the status of the options granted under various agreements at December 31, 2010 and 2009, and changes during the years then ended is presented below:

	December 31, 2010		December 31, 2009
	Weighted		Weighted
	Average Exercise		Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	2,358,324	$1.03	1,933,324	$1.05
Granted	493,000	2.94	425,000	0.98
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(533,324)	1.95	-	-
Outstanding at end of year	2,318,000	$1.23	2,358,324	$1.03

A summary of the status of the options granted under various agreements at December 31, 2010 is presented below:

		Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$3.00	368,000	4.77 years	$3.00	61,333	$3.00
$2.75	125,000	4.48 years	$2.75	125,000	$2.75
$0.98	425,000	3.27 years	$0.98	425,000	$0.98
$0.82	450,000	2.01 years	$0.82	450,000	$0.82
$0.65	950,000	0.62 years	$0.65	950,000	$0.65

-	2,318,000	-	-	2,011,333

NOTE 11 - BUSINESS SEGMENTS

Trans Energy's principal operations consist of oil and gas sales with Trans Energy, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy's operations in different segments is as follows:

	For the
	Year Ended	Oil and Gas	Pipeline
	December 31,	Sales	Transmission	Corporate	Total

Revenue	2010	$5,758,075	$336,463	$5,415	$6,099,953
	2009	4,792,842	459,206	(2,476)	5,249,572

Income (Loss) from	2010	25,635,280	(266,417)	(3,893,281)	21,475,582
operations	2009	1,108,542	(471,593)	(2,920,313)	(2,283,364)

Interest expense	2010	3,232,226	-	-	3,232,226
	2009	2,532,986	-	-	2,532,986

Depreciation, depletion	2010	3,075,762	10,769	-	3,086,531
amortization and accretion	2009	2,607,224	135,136	-	2,742,360

Property and equipment	2010	19,366,358	-	-	19,366,358
acquisitions, including	2009	6,134,798	-	-	6,134,798
oil and gas properties

Total assets, net of intercompany accounts

December 31,	2010	$40,530,099	$357,479	-	$40,887,578
December 31,	2009	30,554,379	571,990	-	31,126,369

NOTE 12 - RELATED PARTY TRANSACTIONS

Natural gas delivered through Trans Energy's pipeline network is sold either to Sancho Oil and Gas Corporation (“Sancho”), a company controlled by the Vice President of Trans Energy, at the industrial facilities near Sistersville, West Virginia, or to Dominion Gas, a local utility company, on an on-going basis at a variable price per month per Mcf. Under its contract with Sancho, Trans Energy has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby Trans Energy receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho.  The amount paid to Sancho under this agreement was approximately $3,000 in 2010 and approximately $3,000 in 2009.

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

The promissory notes, payable on demand, were issued to James K. Abcouwer ($350,000), Robert L. Richards ($100,000), and Loren E. Bagley in the name of Sancho Oil & Gas ($478,858).  Each note was secured by shares of the Company’s common stock equal to the value of the principal of the note based on the price of $0.65 per share.  Interest on each note would be paid at the rate of 1.5% per month if the note were not paid within five days of demand.  Each note was also convertible into shares of the Company’s common stock, commencing 30 days after issuance, entitling the holder to convert the note into shares of the Company’s common stock at the conversion price of $0.65 per share, based on the closing price of $0.60 for the Company’s shares in the public market on the date the notes were issued.  As provided by the terms of the promissory notes, Mr. Abcouwer converted his note for 538,462 shares of common stock on December 30, 2009, Mr. Richards converted his note for 153,846 shares on January 29, 2010 and Sancho Oil & Gas converted its note for 736,705 shares on February 16, 2010.

NOTE 13 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

Trans Energy, Inc. has eight customers that represent 100% of its gross oil and gas sales for the years ended December 31, 2010 and 2009.  Another customer also generated 100% of Ritchie County sales in 2010 and 2009.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Effective July 1, 2007, Trans Energy implemented an employee 401(k) plan whereby Trans Energy will make basic safe-harbor matching contributions to those employees electing to participate in the plan. Matching contributions totaled $41,619 for 2010 and $48,733 for 2009.

As described in Note 9, Trans Energy has gas delivery commitments to Dominion Field Services.  We believe that we can meet the delivery commitments based on our estimated production.  If, however, Trans Energy can not meet such commitments, it will purchase natural gas at market prices to meet such commitments which will result in a gain or loss for the difference between the delivery commitment price and the price the Trans Energy is able to purchase the gas for redelivery (resale) to its customers.

We may be engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business.  In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

NOTE 15 - SUBSEQUENT EVENTS

On February 21, 2011, the Company entered into a Convertible Promissory Note with Republic Energy Ventures, LLC (“Republic”), for up to $3,000,000, to ensure that it would be able to maintain adequate liquidity as it worked towards refinancing the amount outstanding under that certain credit agreement in the form of a senior secured revolving credit facility dated June 15, 2007 (the “Credit Agreement”) with CIT Capital USA Inc. (“CIT”).

On March 31, 2011, the Company entered into a Purchase and Sale Agreement (the “PSA”) with Republic for the sale to Republic of certain oil and gas leases and interests located in Marion County, Marshall County, Tyler County and Wetzel County, West Virginia (referred to as the “Marcellus Shale Properties”).  Also on March 31, 2011, the Company and CIT entered into the Sixth Amendment to Credit Agreement.

Under the terms of the PSA, the Company sold to Republic approximately 2,950 Net Mineral Acres, for $14,012,500, or approximately $4,750 per acre.  The PSA and Sixth Amendment required that $5,000,000 of the sale proceeds be paid directly to CIT as partial satisfaction of the debt owed under the Credit Agreement.  Further, a portion of the sale proceeds, equal to the outstanding principal amount advanced to the Company plus interest, were offset against payment of the Convertible Promissory Note issued by the Company to Republic dated February 21, 2011 in the amount of $2,914,442.99.  The Company also had the option to apply a portion of the sale proceeds to offset the Company’s obligation to reimburse Republic for bonus payments advanced by Republic to lessors under certain oil, gas and mineral leases, but the Company elected not to exercise this option.

The PSA also provided that $6,000,000.00 of the sale price be applied as a credit, or drilling carry, to the Company by Republic toward joint interest expenses incurred by the Company pursuant to a Joint Operating Agreement for the Company’s share of completion costs incurred for the Stout #2H, Groves #1H, and Keaton #1H wells, and for the Company’s share of drilling and completion costs for the Lucey #1H well.

The Sixth Amendment and other related agreements extend the maturity date of the Credit Agreement to March 31, 2012.  The Sixth Amendment confirms that the principal amount due under the Credit Agreement prior to the application of a portion of the proceeds from the acreage sale was $17,320,239, plus accrued interest of $139,748, plus past delinquency charges.  The Sixth Amendment provides that all past delinquency charges owed by the Company, whether in shares of Company stock (or options or warrants therefore) or to be paid in cash, are unwound and the delinquency charges of $725,000 are to be added to the principal balance plus interest.  Thus, the total amount owed under the Credit Agreement, as per the Sixth Amendment, was $18,184,978, which was reduced to $13,184,978 upon the payment from the PSA.

As part of the Sixth Amendment, the Company also granted to CIT a 1.5% overriding royalty interest in each of the Stout #2H, Groves #1H, Keaton #1H and Lucey #1H wells, as well as a 1.5% overriding royalty interest in the next six horizontal wells drilled in the Marcellus Shale, which have commercial production for a period of at least 30 consecutive days and in which the Company, or any of its subsidiaries, has an interest.  Each 1.5% overriding royalty interest is to be proportionately reduced to the extent the Company or its subsidiary owns less than the full working interest in the leases, or to the extent such oil and gas leases cover less than the full mineral interest.

On February 19, 2011, the Company turned the Stout #2H horizontal Marcellus well in Marshall County,

West Virginia into a sales line.  On March 25, 2011, the Company announced that the first 30 days of production from its Stout #2H horizontal Marcellus well averaged 5,257 Mcfe per day and the rate of production on the 30th day was 4,677 Mcfe on a 25/64 choke.

On April 4, 2011, the Company turned the Keaton #1H into a sales line.  The Company completed the Groves #1H horizontal Marcellus well on April 7, 2011.  The Groves #1H was drilled with the longest lateral to date with a horizontal length of over 5,500 feet and was completed with a 15 stage hydraulic fracture stimulation.

NOTE 16 - SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

Trans Energy retained Wright & Company, Inc., independent third-party reserve engineers, to perform an independent evaluation of proved reserves as of December 31, 2010 and 2009, respectively.  Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates.  Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered.  All of Trans Energy's reserves are located in the United States.

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

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

Aggregate capitalized costs relating to Trans Energy's crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion, and amortization are as follows:

	As of December 31
	2010	2009
Proved oil and gas producing properties
and related lease, well and equipment	$36,967,076	$26,050,201
Unproved Oil and Gas Properties	6,156,188	1,242,144
Accumulated Depreciation, Depletion
and Amortization	(7,909,714)	(4,983,747)
Net Capitalized Costs	$36,213,550	$22,308,598

All of Trans Energy's operations are in the United States.

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with Trans Energy's crude oil and natural gas acquisition, exploration and development activities for each of the periods shown below:

	For the Year Ended December 31,
	2010	2009
Acquisition of Properties
Proved	$-	$-
Unproved	5,265,912	614,290
Exploration Costs	-	-
Development Costs	13,895,853	5,290,615
Total Costs Incurred	$19,161,765	$5,904,905

Results of Operations for Oil and Gas Producing Activities

Aggregate results of operations, in connection with Trans Energy's crude oil and natural gas producing activities, for each of the periods shown below:

	For the Year Ended December 31,
	2010	2009
Sales	$5,681,679	$4,792,842
Production Costs (a)	(1,841,788)	(1,077,076)
Depreciation, Depletion and Amortization	(3,075,762)	(2,607,224)
Income Tax Expense	450,000	-
Total Results of Operations for
for Producing Activities(b)	$764,129	$1,108,542

(a)	Production costs consist of oil and gas operations expense, production and ad valorem taxes, plus general and administrative expense supporting Trans Energy’s oil and gas operations.
(b)	Excludes the activities of pipeline transmission operations, corporate overhead and interest costs, gain on sale of oil and gas assets and related income taxes
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

The following schedule sets forth the proved reserves of Trans Energy during each of the periods presented:

	As of December 31,
	2010		2009
	Oil	Gas	Oil	Gas
	(BBL)	(MCF)	(BBL)	(MCF)
Proved Reserves:
Beginning of the period	158,545	6,565,058	409,184	17,335,312
Revisions of previous estimates	230,802	(1,937,954)	(231,991)	(11,594,729)
Extensions and discoveries	-	9,159,640	-	1,598,157
Improved recovery	-	-	-	-
Production	(16,578)	(995,101)	(18,648)	(640,709)
Purchases of minerals in place	-	-	-	-
Sales of minerals in place	-	-	-	(132,973)
End of period	372,769	12,791,642	158,545	6,565,058
Proved Developed Reserves, End of Year	372,769	12,791,642	158,545	6,565,058

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on Trans Energy's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2010 and 2009 in accordance with GAAP which requires the use of a 10% discount rate.  This information is not the fair market value, nor does it represent the expected present value of future cash flows of Trans Energy's proved oil and gas reserves.

	As of December 31,
	2010	2009
Future Cash Inflows	$90,438,260	$43,442,688
Future Production Costs (a)	(28,149,581)	(11,919,428)
Future Development Costs	(5,550,000)	(1,050,000)
Future Income Tax Expense	(11,347,737)	(6,304,652)
Future Net Cash Flows	$45,390,949	$24,168,608
Discounted for Estimated Timing
of Cash Flows	$(23,800,949)	$(11,393,082)
Standardized Measure of Discounted
Future Net Cash Flows	$21,590,000	$12,775,526

(a)
Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and general and administrative expense supporting Trans Energy’s oil and gas operations and are based

Effective for the year end 2009, SEC reporting rules require that year-end reserve calculations and future cash inflows be based on the weighted average of the first day of the month price for the previous twelve month period.  The prices for 2010 used in the above table were $5.29 per MMBTU and $70.60 per BBL. The prices used for 2009 were $4.13 per MMBTU and $61.18 per BBL.
.
Summary of Changes in Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil and Gas Reserves

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to Trans Energy's proved crude oil and natural gas reserves at year end are set forth in the table below:

	For the Year Ended December 31,
	2010	2009

Standardized measure, Beginning of Year	$12,775,526	$23,376,395
Oil and gas sales, net of production costs	(3,839,891)	(3,715,766)
Changes in prices and future production	1,344,478	(10,742,993)
Extensions, discoveries and improved
recovery, net of costs	16,744,699	9,644,431
Purchases and Sales of Minerals in place	-	-
Change in estimated future development costs	(4,500,000)	13,540,000
Previously estimated development costs incurred	1,050,000	5,166,434
Revisions of previous qualtity estimates	4,880,308	28,331,901)
Accretion of Discount	1,277,553	2,337,640
Net change in income taxes	(5,643,085)	16,692,491
Timing and Other	(3,099,588)	(15,191,205)
Standardized Measure, End of Year	$21,590,000	$12,775,526