Form 10-Q
period 2011-03-31
TRANS ENERGY INC
filed 2011-06-17
CIK 919721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

                 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 13, 2011
Common Stock, $0.001 par value	12,737,328

TRANS ENERGY, INC. AND SUBSIDIARIES

.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	Unaudited	Audited

ASSETS

CURRENT ASSETS

Cash	$305,955	$1,037,941
Accounts receivable – trade	15,346,107	1,195,259
Accounts receivable – related parties	18,500	18,500
Advance royalties	114,098	99,381
Prepaid expenses	18,750	825,646
Accounts receivable due from non-operator, net	1,739,098	82,964
Note receivable	-	27,295
Derivative assets	126,981	187,590

Total Current Assets	17,669,489	3,474,576

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $635,839 and $612,047 respectively	1,101,147	1,148,500

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	42,827,204	36,579,636
Unproved properties	5,942,619	6,156,188
Pipelines	1,387,439	1,387,440
Accumulated depreciation, depletion and amortization	(8,405,406)	(7,909,714)

Oil and gas properties, net	41,751,856	36,213,550

OTHER ASSETS

Other assets	50,952	50,952

TOTAL ASSETS	$60,573,444	$40,887,578

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

	March 31,	December 31,
	2011	2010
	Unaudited	Audited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - trade	$10,967,203	$3,850,278
Accounts and notes payable, related party	2,150	2,150
Accrued expenses	1,195,594	1,494,493
Income tax payable	720,000	450,000
Notes payable - current	18,092,176	17,377,479

Total Current Liabilities	30,977,123	23,174,400

LONG-TERM LIABILITIES

Notes payable	14,979	20,818
Asset retirement obligations	232,524	219,478

Total Long-Term Liabilities	247,503	240,296

Total Liabilities	31,224,626	23,414,696

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock
10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	-	-
Common stock
500,000,000 shares authorized at $0.001 par value; 12,737,328 shares issued, and 12,737,328 shares outstanding, respectively	12,737	12,737
Additional paid-in capital	38,353,782	38,256,340
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(9,015,751)	(20,794,245)

Total Stockholders' Equity	29,348,818	17,472,882

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,573,444	$40,887,578

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

REVENUES	$1,630,099	$1,107,359

COSTS AND EXPENSES

Production costs	426,087	636,715
Depreciation, depletion, amortization and accretion	553,742	549,775
Selling, general and administrative	1,061,778	632,176

Total Costs and Expenses	2,041,607	1,818,666
Gain(Loss) on sale of assets	12,869,584	(184)

INCOME (LOSS) FROM OPERATIONS	12,458,076	(711,491)

OTHER INCOME (EXPENSES)

Interest income	247	5,608
Interest expense	(407,194)	(551,015)
Gain(loss) on derivative contracts	(2,635)	50,691

Total Other Income (Expenses)	(409,582)	(494,716)

NET INCOME(LOSS) BEFORE INCOME TAXES	12,048,494	(1,206,207)

INCOME TAXES (CURRENT)	270,000	-

NET INCOME (LOSS)	$11,778,494	$(1,206,207)

NET INCOME(LOSS) PER SHARE – BASIC	$0.92	$(0.10)
NET INCOME(LOSS) PER SHARE – DILUTED	$0.83	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	12,737,328	12,084,282
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	14,266,803	12,084,282

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 2011
(Unaudited)

	Common Stock		Additional
			Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2010	12,737,328	$12,737	$38,256,340	$(1,950)	$(20,704,245)	$17,472,882

Stock-based compensation expense	-	-	97,442	-	-	97,442

Net Income	-	-	-	-	11,778,494	11,778,494

Balance, March 31, 2011	12,737,328	# 12,737	$38,353,782	$(1,950)	$9,015,751	$29,348,818

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,778,494	$(1,206,207)
Adjustments to reconcile net income (loss)
to net cash provided (used) by operating activities:
Depreciation, depletion, amortization and accretion	553,742	549,775
Amortization of financing cost and debt discount	-	134,726
Share-based compensation	97,442	94,314
(Gain) loss on sale of assets	(12,869,584)	184
(Gain) loss on derivative contract	60,609	(50,691)
Changes in operating assets and liabilities:
Accounts receivable - trade	(138,348)	258,494
Accounts receivable due from non-operator, net	(1,656,134)	(1,047,306)
Prepaid expenses and other current assets	792,179	-
Accounts payable and accrued expenses	3,997,017	(192,675)
Net cash provided (used) by operating activities	2,615,417	(1,459,386)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on note receivable	27,295	77,163
Proceeds from sale of assets	15,000	1,500
Expenditures for oil and gas properties	(3,372,117)	(2,031,938)
Expenditures for property and equipment	(1,439)	(27,063)
Net cash used by investing activities	(3,331,261)	(1,980,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from derivative contracts	-	75,167
Proceeds from notes payable	-	24,412
Payments on notes payable	(16,142)	(26,110)
Net cash (used) provided by financing activities	(16,142)	73,469

NET CHANGE IN CASH	(731,986)	(3,366,255)

CASH, BEGINNING OF PERIOD	1,037,941	4,602,170

CASH, END OF PERIOD	$305,955	$1,235,915

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$407,194	$424,654
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	$3,816,009	$-
Increase in asset retirement obligation	3,788	-
Conversion of related party debt to common stock		578,858
Increase in accounts receivable for sale of acreage	14,012,500	-
Reclass from accrued expenses to notes payable	725,000	-

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc., (Trans Energy or the Company), pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Receivables

Accounts receivable and notes receivable are carried at their expected net realizable value.  The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, estimates of the recoverability of the amounts due could be overstated, which could have a negative impact on operations.  No allowance for doubtful accounts is deemed necessary at March 31, 2011 and December 31, 2010 by management and no bad debt expense was incurred during the three months ended March 31, 2011 and 2010.

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

The following is a description of the changes to Trans Energy's asset retirement obligations for the three months ended March 31, 2011:

Asset retirement obligations at beginning of period	$219,478
Liabilities incurred during the period	3,788
Accretion expense	9,528
Asset retirement obligations at end of period	$232,524

Income Taxes

At March 31, 2011, the Company had net operating loss carry forwards (NOLS) for future years of approximately $2,760,000.  These NOLS will expire at various dates through 2030.  The current tax provision of $270,000 for the three months ended March 31, 2011 is an estimate of the alternative minimum tax that will not be offset by the NOLs.  No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or AMT credit since the potential tax benefit is offset by a valuation allowance of the same amount.  Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

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

Revenue and Cost Recognition

Trans Energy recognizes gas revenue upon the delivery of the gas to the customers’ pipeline from Trans Energy’s pipelines when recorded as received by the customer’s meter.  Trans Energy recognizes oil revenues when pumped and metered by the customer.  Trans Energy recognized $1,454,625 and $978,556 in oil and gas revenues for the three months ended March 31, 2011 and 2010, respectively.  Trans Energy uses the sales method to account for sales and imbalances of natural gas.  Under this method, revenues are recognized based on actual volumes sold to purchasers.  The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  Trans Energy had no imbalances as of March 31, 2011 and December 31, 2010.  Costs associated with production are expensed in the period incurred.

Transportation revenue is recognized when earned and we have a contractual right to receive payment.  We recognized $159,556 and $101,311 of transportation revenue for the three months ended March 31, 2011 and 2010, respectively.

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

Trans Energy believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, note receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by Trans Energy on its notes payable approximate market rates. The fair values of Trans Energy’s Level 2 financial assets consist of derivative assets, which are based on quoted commodity prices of the underlying commodity, a market approach. As of March 31, 2011 and December 31, 2010, Trans Energy did not have any Level 1 or 3 financial assets or liabilities.

The following tables summarize fair value measurement information for Trans Energy’s financial assets:

	As of March 31, 2011
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$126,981	$126,981	$-	$126,981	$-

	As of December 31, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$187,590	$187,590	$-	$187,590	$-

New Accounting Standards

Trans Energy does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial statements.

NOTE 2 – GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Trans Energy has incurred cumulative operating losses through March 31, 2011 of $9,015,751.  At March 31, 2011, Trans Energy had a stockholders’ equity of $29,348,818 and a working capital deficit of $13,307,634, including its note payable which is due on March 31, 2012.  Revenues during the three months ended March 31, 2011 were not sufficient to cover its operating costs.  We expect positive operating cash flow from existing wells and new drilling which will allow us to continue as a going concern.  There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing that might be needed to fund operations in the future.  Trans Energy’s unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – NOTE RECEIVABLE

Trans Energy holds a promissory note agreement with Warren Drilling Co., Inc., an Ohio Corporation.  The purpose of the promissory note was to fund certain drilling equipment necessary to equip the rig for horizontal drilling. An initial advance in the amount of $302,280 was made on December 22, 2008, with a second advance in the amount of $311,440 made on February 4, 2009.  The note bears interest in the amount of 6.5% per annum, payable in monthly installments of $27,443 for 24 months.  As of March 31, 2011, the outstanding balance was $-0-.  The note was secured by equipment of Warren Drilling, Co., for which an executed security agreement was filed with the promissory note.  Trans Energy has evaluated their relationship with Warren Drilling and has determined that Trans Energy does not have a controlling financial interest in Warren Drilling which would require consolidation.

NOTE 4 – OIL AND GAS PROPERTIES

Total additions for oil and gas properties during the three months ended March 31, 2011 and March 31, 2010 were $7,188,126 and $2,031,938, respectively.  Trans Energy also incurred $1,439 and $27,063, respectively, for additional property, plant and equipment.

Depreciation, depletion, and amortization expenses on oil and gas properties were $495,692 and $499,321 for the three months ended March 31, 2011 and 2010, respectively.  Depreciation, depletion and amortization expenses for non oil and gas properties were $48,792 and $46,176 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 5 – SALE OF OIL AND GAS ACREAGE

On March 31, 2011, the Company sold 2,950 net acres to Republic Energy Ventures, LLC at $4,750 per net acre for total pre-tax proceeds of $14,012,500 which is included in accounts receivable, trade.  Acreage sold to Republic was distributed pro rata across the Company’s acreage.  Proceeds from this transaction were used to repay $5 million to CIT in April, with the remainder being used to partially fund the drilling and completion expenses for certain wells.

NOTE 6 - DERIVATIVE AND OTHER HEDGING INSTRUMENTS

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

			Average
Start	End	Volume	Floor
Month	Month	MMBTU/Month	$/MMBTU
Apr. ‘11	Dec. ‘11	5,244	$ 7.350

As of March 31, 2011 and December 31, 2010 the natural gas derivative had a total fair value of $126,831 and $152,087, respectively.  Current portions consisted of $126,831 and $152,087, respectively.

Oil Derivatives

Trans Energy entered into participating commodity put and call options on crude oil as a costless collar. The oil costless collar is indexed to NYMEX WTI Oil prices. The following table shows the monthly volumes, the floor and ceiling prices.

Start	End	Volume	Floor	Ceiling
Month	Month	BBL/Month	$/BBL	$/BBL
Apr. ‘11	Dec. ‘11	449	$100	$172

As of March 31, 2011 and December 31, 2010 the oil derivative had a fair value of $150 and $35,503 respectively.  Current portions consisted of $150 and $35,503, respectively.

For the three months ended March 31, 2011, Trans Energy had total losses on the derivative contracts of $2,635, of which $57,975 was a realized gain and $60,610 was an unrealized loss.  During the three months ended March 31, 2010, Trans Energy had a total gain on the derivative contracts of $50,691, of which $75,169 was a realized gain and $24,478 was an unrealized loss.

Gas Purchase Agreements

Trans Energy has various agreements with Dominion Field Services, Inc. for fixed prices for gas transported through its pipeline.  The monthly volume is 10,000 decatherm (“Dth”) per month, and fixed prices vary from $10.57/Dth to $10.81/Dth through April 2012. A decatherm is equal to one MMBTU.

NOTE 7 – NOTES PAYABLE

On June 22, 2007, Trans Energy finalized a financing agreement with CIT Capital USA Inc. (“CIT”)  Under the terms of the agreement, CIT would lend up to $18,000,000 to Trans Energy in the form of a senior secured revolving credit facility with the ability in increase the credit facility to $30,000,000 with increased oil and gas reserves.  During the quarter ended September 30, 2008, CIT increased the credit facility to $30,000,000 due to increased reserves.

During the year ended December 31, 2009, Trans Energy borrowed $2,000,000 from CIT which increased the total outstanding credit balance to $30,000,000, leaving no available credit facility.

Interest payment due dates are elected at the time of borrowing and range from monthly to six months.  Principal payments were due at maturity on June 15, 2010 for all borrowing outstanding on that date.  The interest rate on this credit facility at December 31, 2010 was 9.5%.

The Company as been working with its financial advisor and investment banker in an effort to restructure the credit agreement since its maturity date.  In July 2010, the Company repaid $15,000,000 from the sale of certain assets.  Then the Company repurchased its net profit interest from CIT with the $1,780,404 purchase price added to the outstanding balance.  Amendment fees and interest totaling $539,835 were added to the principal in 2010, resulting in a balance of $17,320,239 due to CIT as of December 31, 2010.  Between June and December 2010, the Company was charged $725,000 in forbearance fees by CIT, to be paid in cash or five year warrants.  The $725,000 of forbearance fees are included in accrued expenses at December 31, 2010. The Company owed $18,045,239 as of March 31, 2011, with interest at 10%.

On March 31, 2011, the Company and CIT entered into the Sixth Amendment to the Credit Agreement.  The Sixth Amendment and other related agreements extend the maturity date of the Credit Agreement to March 31, 2012.  The Sixth Amendment confirms that the principal amount due under the Credit Agreement prior to the application of a portion of the proceeds from the acreage sale to Republic under the March 31, 2011 Purchase and Sale Agreement (the “PSA”) was $17,320,239, plus accrued interest of $139,748, plus forbearance fees.of $725,000 to be added to the principal balance.  Thus, the total amount owed under the Credit Agreement, as per the Sixth Amendment, was $18,184,978.  After the payment of accrued interest, the Company owed $18,045,239 as of March 31,2011.

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

As of March 31, 2011 and December 31, 2010, the Company owed $61,916 and $78,058, respectively, for other loans, primarily for vehicles.

The Company issued a Convertible Promissory Note to Republic dated February 21, 2011 in the amount of $2,914,442.  As of March 31, 2011, the Company netted the $2,914,442 against joint interest billings due to the Company from Republic.  As of March 31, 2011, the accounts receivable balance due from Republic was $1,739,098 after netting the $2,914,442.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On May 14, 2009, Trans Energy granted 50,000 shares of common stock to one key employee under the long term incentive bonus program.  The 50,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment.  These shares were valued at $57,500, using the fair market value of the common stock at the date of grant and are amortized to compensation expense quarterly over one year.  During the three months ended March 31, 2010, Trans Energy recorded $14,375 of share-based compensation related to these shares.  As of March 31, 2010, this award has been fully expensed.  In addition, Trans Energy also granted 50,000 common stock options to this employee under the long term incentive bonus program.  The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $9,405 of share-based compensation expense was recorded during the three month period ended March 31, 2010.  As of March 31, 2010, these options have been fully expensed.

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $94,314 for the three months ended March 31, 2010.

In December 2010, Trans Energy granted 136,500 shares of stock to nine employees under the long-term incentive bonus program.  The 136,500 shares are not performance based and vest semi-annually over three years, subject to ongoing employment.  These shares were valued at $409,500 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense semiannually over three years. During the first quarter of 2011, we recorded $34,125 of share-based compensation expense related to these shares.

In December 2010, Trans Energy granted 368,000 common stock options to nine employees and one outside board member.  The options vest semi-annually over three years and have a five year term.  The stock options were granted at an exercise price of $3.00 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued at $759,809 using the Black Scholes valuation model.  The options are being amortized to share-based compensation expense semi-annually over the vesting period.  During the first quarter of 2011, we recorded $63,317 of share-based compensation expense related to these options.

NOTE 9 – EARNINGS PER SHARE

Basic income (loss) per share of common stock for the periods ended March 31, 2011 and 2010 is determined by dividing net income (loss) by the weighted average number of shares of common stock during the period.

The following table reconciles the weighted average shares outstanding used for basic and diluted earnings per share for the periods ended March 31, 2011 and 2010.  The stock options were anti-dilutive in 2010 and therefore had no effect on diluted earnings per share.

The Company paid no cash distributions to its stockholders during the three months ended March 31, 2011 and 2010.

	For the Three Months Ended
	March 31,
	2011	2010
Weighted average number of common shares outstanding
Used in the basic earnings per common share calculations	12,737,328	12,084,282

Dilutive effect of stock options	1,529,475	0

Weighted average number of common shares outstanding adjusted for effective of dilutive options and warrants	14,266,803	12,084,282

NOTE 10 – SUBSEQUENT EVENTS

On March 31, 2011 the Company entered into a Purchase and Sale Agreement (the “PSA”) with Republic Ventures, LLC (“Republic”) for the sale to Republic of certain oil and gas leases and interests located in Marion County, Marshall County, Tyler County and Wetzel County West Virginia (referred to as the “Marcellus Shale Properties”).  The sale proceeds were received on April 1, 2011.

Under the terms of the PSA, the Company sold to Republic approximately 2.950 Net Mineral Acres, for $14,012,500, or approximately $4,750 per acre.  The PSA and Sixth Amendment required that $5,000,000 of the sale proceeds be paid directly to CIT as partial satisfaction of the debt owed under the Credit Agreement.  Republic paid the remaining monies to the Company, which the Company used to pay down trade payables and for future drilling costs.  The Company also had the option to apply a portion of the sale proceeds to offset the Company’s obligation to reimburse Republic for bonus payments advanced by Republic to lessors under certain oil, gas and mineral leases, but the Company elected not to exercise this option.

On April 4, 2011, the Company turned the Keaton #1H into a sales line.  The Company completed the Groves #1H horizontal Marcellus well on April 7, 2011.  The Groves #1 H was drilled with the longest lateral to date with a horizontal length of over 5,500 feet and was completed with a 15 stage fracture stimulation.  The well averaged 5,674 mcfe per day during the first 30 days of production.

On May 23, 2011, James K. Abcouwer submitted his resignation as a director on the company’s board of  directors.  Mr. Abcouwer’s resignation was for personal reasons and was effective immediately.  We are presently reviewing possible candidates to fill the director vacancy.

NOTE 11 – BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales by Trans Energy and Prima Oil Company, and pipeline transmission by Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Three Months Ended March 31,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2011	$1,454,625	$159,556	$15,918	$1,630,099
	2010	978,556	101,311	27,492	1,107,359

Income (loss) from	2011	13,346,897	157,040	(1,045,861)	12,458,076
operations	2010	(29,471)	(77,335)	(604,685)	(711,491)

Interest expense	2011	407,194	--	--	407,194
	2010	551,015	--	--	551,015

Depreciation, depletion,	2011	551,226	2,516	--	553,742
amortization and accretion	2010	547,066	2,709	--	549,775

Property and equipment	2011	7,189,565	--	--	7,189,565
acquisitions, including	2010	2,059,001	--	--	2,059,001
oil and gas properties

Total assets, net of intercompany accounts:
March 31, 2011	$60,279,373	$294,071	$--	$60,573,444
December 31, 2010	$40,530,099	$357,479	$--	$40,887,578

Property and equipment acquisitions include accrued amounts and reclassifications.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations.  The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our 2010 Form 10-K.  Our discussion contains both historical and forward-looking information.  We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met.  Statements concerning results of future exploration, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements.  We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.

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

Results of Operations

Three months ended March 31, 2011 compared to March 31, 2010

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the three months ended March 31, 2011 and 2010.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended
	March 31,
	2011	2010
Total revenues	100%	100%
Total costs and expenses	(125%)	(164%)
Gain (loss) on sale of assets	789%	0%
Income (loss) from operations	764%	(64%)
Other expenses	(25%)	(45%)
Income taxes	(16%)	0%
Net income (loss)	723%	(109%)

Total revenues of $1,630,099 for the three months ended March 31, 2011 increased $522,740 or 47% compared to $1,107,359 for the three months ended March 31, 2010, primarily due to an increase in natural gas production from new wells drilled. We continued to focus our efforts during the first quarter of 2011 on our Marcellus Shale directional drilling program in Marshall County, West Virginia.  We expect continued production increases from the drilling program starting in the second quarter.

Production costs decreased $210,628, or 33%, in the three months ended March 31, 2011 as compared to the same period for 2010, primarily due to a decrease of delayed lease rental payments of $129,700 to return to normal level, saltwater hauling expense refund of $32,300, pipeline expenses of $17,400 and $46,400 less wages being allocated to production cost.

Selling, general and administrative expense increased $429,602 or 68% in the three months ended March 31, 2011 as compared to the same period for 2010.  The increase was primarily due to increased legal and consulting costs associated with the debt restructuring and stock based compensation expense.

Gain on sale of assets increased $12,869,768 for 2011 as compared to 2010 as a result of the sale of certain oil and gas assets.

Interest expense decreased $143,821 or 26% in the three months ended March 31, 2011 as compared to the same period for 2010, primarily due to a decrease in Notes Payable.

Our loss on derivative contracts was ($2,635) for 2011 compared to a gain of $50,691 for 2010.  This loss was primarily due to an increase in commodities prices throughout 2011.

We have accumulated approximately $2 million of net operating loss carryforwards as of March 31, 2011, which may be offset against future tax obligations through 2030.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there would be an annual limitation on the amount of net operating loss carryforwards which can be used.  We recorded $270,000 in income tax expense related to the sale of assets for alternative minimum taxes.  No tax benefit has been reported in the financial statements for the three months ended March 31, 2011 because the potential tax benefit of the loss carryforward is offset by the valuation allowance of the same amount.

Our net income for the first quarter of 2011 was $11,778,494 compared to a net loss of $1,206,207 for the first quarter of 2010.  This change from a net loss to a net profit is primarily due to the sale of certain acreage assets and also an increase in revenues.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds.  At March 31, 2011, we had a working capital deficit of $13,307,634 compared to a working capital deficit of $19,699,824 at December 31, 2010.  This decrease in working capital deficit is primarily attributed to an increase in net income attributed to a sale of acreage in the first quarter of 2011.

During the first three months of 2011, net cash provided by operating activities was $2,615,417 compared to cash used by operating activities of $1,459,386 for the same period of 2010.  This increase in cash flow from operating activities is primarily due to increased income from operations and changes in operating assets and liabilities.

We expect our cash flow provided by operations for 2011 to increase because of higher projected production from our recent drilling program, in addition to steady operating, general and administrative, interest and financing costs.

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

During the first three months of 2011, net cash used by investing activities was $3,331,261 compared to net cash used of $1,980,338 in 2010.  We used $3,372,117 for the purchase of oil and gas properties and $1,439 to purchase property and equipment for the three month period ended March 31, 2011 compared to $2,031,938 for the purchase of oil and gas properties and $27,063 to purchase property and equipment for the three month period ended March 31, 2010.

During the first three months of 2011, net cash used by financing activities was $16,142 compared to cash provided by financing activities of $73,469 for the same period of 2010.  During the three months ended March 31, 2011, the Company repaid $16,142 of notes payable.

We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our recent drilling program Marshall County, West Virginia.  In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities, or through a sale of assets.  There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms.

Because of our historical losses, limited working capital, and need for additional funding, there is substantial doubt about our ability to continue as a going concern.  Historically, our revenues have not been sufficient to cover operating costs.  We will need to rely on increased operating revenues from new development or proceeds from debt or equity financings to allow us to continue as a going concern.  There can be no assurance that we can or will be able to complete any debt or equity financing.

Critical accounting policies

We consider accounting policies related to our estimates of proved reserves, accounting for derivatives, share-based payments, accounting for oil and natural gas properties, asset retirement obligations and accounting for income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, management concluded that our disclosure controls and procedures were effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the period ended, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      (Removed and Reserved)

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

Date: June 17, 2011	By: /s/ John G. Corp
John G. Corp
Chief Executive Officer and Director

Date: June 17, 2011	By: /s/ John S. Tumis
John S. Tumis
Chief Financial Officer