Form 10-Q
period 2011-06-30
TRANS ENERGY INC
filed 2011-08-22
CIK 919721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-23530
TRANS ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	93-0997412

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170
(Address of principal executive offices)
Registrant’s telephone no., including area code: (304) 684-7053
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 18, 2011

Common Stock, $0.001 par value	12,874,078

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	Unaudited	Audited
ASSETS

CURRENT ASSETS

Cash	$5,611,239	$1,037,941
Accounts receivable, trade	3,691,513	1,195,259
Accounts receivable, related parties	18,500	18,500
Advance Royalties	114,098	99,381
Prepaid Expenses	57,644	825,646
Accounts receivable due from non-operators, net	71,803	82,964
Note receivable	—	27,295
Derivative assets	76,686	187,590

Total Current Assets	9,641,483	3,474,576

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $687,038 and $612,047, respectively	1,075,832	1,148,500

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	46,786,894	36,579,636
Unproved properties	7,079,072	6,156,188
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(10,203,608)	(7,909,714)

Oil and gas properties, net	45,049,798	36,213,550

OTHER ASSETS

Deferred financing costs, net of amortization of $237,500	712,500	—

Other assets	50,952	50,952

	763,452	50,952

TOTAL ASSETS	$56,530,565	$40,887,578

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

	June 30,	December 31,
	2011	2010
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable, trade	$8,916,651	$3,850,278
Accounts and notes payable, related party	2,150	2,150
Accrued expenses	2,018,055	1,494,493
Revenue payable	2,882,135	—
Income tax payable	700,000	450,000
Notes payable — current	13,081,587	17,377,479

Total Current Liabilities	27,600,578	23,174,400

LONG-TERM LIABILITIES

Notes payable, net	10,211	20,818
Asset retirement obligations	235,198	219,478

Total Long-Term Liabilities	245,409	240,296

Total Liabilities	27,845,987	23,414,696

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value; 12,874,078 and 12,737,328 shares issued, respectively, and 12,872,078 and 12,735,328 shares outstanding, respectively	12,874	12,737
Additional paid-in capital	38,721,967	38,256,340
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(10,048,313)	(20,794,245)

Total Stockholders’ Equity	28,684,578	17,472,882

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,530,565	$40,887,578

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES	$3,894,316	$1,502,711	$5,524,415	$2,610,070

COSTS AND EXPENSES

Production Costs	840,321	560,999	1,266,408	1,197,714
Depreciation, depletion, amortization and accretion	1,850,178	593,945	2,403,920	1,143,720
Selling, general and administrative	1,581,112	626,799	2,642,890	1,258,975

Total costs and expenses	4,271,611	1,781,743	6,313,218	3,600,409

Gain (loss) on sale of assets	—	—	12,624,365	(184)

INCOME (LOSS) FROM OPERATIONS	(377,295)	(279,032)	11,835,562	(990,523)

OTHER INCOME (EXPENSES)

Interest Income	221	4,191	468	9,799
Interest Expense	(442,923)	(817,963)	(850,117)	(1,368,978)
Gain on derivative contracts	12,654	103,105	10,019	153,796

Total other income (expenses)	(430,048)	(710,667)	(839,630)	(1,205,383)

NET INCOME (LOSS) BEFORE INCOME TAXES	(807,343)	(989,699)	10,995,932	(2,195,906)

INCOME TAXES	(20,000)	—	250,000	—

NET INCOME (LOSS)	$(787,343)	$(989,699)	$10,745,932	$(2,195,906)

NET INCOME (LOSS) PER SHARE — BASIC	$(0.06)	$(0.08)	$0.84	$(0.18)

NET INCOME (LOSS) PER SHARE — DILUTED	$(0.06)	$(0.08)	$0.80	$(0.18)

WEIGHTED AVERAGE SHARES — BASIC	12,736,831	12,531,078	12,736,084	12,308,914

WEIGHTED AVERAGE SHARES — DILUTED	12,736,831	12,531,078	13,410,084	12,308,914

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2011
(Unaudited)

			Additional
	Common Stock		Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, Dec. 31, 2010	12,737,328	$12,737	$38,256,340	$(1,950)	$(20,794,245)	$17,472,882

Issuance of common stock	50,000	50	48,950	—	—	49,000

Shares issued for services	86,750	87	237,763	—	—	237,850

Stock option compensation expense	—	—	178,914	—	—	178,914

Net Income	—	—	—	—	10,745,932	10,745,932

Balance, June 30, 2011	12,874,078	$12,874	$38,721,967	$(1,950)	$(10,048,313)	$28,684,578

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,745,932	$(2,195,906)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion, amortization and accretion	2,403,920	1,143,720
Amortization of financing cost and debt discount	—	251,092
Share-based compensation	416,764	94,314
(Gain) loss on sale of assets	(12,624,365)	184
Amortization of financing cost	237,500	—
Unrealized loss on derivative contracts	110,904	3,140
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,496,254)	(21,496)
Accounts receivable, related parties	—	18,500
Accounts receivable due from non-operator, net	11,161	(1,355,916)
Prepaid expenses and other current assets	753,285	—
Accounts payable and accrued expenses	5,091,823	(843,026)
Revenue payable	2,882,135	—
Income tax payable	250,000	—

Net cash provided (used) by operating activities	7,782,805	(2,905,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on note receivable	27,295	155,586
Proceeds from sale of assets	13,782,281	1,500
Expenditures for oil and gas properties	(12,009,262)	(925,632)
Expenditures for property and equipment	(27,322)	(55,406)

Net cash provided (used) by investing activities	1,772,992	(823,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	49,000	—
Proceeds from notes payable	—	52,756
Payments on notes payable	(5,031,499)	(49,575)

Net cash (used) provided by financing activities	(4,982,499)	3,181

NET CHANGE IN CASH	4,573,298	(3,726,165)

CASH, BEGINNING OF PERIOD	1,037,941	4,602,170

CASH, END OF PERIOD	$5,611,239	$876,005

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$430,117	$1,151,093
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	273,113	4,730,292
Reclass from accrued expenses to notes payable	725,000	—
Conversion of related party debt to common stock	—	578,858
Increase in asset retirement obligation	5,683	—
Accrued expenditures for debt refinancing	920,000	—
See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc., (Trans Energy or the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. Amounts for the six months ended June 30,2011 include the effects of an amendment to the March 31,2011 Form 10-Q.
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
Receivables
Accounts receivable and notes receivable are carried at their expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. No allowance for doubtful accounts is deemed necessary at June 30, 2011 and December 31, 2010 by management and no bad debt expense was incurred during the six months ended June 30, 2011 and 2010.
Asset Retirement Obligations
The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and then capitalized cost is depleted over the estimated useful life of the related asset.
The following is a description of the changes to Trans Energy’s asset retirement obligations for the six months ended June 30:

	2011	2010
Asset retirement obligations at beginning of period	$219,478	$202,366
Liabilities incurred during the period	5,683	—
Accretion expense	10,037	8,556

Asset retirement obligations at end of period	$235,198	$210,922

At June 30, 2011 and December 31, 2010, the Company’s current portion of the asset retirement obligation was $0.
Income Taxes
At June 30, 2011, the Company had net operating loss carry forwards (NOLS) for future years of approximately $3,030,000. These NOLS will expire at various dates through 2030. The current tax provision of $250,000 for the six months ended June 30, 2011 is an estimate of the alternative minimum tax that will not be offset by the NOLs. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or AMT credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.
The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.
Commitments and Contingencies
The Company operates exclusively in the United States, entirely in West Virginia, in the business of oil and gas acquisition, exploration, development, exploitation and production. The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices, and the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. The Company’s ability to expand its reserve base and diversify its operations is also dependent upon the Company’s ability to obtain the necessary capital through operating cash flow, borrowings or equity offerings. Various federal, state and local governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the results of operations of the Company. See note 7 for gas purchase contract information.
Revenue and Cost Recognition
Trans Energy recognizes gas revenues upon delivery of the gas to the customers’ pipeline from Trans Energy’s pipelines when recorded as received by the customer’s meter. Trans Energy recognizes oil revenues when pumped and metered by the customer. Trans Energy recognized $5,253,094 and $2,372,219 in oil and gas revenues for the six months ended June 30, 2011 and 2010, respectively. Trans Energy uses the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Trans Energy had no imbalances as of June 30, 2011 and December 31, 2010. Costs associated with production are expensed in the period incurred.
Revenue payable represents cash received but not yet distributed to third parties.
Transportation revenue is recognized when earned and we have a contractual right to receive payment. We recognized $245,043 and $182,166 of transportation revenue for the six months ended June 30, 2011 and 2010, respectively.
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
Basis of Fair Value Measurement

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs reflecting Trans Energy’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Trans Energy believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, note receivable, accounts payable, and notes payable approximate their carrying amounts because of their short maturity. The carrying values of long term obligations approximate their fair value based on rates available for similar borrowings. The fair value of Trans Energy’s level 2 financial assets consist of derivative contracts, which are based on quoted commodity prices of the underlying commodity using the market approach. As of June 30, 2011 and December 31, 2010, Trans Energy did not have any Level 1 or 3 financial assets or liabilities.
The following tables summarize fair value measurement information for Trans Energy’s financial assets:

As of June 30, 2011
Fair Value Measurements Using:
			Quoted	Significant
			Prices	Other	Significant
			in Active	Observable	Unobservable
	Carrying	Total	Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative assets	$76,686	$76,686	$—	$76,686	$—

As of June 30, 2011
Fair Value Measurements Using:
			Quoted	Significant
			Prices	Other	Significant
			in Active	Observable	Unobservable
	Carrying	Total	Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative assets	$187,590	$187,590	$—	$187,590	$—
NOTE 2 — GOING CONCERN
Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through June 30, 2011 of $(10,048,313). At June 30, 2011, Trans Energy had stockholders’ equity of $28,684,578 and a working capital deficit of $17,959,095. Revenues during the six months ended June 30, 2011 were not sufficient to cover its operating costs and interest expense to allow it to continue as a going concern. The potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development could enable Trans Energy to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing to fund operations in the future. Trans Energy’s unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 — NOTE RECEIVABLE
Trans Energy held a promissory note agreement with Warren Drilling Co., Inc., an Ohio Corporation. The purpose of the promissory note was to fund certain drilling equipment necessary to equip the rig for horizontal drilling. An initial advance in the amount of $302,280 was made on December 22, 2008, with a second advance in the amount of $311,440 made on February 4, 2009. The note bears interest in the amount of 6.5% per annum, payable in monthly installments of $27,443 for 24 months. As of June 30, 2011, the outstanding balance was $-0-. The note was secured by equipment of Warren Drilling, Co., for which an executed security agreement was filed with the promissory note. Trans Energy has evaluated their relationship with Warren Drilling and has determined that Trans Energy does not have a controlling financial interest in Warren Drilling which would require consolidation.
NOTE 4 — ACCOUNTS RECEIVABLE DUE FROM NON-OPERATORS
Trans Energy is the drilling operator for wells drilled on behalf of the Company and other third parties. As of June 30,2011, $71,803 was owed to Trans Energy from non-operators. This amount represents $2,050,323 that was owed to Trans Energy for drilling costs to be reimbursed by third parties, net of drilling advances of $1,978,520. As of December 31, 2010, $82,964 was owed to Trans Energy for drilling costs to be reimbursed by third parties.
NOTE 5 — OIL AND GAS PROPERTIES
Total additions for oil and gas properties for the six months ended June 30, 2011 and 2010 were $12,288,058 and $5,655,924, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $2,298,898 and $1,042,129 for the six months ended June 30, 2011 and 2010, respectively.
NOTE 6 — SALE OF OIL AND GAS ACREAGE
On March 31, 2011, the Company sold 2,950 net acres to Republic Energy Ventures, LLC (“Republic”) at $4,750 per net acre for total pretax proceeds of $13,767,281 net of expenses. Acreage sold to Republic was distributed pro rata across the Company’s acreage. Proceeds from this transaction were used to repay $5 million to CIT in April, with the remainder being used to partially fund the drilling and completion expenses for certain wells.
NOTE 7 — DERIVATIVE AND OTHER HEDGING INSTRUMENTS
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
On July 13, 2007, as required by the CIT Credit Agreement, Trans Energy purchased a commodity put option on natural gas. In addition, on May 22, 2008, Trans Energy entered into a participating commodity put and call option on oil as a costless collar.
Natural Gas Derivatives
Trans Energy entered into participating commodity put options on natural gas whereby Trans Energy receives a floor price. The natural gas commodity put options are indexed to NYMEX Henry Hub prices. The following table shows the monthly volumes and the floor price.

			Average
Start	End	Volume	Floor
Month	Month	MMBTU/Month	$/MMBTU
Jul. ‘11	Dec. ‘11	5,244	$7.350
As of June 30, 2011 and December 31, 2010 the natural gas derivative had a total fair value of $72,078 and $152,087, respectively. Current portions consisted of $72,078 and $152,087, respectively.
Oil Derivatives
Trans Energy entered into participating commodity put and call options on crude oil as a costless collar. The oil costless collar is indexed to NYMEX WTI Oil prices. The following table shows the monthly volumes, the floor and ceiling prices.

Start	End	Volume	Floor	Ceiling
Month	Month	BBL/Month	$/BBL	$/BBL
Jul. ‘11	Dec. ‘11	449	$100	$172
As of June 30, 2011 and December 31, 2010 the oil derivative had a fair value of $4,608 and $35,303, respectively. Current portions consisted of $4,608 and $35,503, respectively.
For the six months ended June 30, 2011, Trans Energy had total gains on the derivative contracts of $10,019, of which $120,923 was a realized gain and $110,904 was an unrealized loss. During the six months ended June 30, 2010, Trans Energy had a total gain on the derivative contracts of $153,796, of which $156,936 was a realized gain and $3,140 was an unrealized loss.
Gas Purchase Agreements
Trans Energy has various agreements with Dominion Field Services, Inc. for fixed prices for gas transported through its pipeline. The monthly volume ranges from 10,000 to 20,000 decatherm (“Dth”) per month, and fixed prices vary from $10.57/Dth to $10.81/Dth through April 2012. A decatherm is equal to one MMBTU.
NOTE 8 — NOTES PAYABLE
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
Interest payment due dates are elected at the time of borrowing and range from monthly to six months. Principle payments were due at maturity on June 15, 2010 for all borrowing outstanding on that date.
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
On March 31, 2011, the Company and CIT entered into the Sixth Amendment to the Credit Agreement. The Sixth Amendment and other related agreements extend the maturity date of the Credit Agreement to March 31, 2012. The Sixth Amendment confirms that the principal amount due under the Credit Agreement prior to the application of a portion of the proceeds from the acreage sale to Republic under the March 31, 2011 Purchase and Sale Agreement (the “PSA”) was $17,320,239 plus accrued interest of $139,748, plus forbearance fees of $725,000 to be added to the principal balance. Thus, the total amount owed under the Credit Agreement, as per the Sixth Amendment, was $18,184,978. After the payment of accrued interest and a principal payment of $5,000,000 on April 2, 2011, the Company owed $13,045,239 as of June 30, 2011, with interest at 10%.
As part of the Sixth Amendment, the Company also granted to CIT a 1.5% overriding royalty interest in each of the Stout #2H, Groves #1H and Lucey #1H wells, as well as a 1.5% overriding royalty interest in the next six horizontal wells drilled in the Marcellus Shale, which have commercial production for a period of at least 30 consecutive days and in which the Company, or any of its subsidiaries, has an interest. Each 1.5% overriding royalty interest is to be proportionately reduced to the extent the Company or its subsidiary owns less than the full working interest in the leases, or to the extent such oil and gas leases cover less than the full mineral interest.
As of June 30, 2011 and December 31, 2010, the Company owed $46,559 and $78,058, respectively, for other loans, primarily for vehicles.
The Company issued a Convertible Promissory Note to Republic dated February 21, 2011 in the amount of $2,914,442. As of June 30, 2011, the Company netted the entire $2,914,442 promissory note against joint interest billings due to the Company from Republic.
NOTE 9 — STOCKHOLDERS’ EQUITY
On April 8, 2009, Trans Energy granted 375,000 common stock options to four key employees under the long term incentive bonus program. These options are being amortized to share-based compensation expense quarterly over the vesting period, for which $70,534 of the share-based compensation expense was recorded during the three month period ended March 31, 2010. As of March 31, 2010, these options have been fully expensed. 50,000 of these options were exercised in June 2011.
On May 14, 2009, Trans Energy granted 50,000 shares of common stock to one key employee under the long term incentive bonus program. The 50,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment. These shares were valued at $57,500 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over one year. During the three months ended March 31, 2010, Trans Energy recorded $14,375 of share-based compensation related to these shares. As of March 31, 2010, this award has been fully expensed. In addition, Trans Energy also granted 50,000 common stock options to this employee under the long term incentive bonus program. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $9,405 of share-based compensation expense was recorded during the six month period ended June 30, 2010. As of June 30, 2010, these options have been fully expensed.

In December 2010, Trans Energy granted 136,500 shares of stock to nine employees under the long-term incentive bonus program. The 136,500 shares are not performance based and vest semi-annually over three years, subject to ongoing employment. These shares were valued at $409,500 using fair market value of the common stock at the date of grant and will be amortized to compensation expense semiannually over three years. During the second quarter of 2011, we recorded $16,125 of share-based compensation expense related to these shares. $34,125 of expenses were recorded in the first quarter of 2011.
In December 2010, Trans Energy also granted 368,000 common stock options to nine employees and one outside board member. These options vest semi-annually over three years and have a five year term. These stock options were granted at an exercise price of $3.00 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense semi-annually over the vesting period. During the second quarter of 2011, we recorded $38,569 of share-based compensation expense related to these options. $63,317 of expenses were recorded in the first quarter of 2011. 36,000 of the options were cancelled in June of 2011.
In May 2011, Trans Energy granted 420,000 shares of stock to eight employees and three outside board members under the long-term incentive bonus program. The 420,000 shares are not performance based and vest semi-annually over a three year period, subject to ongoing employment. These shares were valued at $1,125,600 using fair market value of the common stock at the date of grant and will be amortized to compensation expense semi-annually over three years. During the second quarter of 2011, we recorded $187,600 of share-based compensation expense related to these shares.
In May 2011, Trans Energy also granted 378,000 common stock options to eight employees and four outside board members. These options vest semi-annually over five years and have a five year term. These stock options were granted at an exercise price of $2.68 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense semi-annually over the vesting period. During the second quarter of 2011, we recorded $65,197 of share-based compensation expense related to these options.
In August 2006, Trans Energy granted 800,000 common stock options to two employees with an expiration date of August 16, 2011. Trans Energy extended those options in June 2011 to August 16, 2012. Trans Energy recorded $11,831 of additional stock-based compensation related to the one year extension.
As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $416,764 and $94,314 for the six months ended June 30, 2011 and 2010, respectively.
NOTE 10 — EARNINGS PER SHARE
Basic income (loss) per share of common stock for the periods ended June 30, 2011 and 2010 is determined by dividing net income (loss) by the weighted average number of shares of common stock during the period.
The following table reconciles the weighted average shares outstanding used for basic and diluted earnings per share for the periods ending June 30, 2011 and 2010. The stock options were anti-dilutive in 2010 and therefore had no effect on diluted earnings per share.
The Company paid no cash distributions to its stockholders during the six months ended June 30, 2011 and 2010.

	For the Six Months Ended
	June 30,
	2011	2010
Weighted average number of common shares outstanding Used in the basic earnings per common share calculations	12,736,080	12,308,914

Dilutive effect of stock options	674,004	0

Weighted average number of common shares outstanding adjusted for effective of dilutive options and warrants	13,410,084	12,308,914

The stock options were anti-dilutive for the three months ended June 30, 2011.
NOTE 11 — BUSINESS SEGMENTS
Trans Energy’s principal operations consist of exploration and production with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.
Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the
	Three
	Months	Exploration
	Ended June	and	Pipeline
	30,	Production	Transmission	Corporate	Total
Revenue	2011	$3,798,469	$85,487	$10,360	$3,894,316
	2010	1,393,663	80,855	28,193	1,502,711

Income (loss) from	2011	1,110,484	82,916	(1,570,695)	(377,295)
operations	2010	386,710	(63,897)	(601,845)	(279,032)

Interest expense	2011	442,923	—	—	442,923
	2010	817,963	—	—	817,963

Depreciation, depletion,	2011	1,847,662	2,516	—	1,850,178
amortization and accretion	2010	591,238	2,707	—	593,945

Property and equipment	2011	5,125,815	—	—	5,125,815
acquisitions, including	2010	3,652,329	—	—	3,652,329
oil and gas properties

	For the Six
	Months
	Ended	Exploration
	June	and	Pipeline
	30,	Production	Transmission	Corporate	Total
Revenue	2011	$5,253,094	$245,043	$26,278	$5,524,415
	2010	2,372,219	182,166	55,685	2,610,070

Income (loss) from	2011	14,212,162	239,956	(2,616,556)	11,835,562
operations	2010	357,423	(141,232)	(1,206,714)	(990,523)

Interest expense	2011	850,117	—	—	850,117
	2010	1,368,978	—	—	1,368,978

Depreciation, depletion,	2011	2,398,888	5,032	—	2,403,920
amortization and accretion	2010	1,138,304	5,416	—	1,143,720

Property and equipment	2011	12,315,380	—	—	12,315,380
acquisitions, including	2010	5,711,330	—	—	5,711,330
oil and gas properties

Total assets, net of intercompany accounts:
June 30, 2011		$56,124,790	$405,775	$—	$56,530,565
December 31, 2010		$40,530,099	$357,479	$—	$40,887,578
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
We expect to maintain and utilize our technical and operations teams’ knowledge to enhance our growth prospects and reserve potential. We expect to employ the latest drilling, completion and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells.
We continually review opportunities to acquire producing properties, leasehold acreage and drilling prospects that are in core operating areas.
Results of Operations
Three months ended June 30, 2011 compared to June 30, 2010
The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the three months ended June 30, 2011 and 2010. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three months ended
	June 30,
	2011	2010

Total revenues	100%	100%
Total costs and expenses	(110%)	(119%)
Gain (loss) on sale of assets	(0%)	0%

Loss from operations	(10%)	(19%)
Other expenses	(11%)	(47%)
Income taxes	1%	-0-

Net loss	(20%)	(66%)

Total revenues of $3,894,316 for the three months ended June 30, 2011 increased $2,391,605 or 159% compared to $1,502,711 for the three months ended June 30, 2010, primarily due to the Marcellus Shale directional drilling program in Marshall County, West Virginia. We expect 2011 production to continue to exceed 2010 production.
Production costs increased $279,322 or 50% for the three months ended June 30, 2011 as compared to the same period for 2010, primarily due to an increase in transportation fees and natural gas liquid processing fees, associated with the increased production in 2011.
Depreciation, depletion, amortization and accretion expense increased $1,256,233 or 212% for the three months ended June 30, 2011 as compared to the same period for 2010, primarily due to the depletion associated with our Marcellus drilling.

Selling, general and administrative expense increased $954,313 or 152% for the three months ended June 30, 2011 as compared to the same period for 2010, due to increased legal and consulting fees for debt restructuring and stock based compensation.
Interest expense decreased $375,040 or 46% for the three months ended June 30, 2011 as compared to the same period for 2010, due to a decrease in the amount of outstanding debt in 2011.
The gain on derivative contracts was $12,654 for the three months ended June 30, 2011 compared to a gain of $103,105 for the comparable period in 2010. The decrease in gain was primarily due to an increase in oil prices during the period ending June 30, 2011 relative to the comparable period a year earlier.
Net loss for the three months ended June 30, 2011 was $787,343 compared to a net loss of $989,699 for the same period of 2010. This reduction in net loss is primarily due to increased revenue from Marcellus wells and lower interest expense which was offset by higher operating costs and expenses.
Six months ended June 30, 2011 compared to June 30, 2010
The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the six months ended June 30, 2011 and 2010. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Six months ended
	June 30,
	2011	2010

Total revenues	100%	100%
Total costs and expenses	(114%)	(138%)
Gain (loss) on sale of assets	229%	0%

Income (loss) from operations	215%	(38%)
Other expenses	(15%)	(46%)
Income taxes	(5%)	-0-

Net loss	195%	(84%)

Total revenues of $5,524,415 for the six months ended June 30, 2011 increased $2,914,345 or 112% compared to $2,610,070 for the six months ended June 30, 2010 due to the drilling of wells in the Marcellus Shale. We focused our efforts during the first six months of 2011 on our Marcellus Shale directional drilling program in Marshall County, West Virginia. We expect production to increase from the drilling program throughout 2011.
Production costs increased $68,694 or 6% for the six months ended June 30, 2011 as compared to the same period for 2010 due to increased transportation fees which was offset by a decrease of lease rental payments.
Depreciation, depletion, amortization and accretion expense increased $1,260,200 or 110% for the six months ended June 30, 2011 as compared to the same period for 2010, primarily due to the depreciation associated with our Marcellus drilling.

Selling, general and administrative expense increased $1,383,915 or 110% for the six months ended June 30, 2011 as compared to the same period for 2010 primarily due to increased legal, consulting expenses, and stock based compensation.
The Company reported a gain on sale of $12,624,365 for the six months ended June 30, 2011. The gain is primarily the result of the Company selling to Republic Ventures, LLC approximately 2,950 Net Mineral Acres for $14,012,500 before expenses or approximately $4,750 per acre. The sale proceeds were received on April 1, 2011. Expenses of the sale totaled $245,219.
Interest expense decreased $518,861 or 38% for the six months ended June 30, 2011 as compared to the same period for 2010 due to a decrease of the amount of debt outstanding during 2011 as compared to 2010.
The gain on derivative contracts was $10,019 for the six months ended June 30, 2011 compared to a gain of $153,796 for the comparable period in 2010. This decrease in gain was primarily due to an increase in oil prices during the period ending June 30, 2011 relative to the comparable period a year earlier.
Income taxes were $250,000 for the six months ended June 30, 2011 compared to $0 for the six months ended June 30, 2010. The income tax is the amount of alternative minimum tax the Company expects to pay in 2011. Accumulated net operating loss carry forward will be used to offset other tax obligations.
Net income for the six months ended June 30, 2011 was $10,745,932 compared to a net loss of $2,195,906 for the same period of 2010. This change from a net loss to a net profit is primarily attributed to the sale of certain acreage and increased revenues.
Liquidity and Capital Resources
Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At June 30, 2011, we had a working capital deficit of $17,959,095 compared to a deficit of $19,699,824 at December 31, 2010. This decrease in working capital deficit is primarily due to the increase of cash, accounts receivable, and a decrease of notes payable, which were partially reduced by an increase in accounts payable.
During the first six months of 2011, net cash provided by operating activities was $7,782,805 compared to net cash used of $2,905,394 for the same period of 2010. This increase in cash flow from operating activities is primarily due to an increase in accounts payable, accrued expenses and revenue payable, net an increase in trade accounts receivable.
We expect our cash flow provided by operations for 2011, compared to the comparable period in 2010, to improve because of higher projected production from the drilling program and acquisitions, in addition to steady general and administrative expenses.
On June 17, 2011 the Company entered into a Farmout Agreement whereby the Company agreed to assign an undivided ninety percent (90%) interest of its rights in six (6) drilling locations. As part of such Farmout Agreement, the Company will be carried for its drilling and completion costs in the six drilling locations. The farmout is only for the hydrocarbons produced from these six wells. The Company will own a carried 5% working interest in the hydrocarbons from these six wells after taking into account the effects of the Farmout Agreement and the previous sale of 50% of the underlying acreage to Republic. This will provide the capital that the Company needs to fund its 2011 drilling program.
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
During the first six months of 2011, net cash provided by investing activities was $1,772,992 compared to net cash used of $823,952 in the same period of 2010. The net cash provided by investing activities for 2011 was the result of selling acreage during 2011, which was offset by capital additions.
During the first six months of 2011, net cash used by financing activities was $4,982,499 compared to cash provided by financing activities of $3,181 for 2010. The decrease in the cash provided by financing activities was the result of paying down debt to CIT by $5,000,000 during the second quarter of 2011.
We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Marshall County, West Virginia and new transportation of gas for third parties on our 6-inch pipeline located in West Virginia. We are currently in the process of finding a buyer for our shallow well production, and intend to retain our rights to drill Marcellus or other deep wells on the acreage underlying such shallow production. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities, sale of assets, or through an increase in the available credit facility. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms.
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
PART II
Item 1. Legal Proceedings
Certain material pending legal proceedings to which we are a party or to which any of our property is subject, is set forth below.
On May 11, 2011, we filed an action in the U.S. District Court for the Northern District of West Virginia against EQT Corporation, a Pennsylvania corporation (Trans Energy, Inc., et al. v. EQT Corporation). The action relates to our attempt to quiet title to certain oil and gas properties referred to as the Blackshere Lease, consisting of approximately 3,800 acres located in Wetzel County, West Virginia. We are presently operating approximately 22 shallow oil and/or gas wells on the Blackshere Lease. The defendant, EQT Corporation, has filed with the Court an answer and counterclaim wherein it claims it holds title to the natural gas within and underlying the Blackshere Lease. We believe that we will ultimately prevail in the action, but it is too early in the proceedings to accurately assess the final outcome. Currently the Company has no plans to drill on this acreage in the near term due primarily to the fact that the existing production is believed to hold the acreage.
We may be engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable
Item 3. Defaults Upon Senior Securities
The Company is currently not in compliance with the current ratio covenant in its Credit Agreement with CIT. At the time of filing, discussions have been initiated with CIT to obtain a waiver of the resulting default. While the outcome of such negotiations cannot be known at this time, the Company believes that it will obtain a satisfactory resolution to the issue.
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

TRANS ENERGY, INC.
Date: August 22, 2011	By	/s/ John G. Corp
JOHN G. CORP
Principal Executive Officer

Date: August 22, 2011	By	/s/ John S. Tumis
JOHN S. TUMIS
Chief Financial Officer