Form 10-Q/A
period 2011-03-31
TRANS ENERGY INC
filed 2011-10-25
CIK 919721

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends Trans Energy, Inc. (the “Company”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Original 10-Q”) which was filed with the Securities and Exchange Commission (the “Commission”) on June 16, 2011. The Company is filing this Amendment for the sole purpose of replacing in its entirety Item 1. Financial Statement and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1. – Financial Statements is being amended to:

•	Increase current liabilities and accumulated deficit by $245,219 for expenses associated with sale of acreage;

•	Decrease the gain on sale line item on the Consolidated Income Statement by $245,219 for expenses associated with acreage sale and adjust earning per share;

•	Update Consolidated Statement of Stockholders’ Equity;

•	Update Consolidated Statements of Cash Flow for expenses associated with sale of acreage;

•	Update Notes to Consolidated Financial Statements for expenses associated with sale of acreage;

•	Update Item 2. for expenses associated with wale of acreage;

Certain exhibits have been updated and are being filed or furnished with this Amendment to:

•	Provide the required certifications by our principal executive officer and principal financial officer.

Except as described above, no other changes have been made to the Original 10-Q. The Original 10-Q continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original 10-Q, or to modify the disclosure contained in the Original 10-Q other than to reflect the changes described above.

This Amendment should be read in conjunction with the Company’s filings with the Commission made subsequent to the date of the original filing.

PART I

Item 1.	Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash	$305,955	$1,037,941
Accounts receivable – trade	15,346,107	1,195,259
Accounts receivable – related parties	18,500	18,500
Advance royalties	114,098	99,381
Prepaid expenses	18,750	825,646
Accounts receivable due from non-operator, net	1,739,098	82,964
Note receivable	—	27,295
Derivative assets	126,981	187,590

Total Current Assets	17,669,489	3,474,576

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $635,839 and $612,047 respectively	1,101,147	1,148,500

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	42,827,204	36,579,636
Unproved properties	5,942,619	6,156,188
Pipelines	1,387,439	1,387,440
Accumulated depreciation, depletion and amortization	(8,405,406)	(7,909,714)

Oil and gas properties, net	41,751,856	36,213,550

OTHER ASSETS
Other assets	50,952	50,952

TOTAL ASSETS	$60,573,444	$40,887,578

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	March 31, 2011	December 31, 2010
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable – trade	$10,967,203	$3,850,278
Accounts and notes payable, related party	2,150	2,150
Accrued expenses	1,440,813	1,494,493
Income tax payable	720,000	450,000
Notes payable – current	18,092,176	17,377,479

Total Current Liabilities	31,222,342	23,174,400

LONG-TERM LIABILITIES
Notes payable	14,979	20,818
Asset retirement obligations	232,524	219,478

Total Long-Term Liabilities	247,503	240,296

Total Liabilities	31,469,845	23,414,696

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock
10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock
500,000,000 shares authorized at $0.001 par value; 12,737,328 shares issued, and 12,737,328 shares outstanding, respectively	12,737	12,737
Additional paid-in capital	38,353,782	38,256,340
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(9,260,970)	(20,794,245)

Total Stockholders’ Equity	29,103,599	17,472,882

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,573,444	$40,887,578

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
REVENUES	$1,630,099	$1,107,359

COSTS AND EXPENSES
Production costs	426,087	636,715
Depreciation, depletion, amortization and accretion	553,742	549,775
Selling, general and administrative	1,061,778	632,176

Total Costs and Expenses	2,041,607	1,818,666
Gain (Loss) on sale of assets	12,624,365	(184)

INCOME (LOSS) FROM OPERATIONS	12,212,857	(711,491)

OTHER INCOME (EXPENSES)
Interest income	247	5,608
Interest expense	(407,194)	(551,015)
Gain (loss) on derivative contracts	(2,635)	50,691

Total Other Income (Expenses)	(409,582)	(494,716)

NET INCOME (LOSS) BEFORE INCOME TAXES	11,803,275	(1,206,207)
INCOME TAXES	270,000	—

NET INCOME (LOSS)	$11,533,275	$(1,206,207)

NET INCOME (LOSS) PER SHARE – BASIC	$0.91	$(0.10)

NET INCOME (LOSS) PER SHARE – DILUTED	$0.81	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	12,737,328	12,084,282

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	14,266,803	12,084,282

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2011

(Unaudited)

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2010	12,737,328	$12,737	$38,256,340	$(1,950)	$(20,794,245)	$17,472,882

Stock based compensation expense	—	—	97,442	—	—	97,442

Net Income	—	—	—	—	11,533,275	11,533,275

Balance, March 31, 2011	12,737,328	$12,737	$38,353,782	$(1,950)	$(9,260,970)	$29,103,599

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,533,275	$(1,206,207)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion, amortization and accretion	553,742	549,775
Amortization of financing cost and debt discount	—	134,726
Share-based compensation	97,442	94,314
(Gain) loss on sale of assets	(12,624,365)	184
(Gain) loss on derivative contract	60,609	(50,691)
Changes in operating assets and liabilities:
Accounts receivable – trade	(138,348)	258,494
Accounts receivable due from non-operator, net	(1,656,134)	(1,047,306)
Prepaid expenses and other current assets	792,179	—
Accounts payable and accrued expenses	3,997,017	(192,675)

Net cash provided (used) by operating activities	2,615,417	(1,459,386)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on note receivable	27,295	77,163
Proceeds from sale of assets	15,000	1,500
Expenditures for oil and gas properties	(3,372,117)	(2,031,938)
Expenditures for property and equipment	(1,439)	(27,063)

Net cash used by investing activities	(3,331,261)	(1,980,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from derivative contracts	—	75,167
Proceeds from notes payable	—	24,412
Payments on notes payable	(16,142)	(26,110)

Net cash (used) provided by financing activities	(16,142)	73,469

NET CHANGE IN CASH	(731,986)	(3,366,255)

CASH, BEGINNING OF PERIOD	1,037,941	4,602,170

CASH, END OF PERIOD	$305,955	$1,235,915

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$407,194	$424,654
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	$3,816,009	$—
Increase in asset retirement obligation	3,788	—
Conversion of related party debt to common stock		578,858
Increase in accounts receivable for sale of acreage	14,012,500	—
Reclass from accrued expenses to notes payable	725,000	—
Increase in accrued expenses for sale of acreage	245,219	—

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

The following is a description of the changes to Trans Energy’s asset retirement obligations for the three months ended March 31, 2011:

Asset retirement obligations at beginning of period	$219,478
Liabilities incurred during the period	3,788
Accretion expense	9,258

Asset retirement obligations at end of period	$232,524

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

The following tables summarize fair value measurement information for Trans Energy’s financial assets:

	As of March 31, 2011
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$126,981	$126,981	$—	$126,981	$—

	As of December 31, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$187,590	$187,590	$—	$187,590	$—

New Accounting Standards

Trans Energy does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial statements.

NOTE 2 – GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through March 31, 2011 of $9,260,970. At March 31, 2011, Trans Energy had a stockholders’ equity of $29,103,399 and a working capital deficit of $13,552,853, including its note payable which is due on March 31, 2012. Revenues during the three months ended March 31, 2011 were not sufficient to cover its operating costs. We expect positive operating cash flow from existing wells and new drilling which will allow us to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing that might be needed to fund operations in the future. Trans Energy’s unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5 – SALE OF OIL AND GAS ACREAGE

On March 31, 2011, the Company sold 2,950 net acres to Republic Energy Ventures, LLC at $4,750 per net acre for total pre-tax gross proceeds of $14,012,500 which is included in accounts receivable, trade. Acreage sold to Republic was distributed pro rata across the Company’s acreage. Proceeds from this transaction were used to repay $5 million to CIT in April, with the remainder being used to partially fund the drilling and completion expenses for certain wells. The Company incurred $245,219 of expenses associated with this sale which is included in accrued expenses.

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

Start Month	End Month	Volume MMBTU/Month	Average Floor $/MMBTU
Apr. ’11	Dec. ’11	5,244	$ 7.350

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

Start Month	End Month	Volume BBL/Month	Floor $/BBL	Ceiling $/BBL
Apr. ’11	Dec. ’11	449	$100	$172

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

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Three Months Ended March 31,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total
Revenue	2011	$1,454,625	$159,556	$15,918	$1,630,099
	2010	978,556	101,311	27,492	1,107,359
Income (loss) from operations	2011	13,101,678	157,040	(1,045,861)	12,212,857
	2010	(29,471)	(77,335)	(604,685)	(711,491)
Interest expense	2011	407,194	—	—	407,194
	2010	551,015	—	—	551,015
Depreciation, depletion, amortization and accretion	2011	551,226	2,516	—	553,742
	2010	547,066	2,709	—	549,775
Property and equipment acquisitions, including oil and gas properties	2011	7,189,565	—	—	7,189,565
	2010	2,059,001	—	—	2,059,001

Total assets, net of intercompany accounts:
March 31, 2011		$60,279,373	$294,071	$—	$60,573,444
December 31, 2010		$40,530,099	$357,479	$—	$40,887,578

Property and equipment acquisitions include accrued amounts and reclassifications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Three Months Ended March 31,
	2011	2010
Total revenues	100%	100%
Total costs and expenses	(125%)	(164%)
Gain (loss) on sale of assets	774%	0%

Income (loss) from operations	749%	(64%)
Other expenses	(25%)	(45%)
Income taxes	(16%)	0%

Net income (loss)	708%	(109%)

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

Gain on sale of assets increased $12,624,549 for 2011 as compared to 2010 as a result of the sale of certain oil and gas assets.

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

Our net income for the first quarter of 2011 was $11,573,275 compared to a net loss of $1,206,207 for the first quarter of 2010. This change from a net loss to a net profit is primarily due to the sale of certain acreage assets and also an increase in revenues.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At March 31, 2011, we had a working capital deficit of $13,552,853 compared to a working capital deficit of $19,699,824 at December 31, 2010. This decrease in working capital deficit is primarily attributed to an increase in net income attributed to a sale of acreage in the first quarter of 2011.

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

TRANS ENERGY, INC.

Date: October 25, 2011	By	/S/ John G. Corp
John G. Corp
Chief Executive Officer and Director

Date: October 25, 2011	By	/S/ John S. Tumis
John S. Tumis
Chief Financial Officer