Form 10-Q
period 2011-09-30
TRANS ENERGY INC
filed 2011-11-18
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 11 , 2011
Common Stock, $0.001 par value	12,874,078

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$5,755,827	$1,037,941
Accounts Receivable, trade	1,977,421	1,195,259
Accounts Receivable, related parties	18,500	18,500
Advance Royalties	114,098	99,381
Prepaid Expenses	972,113	825,646
Accounts receivable due from non-operators, net	—	82,964
Note receivable	—	27,295
Derivative assets	55,942	187,590

Total Current Assets	8,893,901	3,474,576
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $714,753 and $612,047, respectively	1,045,646	1,148,500
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	46,822,402	36,579,636
Unproved properties	8,526,328	6,156,188
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(11,509,134)	(7,909,714)

Oil and gas properties, net	45,227,036	36,213,550
OTHER ASSETS
Deferred financing costs, net of amortization of $475,000	475,000	—
Other assets	50,952	50,952

Total Other Assets	525,952	50,952

TOTAL ASSETS	$55,692,535	$40,887,578

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	September 30, 2011	December 31, 2010
	Unaudited	Audited
LIABILITES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable, trade	$8,776,685	$3,850,278
Accounts and notes payable, related party	2,150	2,150
Accrued expenses	1,955,589	1,494,493
Advances non-operator	646,135	—
Revenue payable	22,553	—
Income tax payable	672,662	450,000
Notes payable - current	13,857,153	17,377,479

Total Current Liabilities	25,932,927	23,174,400
LONG-TERM LIABILITIES
Notes payable, net	7,782	20,818
Asset retirement obligations	242,428	219,478

Total Long-Term Liabilities	250,210	240,296

Total Liabilities	26,183,137	23,414,696

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value 12,874,078 and 12,737,328 shares issued, respectively, and 12,872,078 and 12,735,328 shares outstanding, respectively	12,874	12,737
Additional paid-in capital	38,930,614	38,256,340
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(9,432,140)	(20,794,245)

Total Stockholders’ Equity	29,509,398	17,472,882

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,692,535	$40,887,578

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES	$5,314,257	$2,033,236	$10,838,672	$4,643,306
COSTS AND EXPENSES
Production Costs	1,648,397	601,853	2,914,805	1,799,567
Depreciation, depletion, amortization and accretion	1,360,678	783,143	3,764,598	1,926,863
Selling, general and administrative	1,401,996	1,258,749	4,044,886	2,517,724

Total costs and expenses	4,411,071	2,643,745	10,724,289	6,244,154
Gain on sale of assets	3,531	24,796,970	12,627,896	24,796,786

INCOME FROM OPERATIONS	906,717	24,186,461	12,742,279	23,195,938
OTHER INCOME (EXPENSES)
Interest Income	180	2,252	648	12,051
Interest Expense	(367,004)	(182,259)	(1,217,121)	(1,551,237)
Gain on derivative contracts	40,280	22,000	50,299	175,796

Total other income (expenses)	(326,544)	(158,007)	(1,166,174)	(1,363,390)

NET INCOME BEFORE INCOME TAXES	580,173	24,028,454	11,576,105	21,832,548
INCOME TAXES	(36,000)	450,000	214,000	450,000

NET INCOME	$616,173	$23,578,454	$11,362,105	$21,382,548

NET INCOME PER SHARE - BASIC	$0.05	$1.88	$0.89	$1.73
NET INCOME PER SHARE - DILUTED	$0.04	$1.66	$0.82	$1.65
WEIGHTED AVERAGE SHARES - BASIC	12,782,078	12,531,078	12,783,913	12,383,783
WEIGHTED AVERAGE SHARES - DILUTED	14,319,629	14,186,089	13,774,255	12,935,453

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2011

(Unaudited)

	Common Stock		Additional	Treasury	Accumulated
	Shares	Amount	Paid in Capital	Stock	Deficit	Total
Balance, December 31, 2010	12,737,328	$12,737	$38,256,340	$(1,950)	$(20,794,245)	$17,472,882
Issuance of common stock	50,000	50	48,950	—	—	49,000
Shares issued for services	86,750	87	356,688	—	—	356,775
Stock option compensation expense	—	—	268,636	—	—	268,636
Net Income	—	—	—	—	11,362,105	11,362,105

Balance, September 30, 2011	12,874,078	$12,874	$38,930,614	$(1,950)	$(9,432,140)	$29,509,398

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,362,105	$21,382,548
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion, amortization and accretion	3,764,598	1,926,863
Amortization of financing cost and debt discount	475,000	251,092
Interest added to loan	786,167	—
Warrants issued for outside services	—	310,444
Share-based compensation	625,411	94,314
Gain on sale of assets	(12,627,896)	(24,796,786)
Unrealized loss on derivative contracts	131,648	70,234
Changes in operating assets and liabilities:
Accounts receivable, trade	(782,162)	22,903
Accounts receivable due from non-operator, net	82,964	(3,376,395)
Prepaid expenses and other current assets	(161,184)	(13,854)
Accounts payable and accrued expenses	7,260,305	(1,039,954)
Advance non-operator	646,135	—
Revenue payable	22,553	—
Income tax payable	222,662	450,000

Net cash provided (used) by operating activities	11,808,306	(4,718,591)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred financing cost	(750,000)	—
Collections on note receivable	27,295	208,579
Proceeds from sale of assets	13,785,812	23,501,500
Expenditures for oil and gas properties	(15,110,857)	(7,153,890)
Expenditures for property and equipment	(47,141)	(150,218)

Net cash (used) provided by investing activities	(2,094,891)	16,405,971
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	49,000	—
Proceeds from notes payable	—	76,215
Payments on notes payable	(5,044,529)	(15,069,350)

Net cash used by financing activities	(4,995,529)	(14,993,135)

NET CHANGE IN CASH	4,717,886	(3,305,755)
CASH, BEGINNING OF PERIOD	1,037,941	4,602,170

CASH, END OF PERIOD	$5,755,827	$1,296,415

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$430,954	$1,561,848
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	$1,347,801	$2,553,461
Reclass from accrued expenses to notes payable	725,000	—
Conversion of related party debt to common stock	—	578,858
Increase in asset retirement obligation	7,766	3,091
Accrued expenditures for debt refinancing	250,000	—
Interest added to loan	786,167	—

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc., (Trans Energy or the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Receivables

Accounts receivable and notes receivable are carried at their expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. No allowance for doubtful accounts is deemed necessary at September 30, 2011 and December 31, 2010 by management and no bad debt expense was incurred during the nine months ended September 30, 2011 and 2010.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset of retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

The following is a description of the changes to Trans Energy’s asset retirement obligations for the nine months ended September 30:

	2011	2010
Asset retirement obligations at beginning of period	$219,478	$202,366
Liabilities incurred during the period	7,766	3,091
Accretion expense	15,184	9,743

Asset retirement obligations at end of period	$242,428	$215,200

At September 30, 2011 and December 31, 2010, the Company’s current portion of the asset retirement obligation was $0.

Income Taxes

At September 30, 2011, the Company had net operating loss carry forwards (NOLS) for future years of approximately $1,184,000. These NOLS will expire at various dates through 2030. The current tax provision of $214,000 for the nine months ended September 30, 2011 is an estimate of the alternative minimum tax that will not be offset by the NOLs. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or AMT credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

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

Revenue and Cost Recognition

Trans Energy recognizes gas revenues upon delivery of the gas to the customers’ pipeline from Trans Energy’s pipelines when recorded as received by the customer’s meter. Trans Energy recognizes oil revenues when pumped and metered by the customer. Trans Energy recognized $10,477,859 and $4,338,966 in oil and gas revenues for the nine months ended September 30, 2011 and 2010, respectively. Trans Energy uses the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Trans Energy had no imbalances as of September 30, 2011 and December 31, 2010. Costs associated with production are expensed in the period incurred.

Revenue payable represents cash received but not yet distributed to third parties.

Transportation revenue is recognized when earned and we have a contractual right to receive payment. We recognized $302,788 and $241,013 of transportation revenue for the nine months ended September 30, 2011 and 2010, respectively.

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

Trans Energy believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, note receivable, accounts payable, and notes payable approximate their carrying amounts. The interest rates payable by Trans Energy on its notes payable approximate market rates. The fair values of Trans Energy’s Level 2 financial assets consist of derivative assets, which are based on quoted commodity prices of the underlying commodity, market approach. As of September 30, 2011 and December 31, 2010, Trans Energy did not have any Level 1 or 3 financial assets or liabilities.

The following tables summarize fair value measurement information for Trans Energy’s financial assets:

	As of September 30, 2011
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$55,942	$55,942	$—	$55,942	$—

	As of September 30, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$324,428	$324,428	$—	$324,428	$—

NOTE 2 – GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through September 30, 2011 of $(9,432,140). At September 30, 2011, Trans Energy had stockholders’ equity of $29,509,398 and a working capital deficit of $17,039,026. Revenues during the nine months ended September 30, 2011 were not sufficient to cover its operating costs and interest expense to allow it to continue as a going concern. The potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development could enable Trans Energy to continue as a going concern. There can be no assurance that Trans Energy can or will be able to complete any debt or equity financing to fund operations in the future. Trans Energy’s unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – ACCOUNTS RECEIVABLE DUE FROM NON-OPERATORS

Trans Energy is the drilling operator for wells drilled on behalf of other companies in which Trans Energy owns a working interest. As of September 30, 2011 and December 31,2010, $-0- and $82,964, respectively, was owed to Trans Energy for drilling costs to be reimbursed by third parties.

NOTE 5 – OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the nine months ended September 30, 2011 and 2010 were $13,770,822 and $9,707,351, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $3,591,872 and $1,775,788 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 6 – SALE OF OIL AND GAS ACREAGE

On March 31, 2011, the Company sold 2,950 net acres to Republic Energy Ventures, LLC (“Republic”) at $4,750 per net acre for total pretax proceeds of $13,767,281. Acreage sold to Republic was distributed pro rata across the Company’s acreage. Proceeds from this transaction were used to repay $5 million to CIT in April, with the remainder being used to partially fund the drilling and completion expenses for certain wells.

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

Start Month	End Month	Volume MMBTU/Month	Average Floor $MMBTU
Oct. ‘11	Dec. ‘11	5,244	$7.350

As of Sept 30, 2011 and December 31, 2010 the natural gas derivative had a total fair value of $37,073 and $152,087, respectively, all of which was current.

Oil Derivatives

Trans Energy entered into participating commodity put and call options on crude oil as a costless collar. The oil costless collar is indexed to NYMEX WTI Oil prices. The following table shows the monthly volumes, the floor and ceiling prices.

Start Month	End Month	Volume BBL/Month	Floor $/BBL	Ceiling $/BBL
Oct. ‘11	Dec. ‘11	449	$100	$172

As of September 30, 2011 and December 31, 2010 the oil derivative had a fair value of $18,869 and $35,303, respectively, all of which was current.

For the nine months ended September 30, 2011, Trans Energy had total gains on the derivative contracts of $50,299, of which $181,947 was a realized gain and $131,648 was an unrealized loss. During the nine months ended September 30, 2010, Trans Energy had a total gain on the derivative contracts of $175,796, of which $246,030 was a realized gain and $70,234 was an unrealized loss.

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

On March 31, 2011, the Company and CIT entered into the Sixth Amendment to the Credit Agreement. The Sixth Amendment and other related agreements extend the maturity date of the Credit Agreement to March 31, 2012. The Sixth Amendment confirms that the principal amount due under the Credit

Agreement prior to the application of a portion of the proceeds from the acreage sale to Republic under the March 31, 2011 Purchase and Sale Agreement (the “PSA”) was $17,320,239 plus accrued interest of $139,748, plus forbearance fees of $725,000 to be added to the principal balance. Thus, the total amount owed under the Credit Agreement, as per the Sixth Amendment, was $18,184,978. After the payment of accrued interest and a principal payment of $5,000,000 on April 2, 2011 and the accrued interest of $786,167 for the period April 1, 2011 thru September 30, 2011 being added to the loan, the Company owed $13,831,406 as of September 30, 2011, with interest at 10%.

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

As of September 30, 2011 and December 31, 2010, the Company owed $33,529 and $78,058, respectively, for other loans, primarily for vehicles.

The Company issued a Convertible Promissory Note to Republic dated February 21, 2011 in the amount of $2,914,442. As of September 30, 2011, the balance of the note was $-0-.

NOTE 9 – STOCKHOLDERS’ EQUITY

On April 8, 2009, Trans Energy granted 375,000 common stock options to four key employees under the long term incentive bonus program. These options are being amortized to share-based compensation expense quarterly over the vesting period, for which $70,534 of the share-based compensation expense was recorded during the three month period ended March 31, 2010. As of March 31, 2010, these options have been fully expensed. 50,000 of the options were exercised in June 2011.

On May 14, 2009, Trans Energy granted 50,000 shares of common stock to one key employee under the long term incentive bonus program. The 50,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment. These shares were valued at $57,500 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over one year. During the three months ended March 31, 2010, Trans Energy recorded $14,375 of share-based compensation related to these shares. As of March 31, 2010, this award has been fully expensed. In addition, Trans Energy also granted 50,000 common stock options to this employee under the long term incentive bonus program. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $9,405 of share-based compensation expense was recorded during the nine month period ended September 30, 2010. As of March 31, 2010, these options have been fully expensed.

In December 2010, Trans Energy granted 136,500 shares of stock to nine employees under the long-term incentive bonus program. The 136,500 shares are not performance based and vest semi-annually over three years, subject to ongoing employment. These shares were valued at $409,500 using fair market value of the common stock at the date of grant and will be amortized to compensation expense semiannually over three years. During the third quarter of 2011, we recorded $25,125 of share-based compensation expense related to these shares. We recorded $50,250 of share-based compensation expense in the first two quarters of 2011.

In December 2010, Trans Energy also granted 368,000 common stock options to nine employees and one outside board member. These options vest semi-annually over three years and have a five year term. These stock options were granted at an exercise price of $3.00 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense semi-annually over the vesting period. During the third quarter of 2011, we recorded $57,123 of share-based compensation expense related to these options. We recorded $101,886 of share-based compensation expense related to these options in the first half of 2011. 36,000 of the options were cancelled in June of 2011.

In May 2011, Trans Energy granted 420,000 shares of stock to eight employees and three outside board members under the long-term incentive bonus program. The 420,000 shares are not performance based and vest semi-annually over a three year period, subject to ongoing employment. These shares were valued at $1,125,600 using fair market value of the common stock at the date of grant and will be amortized to compensation expense semi-annually over three years. During the third quarter of 2011, we recorded $93,800 of share-based compensation expense related to these shares. The Company recorded $187,600 of share-based compensation expense related to these shares in the second quarter of 2011.

In May 2011, Trans Energy also granted 378,000 common stock options to eight employees and four outside board members. These options vest semi-annually over five years and have a five year term. These stock options were granted at an exercise price of $2.68 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense semi-annually over the vesting period. During the third quarter of 2011, we recorded $32,599 of share-based compensation expense related to these options. We recorded $65,197 of share-based compensation expense related to these options during the second quarter of 2011.

In August 2006, Trans Energy granted 800,000 common stock options to two employees with an expiration date of August 16, 2011. Trans Energy has extended those options to August 16, 2012. Trans Energy recorded $11,831 of additional share-based compensation during the third quarter of 2011 related to the one year extension.

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $625,411 and $94,314 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 10 – EARNINGS PER SHARE

Basic income (loss) per share of common stock for the periods ended September 30, 2011 and 2010 is determined by dividing net income (loss) by the weighted average number of shares of common stock during the period.

The following table reconciles the weighted average shares outstanding used for basic and diluted earnings per share for the periods ending September 30, 2011 and 2010.

The Company paid no cash distributions to its stockholders during the nine months ended September 30, 2011 and 2010.

	For the Nine Months Ended September 30,
	2011	2010
Weighted average number of common shares outstanding Used in the basic earnings per common share calculations	12,781,913	12,383,783
Dilutive effect of stock options and warrants	992,342	551,670

Weighted average number of common shares outstanding adjusted for effective of dilutive options and warrants	13,774,255	12,935,453

	For the Three Months Ended September 30,
	2011	2010
Weighted average number of common shares outstanding Used in the basic earnings per common share calculations	12,872,078	12,531,078
Dilutive effect of stock options and warrants	1,447,551	1,655,011

Weighted average number of common shares outstanding adjusted for effective of dilutive options and warrants	14,319,629	14,186,089

NOTE 11 – BUSINESS SEGMENTS

Trans Energy’s principal operations consist of exploration and production with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Three Months Ended September 30	Exploration and Production	Pipeline Transmission	Corporate	Total
Revenue	2011	$5,224,765	$57,745	$31,747	$5,314,257
	2010	1,966,747	59,147	7,342	2,033,236
Income (loss) from operations	2011	2,221,739	55,224	(1,370,246)	906,717
	2010	25,497,033	(59,207)	(1,251,365)	24,186,461
Interest Expense	2011	367,004	—	—	367,004
	2010	182,259	—	—	182,259
Depreciation, depletion, amortization and accretion	2011	1,358,162	2,516		1,360,678
	2010	780,434	2,709	—	783,143
Property and equipment acquisitions, including oil and gas properties	2011	1,502,583	—	—	1,502,583
	2010	4,146,239	—	—	4,146,239

	For the Nine Months Ended September 30	Exploration and Production	Pipeline Transmission	Corporate	Total
Revenue	2011	10,477,859	302,788	58,025	10,838,672
	2010	4,338,966	241,013	63,327	4,643,306
Income (loss) from operations	2011	16,433,901	295,180	(3,986,802)	12,742,279
	2010	25,854,400	(200,384)	(2,458,078)	3,195,938
Interest Expense	2011	1,217,121	—	—	1,217,121
	2010	1,551,237	—	—	1,551,237
Depreciation, depletion, amortization and accretion	2011	3,757,050	7,548	—	3,764,598
	2010	1,918,738	8,125	—	1,926,863
Property and equipment acquisitions, including oil and gas properties	2011	13,817,963	—	—	13,817,963
	2010	9,857,569	—	—	9,857,569
Total assets, net of intercompany accounts:
September 30, 2011		55,274,645	417,890	—	55,692,535
December 31, 2010		40,530,099	357,479	—	40,887,578

Property and equipment acquisitions include accrued amounts and reclassifications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three months ended September 30, 2011 compared to September 30, 2010

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the three months ended September 30, 2011 and 2010. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three months ended September 30,
	2011	2010
Total revenues	100%	100%
Total costs and expenses	(83%)	(130%)
Gain on sale of assets	0%	1,220%

Income from operations	17%	1,190%
Other expenses	(6%)	(8%)
Income taxes	1%	(22%)

Net Income	(12%)	1,160%

Total revenues of $5,314,257 for the three months ended September 30, 2011 increased $3,281,021 or 161% compared to $2,033,236 for the three months ended September 30, 2010, primarily due to the Marcellus Shale directional drilling program in Marshall County, West Virginia.

Production costs increased $1,046,544 or 174% for the three months ended September 30, 2011 as compared to the same period for 2010, primarily due to an increase in transportation fees and natural gas liquid processing fees, associated with the increased production in 2011.

Depreciation, depletion, amortization and accretion expense increased $577,535 or 74% for the three months ended September 30, 2011 as compared to the same period for 2010, primarily due to the depletion associated with our Marcellus drilling and related increased well costs and production.

Selling, general and administrative expense increased $143,247 or 11% for the three months ended September 30, 2011 as compared to the same period for 2010, primarily due to increased legal and consulting fees associated with our debt restructuring, and share-based compensation.

Gain on sale of assets decreased $24,793,439 for the three months ended September 30, 2011 versus the three months ended September 30, 2010 due to the sale of certain acreage to Republic Ventures, LLC (“Republic”) for $24.8 million during the third quarter of 2010.

Interest expense increased $184,745 or 101% for the three months ended September 30, 2011 as compared to the comparable period for 2010. For the three months ended September 30, 2010, forbearance fees, which were included in selling general and administrative expenses, were paid in lieu of certain interest.

The gain on derivative contracts was $40,280 for the three months ended September 30, 2011 compared to a gain of $22,000 for the comparable period in 2010. The increase in gain was primarily due to a decrease in oil prices during the period ending September 30, 2011 relative to the comparable period a year earlier.

Income taxes were a benefit of $36,000 for the three months ended September 30, 2011 compared to an expense of $450,000 for the three months ended September 30, 2010. The income tax is the amount of alternative minimum tax the Company expects to pay in 2011 and 2010. Accumulated net operating loss carry forward will be used to offset other tax obligations. The income tax benefit in the third quarter of 2011 reflects the reduction of income tax based on the filing of the 2010 tax return.

Net income for the three months ended September 30, 2011 was $616,173 compared to a net income of $23,578,454 for the same period of 2010. This reduction in net income is primarily due to the larger gain on the sale of certain acreage to Republic during the third quarter of 2010 which was off set by higher production income from wells during 2011.

Nine months ended September 30, 2011 compared to September 30, 2010

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the nine months ended September 30, 2011 and 2010. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Nine months ended September 30,
	2011	2010
Total revenues	100%	100%
Total costs and expenses	(99%)	(134%)
Gain on sale of assets	117%	534%

Income from operations	118%	500%
Other expenses	(11%)	(29%)
Income taxes	(2%)	(10%)

Net Income	105%	461%

Total revenues of $10,838,672 for the nine months ended September 30, 2011 increased $6,195,366 or 133% compared to $4,643,306 for the nine months ended September 30, 2010 primarily due to our Marcellus Shale directional drilling program in Marshall County, West Virginia.

Production costs increased $1,115,238 or 62% for the nine months ended September 30, 2011 as compared to the same period for 2010 due to increased transportation fees, associated with the increased production in 2011.

Depreciation, depletion, amortization and accretion expense increased $1,837,735 or 95% for the nine months ended June 30, 2011 as compared to the same period for 2010, primarily due to the depletion associated with our Marcellus drilling and related increases in well costs and production.

Selling, general and administrative expense increased $1,527,162 or 61% for the nine months ended September 30, 2011 as compared to the same period for 2010 primarily due to increased legal and consulting fees associated with our debt restructuring, and share-based compensation.

The Company reported a gain on sale of $12,627,896 for the nine months ended September 30, 2011. The gain is primarily the result of the Company selling to Republic approximately 2,950 Net Mineral Acres. The Company reported a gain of $24,796,786 for the first nine months of 2010 as a result of selling 5,152 acres to Republic and certain overriding royalty interests.

Interest expense decreased $334,116 or 22% for the nine months ended September 30, 2011 versus the same comparable period for 2010 due to a decrease of the amount of debt outstanding during 2011 as compared to 2010.

The gain on derivative contracts was $50,299 for the nine months ended September 30, 2011 compared to a gain of $175,796 for the comparable period in 2010. This decrease in gain was primarily due to an increase in oil prices during the period ending September 30, 2011 relative to the comparable period a year earlier.

Income taxes were $214,000 for the nine months ended September 30, 2011 compared to $450,000 for the nine months ended September 30, 2010. The income tax is the amount of alternative minimum tax the Company expects to pay in 2011 and 2010. Accumulated net operating loss carry forward will be used to offset other tax obligations.

Net income for the nine months ended September 30, 2011 was $11,362,105 compared to a net income of $21,382,548 for the same period of 2010. This change is primarily due to the larger sale of acreage in 2010 and which was off set by higher production income from wells in 2011.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues and from borrowed funds. At September 30, 2011, we had a working capital deficit of $17,039,026 compared to a deficit of $19,699,824 at December 31, 2010. This decrease in working capital deficit is primarily due to a decrease of notes payable, as well as an increase in accounts receivable associated with increased production, which was partially offset by an increase in accrued expenses associated with suspended revenue.

During the first nine months of 2011, net cash provided by operating activities was $11,808,306 compared to net cash used of $4,718,591 for the same period of 2010. This increase in cash flow from operating activities is primarily due to an increase in accounts payable and accrued expenses, as well as increased production during 2011.

We expect our cash flow provided by operations for 2011, versus the comparable period in 2010, to improve because of higher projected production from the drilling program and acquisitions, and lower cash interest expense, offset in part by general and administrative expenses that have increased due to higher legal and consulting fees associated with our restructuring.

On June 17, 2011 the Company entered into a Farmout Agreement whereby the Company agreed to assign an undivided ninety percent (90%) interest of its rights in six (6) drilling locations. The agreement allows the Farmee to elect not to fund any well that is not spud by December 31, 2011 or that was not included in the original list of wells. In November, 2011, the Company received a letter from the Farmee informing them that they will not be participating in the last two wells per the terms of the agreement. As part of such Farmout Agreement, the Company will be carried for its drilling and completion costs in four drilling locations. The farmout is only for the hydrocarbons produced from these four wells. The Company will own a carried 5% working interest in the hydrocarbons from these four wells after taking into account the effects of the Farmout Agreement and the previous sale of 50% of the underlying acreage to Republic. This will provide the capital that the Company needs to partially fund its 2011 drilling program.

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

During the first nine months of 2011, net cash used by investing activities was $2,094,891 compared to net cash provided of $16,405,971 in the same period of 2010. The net cash used by investing activities during 2011 was the result of an increase in capital additions during the period, as well as a decrease in cash proceeds from acreage sales during 2011 compared to 2010.

During the first nine months of 2011, net cash used by financing activities was $4,995,529 compared to cash used by financing activities of $14,993,135 for 2010. The decrease in the cash used by financing activities was the result of paying down debt to CIT by $5,000,000 in 2011 as compared to $15,000,000 in 2010 from sale proceeds.

We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Marshall County, West Virginia and new transportation of gas for third parties on our 6-inch pipeline located in West Virginia. We are currently in the process of finding a buyer for our shallow well production. In the event revenues are not sufficient to meet our working capital needs, we will explore the possibility of additional funding from either the sale of debt or equity securities, sale of assets, or through an increase in the available credit facility. There can be no assurance such funding will be available to us or, if available, it will be on acceptable or favorable terms.

Because our credit facility matures in six months and we do not currently have the ability to repay the credit facility, there is substantial doubt about our ability to continue as a going concern. Historically, our revenues have not been sufficient to cover operating costs, and our drilling program has contributed to, limited working capital and the need for additional funding. We will need to rely on increased operating revenues from new development, proceeds from the sale of assets or debt or equity financings to allow us to continue as a going concern. We believe that we will be able to refinance our credit facility, but there is no assurance that we can or will be able to complete any debt or equity financing.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

On May 11, 2011, we filed an action in the U.S. District Court for the Northern District of West Virginia against EQT Corporation, a Pennsylvania corporation (Trans Energy, Inc., et al. v. EQT Corporation). The action relates to our attempt to quiet title to certain oil and gas properties referred to as the Blackshere Lease, consisting of approximately 3,800 acres located in Wetzel County, West Virginia. We are presently operating approximately 22 oil and/or gas wells on the Blackshere Lease. The defendant, EQT Corporation, has filed with the Court an answer and counterclaim wherein it claims it holds title to the natural gas within and underlying the Blackshere Lease. We believe that we will ultimately prevail in the action, but it is too early in the proceedings to accurately assess the final outcome. Currently the Company has no plans to drill on this acreage.

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

The Company is not in compliance with the current ratio covenant as of June 30 and September 30, 2011 in its Credit Agreement with CIT. At the time of filing, discussions have been ongoing with CIT to obtain a waiver of the resulting default. While the outcome of such negotiations cannot be known at this time, the Company believes that it will obtain a satisfactory resolution to the issue.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101. INS	XBRL Instance Document

**101. SCH	XBRL Taxonomy Extension Schema

**101. CAL	XBRL Taxonomy Extension Calculation Linkbase

**101. DEF	XBRL Taxonomy Extension Definition Linkbase

**101. LAB	XBRL Taxonomy Extension Label Linkbase

**101. PRE	XBRL Taxonomy Extension Presentation Linkbase

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

TRANS ENERGY, INC.

Date:	November 18, 2011	By	/S/ John G. Corp
John G. Corp
Principal Executive Officer

Date:	November 18, 2011	By	/S/ John S. Tumis
John S. Tumis
Chief Financial Officer