Form 10-K
period 2011-12-31
TRANS ENERGY INC
filed 2012-04-16
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if small reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was $7,840,826 (based on price of $2.40 per share).

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 30, 2012, was 12,979,828.

TRANS ENERGY, INC.

PART I

Item 1 Business

History

Trans Energy, Inc. is engaged in the acquisition, exploration, development and production of natural gas and oil, and, to a lesser extent, the marketing and transportation of natural gas. We own interests in and operate approximately 300 oil and gas wells in West Virginia, of which 122 are currently active. We also own and operate an aggregate of 19 miles of 6-inch and 4-inch gas transmission lines located within West Virginia in the counties of Marion, Doddridge, Ritchie, Wetzel and Tyler. We also have 52,301 gross acres under lease in West Virginia primarily in the counties of Wetzel, Marshall, Marion, and Doddridge.

Our principal executive offices are located at 210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170, and our telephone number is (304) 684-7053.

Recent Events

On February 22, 2012, we incorporated American Shale Development under the laws of the State of Delaware as our direct wholly owned subsidiary. American Shale was established in order to accommodate certain provisions related to the terms of the proposed credit agreement (the “Credit Agreement”) from Chambers Energy Management, LP (“the Chambers facility”). The proposed credit facility is in the aggregate amount of $50 million, the proceeds of which are to be used to refinance existing debt and accounts payable as well as to allow for continued development of the company’s Marcellus acreage (the “Marcellus Properties”). We expect to receive the proceeds of the Chambers facility prior to April 30, 2012.

On March 30, 2012 the Company and CIT entered into the Eighth Amendment to the CIT Credit Agreement. The Eighth Amendment and other related agreements extend the maturity date of the CIT Credit Agreement to April 30th, 2012. The Eighth Amendment also waves specific items of default.

Trans Energy drilled six wells in 2011. Four wells were drilled in a horizontal joint venture with Republic Partners and a farm out with an unaffiliated third party. A farm out agreement was entered into whereby the third party would purchase a working interest in the wellbores. Trans Energy retains a 5% working interest in the wellbores and the third party retains 45% working interest. Once the third party receives 100% of their investment; then Trans Energy’s working interest will increase to 10% and the third party’s working interest will be reduced to 40%. Republic Partners elected to retain 50% working interest in these wells as permitted by the terms of the joint venture. The wells drilled under these agreements are the Whipkey 3H, Lucey 2H, Goshorn 1H and Goshorn 2H.

The Whipkey 3H and the Lucey 2H were drilled and completed in 2011. The Goshorn 1H and Goshorn 2H were drilled in 2011 awaiting completion in 2012. These wells average a vertical total depth of 7,500 feet and an average lateral of 5,000 feet. The primary target of these wells is the Marcellus Shale.

The Dewhurst 110H and Dewhurst 111H were drilled in the fourth quarter of 2011. These wells will be completed by the second quarter of 2012. The wells were horizontal joint ventures with Republic Partners. Republic Partners elected to obtain 50% paid working interests in these wells as permitted by the terms of the joint venture. These wells average a vertical total depth of 7,500 feet and an average lateral of 5,000 feet. The primary target of these wells is the Marcellus Shale.

Business History

Our business strategy is to economically increase reserves, production and the sale of natural gas and oil from existing and acquired properties in the Appalachian Basin and elsewhere, in order to maximize shareholders’ return over the long term. Our strategic location in West Virginia enables us to actively pursue the acquisition and development of producing properties in that area that will enhance our revenue base without proportional increases in overhead costs.

The Company has been an oil and gas developer for more than twenty years, but began a more aggressive focus on development and growth in early 2006. We began an effort to leverage the company’s acreage and reserves to fund development, and have drilled more than 30 wells since early 2006 and significantly increased production and reserves. During late 2007, we redirected our focus from shallow drilling to drilling exclusively in the Marcellus Shale. Management intends to continue to develop and increase the production from oil and natural gas properties that we currently own. We will continue to transport and market natural gas through our pipelines.

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

The majority of our natural gas is sold to SEI Energy, LLC, Dominion and its subsidiaries or HG Energy, LLC.

Natural gas delivered through Trans Energy’s pipeline network is sold primarily to Dominion Gas, a local utility company, on an on-going basis at a variable price per month per Mcf, or to Sancho Oil and Gas Corporation (“Sancho”), a company controlled by the Vice President of Trans Energy, at the industrial facilities near Sistersville, West Virginia. Under its contract with Sancho, Trans Energy has the right to sell natural gas subject to the terms and conditions of a contract, as amended, that Sancho entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby Trans Energy receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho. The amount paid to Sancho under this agreement was approximately $135 in 2011 and approximately $3,000 in 2010. Approximately 98% is sold to Dominion and 2% is sold to Sancho.

We sell our oil production to third party purchasers under agreements at posted field prices. These third parties purchase the oil at the various locations where the oil is produced and haul it via truck. Trans Energy currently has two oil purchasers, BD Oil Gathering Corp. and Clearfield Appalachian.

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

Employees

As of the end of our fiscal year on December 31, 2011, we employed twenty-five full-time employees, consisting of eight executives and managers, nine marketing, lease acquisition and clerical persons, and eight field operations employees.

None of our employees are members of any union, nor have they entered into any collective bargaining agreements. We believe that our relationship with our employees is good. With the successful implementation of our business plan, we may seek additional employees in the next year to handle anticipated potential growth.

Industry Segments

We are presently engaged in the principal business of the exploration, development and, production of natural gas and oil. We are also involved in pipeline transportation and marketing of natural gas and oil. Reference is made to the statements of operations contained in the financial statements included herewith for a statement of our revenues and operating income for the past two fiscal years.

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

We have a history of losses and may realize future losses

Our revenues increased approximately 141% during the fiscal year ended December 31, 2011, primarily due to an increase in natural gas and natural gas liquid sales from additional Marcellus wells being put in line. However, we may not achieve, or subsequently maintain profitability if anticipated revenues do not increase in the future. We have experienced operating losses, negative cash flow from operations and net losses in most quarterly and annual periods for the past several years. As of December 31, 2011, our net operating loss carryforward was approximately $6.2 million and our accumulated deficit was approximately $12 million. We expect to continue to incur significant costs in connection with exploration and development of new and existing properties.

Accordingly, we will need to generate significant revenues to achieve, attain, and eventually sustain profitability. If revenues do not increase, we may be unable to attain or sustain profitability on a quarterly or annual basis. Any of these factors could cause the price of our stock to decline.

As of December 31, 2011, we had a working capital deficit of approximately $18 million that makes it more difficult to obtain capital necessary for our operations and which may have an adverse effect on our future business. This deficit in working capital is primarily attributed to the reclassification of notes payable to current. If our business does not produce positive working capital in the future, our business and financial condition would most likely be materially and negatively impacted.

If we default on our revolving credit facility, our financial condition and future operations would be severely and negatively affected.

On June 15, 2010, our senior secured revolving credit facility became due in the principal amount of $30,000,000, plus accrued interest and fees. Subsequently, we sold certain assets, including oil and gas interests, to pay down the principal amount and have worked with the lender to restructure the credit arrangement. In March 2011, we amended our agreement with the lender that extends the maturity date of the credit arrangement to March 31, 2012. The total due under the agreement at March 31, 2011 was $18,184,978. If we are unable to successfully service and repay the debt, we would be in default under the amended agreement. In that event, the lender would have a first priority, continuing security interest in all of our properties and assets and any proceeds from sales and revenues generated from those assets. This would cause a severe, negative impact on our financial condition. Also, if it becomes necessary to sell off additional assets to service the debt, we may be forced to dispose of valuable assets that would cause additional financial hardship. In March 2012, we amended our agreement with the lender that extends the maturity date to April 30, 2012. It is anticipated that our new financing will be in place by April 30, 2012. On February 29, 2012, the Company’s subsidiary, American Shale Development, Inc., entered into a credit agreement, whereby, subject to the satisfaction of certain conditions to funding, certain lenders have committed to provide up to $50 million in funding to be used to refinance certain outstanding indebtedness of Trans Energy, to fund drilling and completion costs.

Management believes that we may need to seek additional funding in the future for capital expenditures if the $50 million is not received. If we cannot meet future capital requirements through realized revenues from our ongoing business, we may have to raise additional capital by borrowing or by selling equity or equity-linked securities, which would dilute the ownership percentage of our existing stockholders. Also, these securities could also have rights, preferences or privileges senior to those of our common stock. Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit operating flexibility. We may not be able to obtain funds needed to finance operations at all, or may be able to obtain funds only on very unattractive terms. Management may also explore other alternatives such as a joint venture with other oil and gas companies. There can be no assurances, however, that we will conclude any such transaction.

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

This Form 10-K presents estimates of our proved reserves as of December 31, 2011 and 2010, which have been prepared and presented under current SEC rules. These rules require SEC reporting companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on 12-month unweighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using year-end pricing. As a result of these changes, direct comparisons to our previously-reported reserves amounts may be more difficult.

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

Congress has recently considered, is considering, and may continue to consider, legislation that, if adopted in its proposed or similar form, would deprive some companies involved in oil and natural gas exploration and production activities of certain U.S. federal income tax incentives and deductions currently available to such companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We commonly use hydraulic fracturing as part of our operations. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. Further, various municipalities in West Virginia have passed ordinances which seek to prohibit hydraulic fracturing. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

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

Quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If operating results do not meet the expectations of securities analysts and investors, the trading price of our common stock could significantly decline which may cause the value of your investment to decline. Some of the factors that could affect quarterly or annual operating results or impact the market price of our common stock include:

•	our ability to develop properties and to market our oil and gas;

•	the timing and amount of, or cancellation or rescheduling of, orders for our oil and gas;

•	our ability to retain key management, sales and marketing and engineering personnel;

•	a decrease in the prices of oil and gas; and

•	changes in costs of exploration or marketing of oil and gas.

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

The oil and gas industry is susceptible to significant change that may influence our business development due to a variety of factors, many of which are outside our control. Some of these factors include:

•	varying demand for oil and gas;

•	fluctuations in price;

•	competitive factors that affect pricing;

•	attempts to expand into new markets;

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of operations;

•	hiring and retention of key personnel;

•	changes in generally accepted accounting policies, especially those related to the oil and gas industry; and

•	new government legislation or regulation.

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

Our future success depends, in part, on the ability to retain our key employees including executive officers. Also, we do not carry, nor do we anticipate obtaining, “key man” insurance on our executives. It would be difficult for us to replace any one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

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

Our common stock is presently traded on the OTC Bulletin Board, although there is no assurance that a viable market will continue. The price of our shares in the public market is highly volatile and may fluctuate substantially because of:

•	actual or anticipated fluctuations in our operating results;

•	changes in or failure to meet market expectations;

•	conditions and trends in the oil and gas industry; and

•	fluctuations in stock market price and volume, which are particularly common among securities of small capitalization companies.

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

Possible “Penny Stock” Regulation

Trading of our common stock on the Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule. A penny stock is generally defined to be any equity security that has a market price less than $1.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

These may require a broker dealer to:

•	make a special suitability determination for purchasers of penny stocks;

•	receive the purchaser’s written consent to the transaction prior to the purchase; and

•	deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Item 1B Unresolved Staff Comments

The staff of the Securities and Exchange Commission (SEC Staff”) conducted a review of our Annual Report on Form 10-K for the years ended December 31, 2009 and 2010 and issued a letter commenting on certain aspects of these reports. We believe that all matters addressed in the comment letters and our subsequent responses to these letters and discussions with the SEC Staff have been resolved with the exception of certain disclosures related to our proved undeveloped reserves. Based on discussions with staff members at the SEC regarding the response, the remaining unresolved comment will require that the Company file an amendment to its Form 10-K for the years ended December 31, 2009 and 2010 to remove our proven undeveloped reserves that do not meet the criteria to be reported based on our financial situation.

Item 2 Properties

Our properties consist of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia. Our proved reserves as of December 31, 2011, 2010, and 2009 are set forth below:

	As of December 31,
	2011			2010		2009
	Oil and Condensates	Natural Gas	NGL	Oil	Natural Gas	Oil	Natural Gas
	(BBL)	(MCF)	(BBL)	(BBL)	(MCF)	(BBL)	(MCF)
Developed Producing	163,316	16,695,133	559,389	148,567	7,795,932	158,545	5,002,524
Developed Non-Producing	—	—	—	35,175	4,995,712	—	1,562,532
Proved Undeveloped	590	679,280	33,209	—	—	—	—

Total Proved	163,906	17,374,413	592,598	183,742	12,791,644	158,545	6,565,056

The increase in reserves is from drilling in the Marcellus Shale formation and not in the typical traditional shallow well formations. The development of the Marcellus Shale has transformed the Appalachian Basin into one of the country’s premier natural gas plays. In recent years, the application of lateral well drilling and completion technology has led to the development of the Marcellus Shale. The horizontal lateral exceeds 2,000 feet in length and typically involves multistage fracturing completions.

The 2009 reserves have been restated to remove the proved undeveloped reserves. Proved undeveloped reserves are also not reported for 2010 even though we had wells in process of being drilled. Proved undeveloped reserves have been reported for 2011 since the Company has a farm out interest in two wells and therefore did not have to finance them.

A review of our reserves was conducted at year-end 2011, 2010 and 2009 by Wright and Company, Inc., our independent petroleum consultants. The engineer was selected for their geographic expertise and their historical experience in engineering certain properties. The technical person responsible for reviewing the reserve estimates meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. The Vice President of Operations works closely with our independent petroleum consultants to ensure the integrity, accuracy and timeliness of data furnished to our independent petroleum consultants for their reserves review process. Throughout the year, our technical team meets periodically with representatives from our independent petroleum consultants to review properties and discuss methods and assumptions. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, our senior management reviews and approves any internally estimated significant changes to our proved reserves. We provide historical information to our consultants for all of our producing properties such as ownership interest; oil and gas production; well test data; commodity prices and operating and development costs. The consultants perform an independent analysis and differences are reviewed.

All of our reserve estimates are reviewed and approved by our President. He is a graduate of Marietta College with a Bachelor of Science in Petroleum Engineering and has over thirty years experience in the oil & gas industry.

Effective for the year end 2009, SEC reporting rules require that year-end reserve calculations and future cash inflows be based on the simple average of the first day of the month price for the previous twelve month period. The benchmark prices for 2011 used in the above table were $4.24 per MMBTU, $89.73 and $58.21 per BBL for the oil and condensates, respectively, and $48.65 per BBL for Natural Gas Liquids (NGL). The benchmark prices for 2010 used in the above table were $5.29 per MMBTU and $70.60 per BBL. The benchmark prices used for 2009 were $4.13 per MMBTU and $61.18 per BBL. The company’s gas processing arrangement did not provide for the separation of condensates or NGL prior to 2011. The separation of the liquid from the gas stream commenced April, 2011 with the opening of the Fort Beeler Operating Facility.

Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the SEC in 2011, 2010 and 2009. See Note 18, Supplementary Information on Oil and Gas Producing Activities included as part of our consolidated financial statements.

Productive Gas Wells

The following table summarizes the total number of wells and undrilled locations to which proved developed reserves and proved undeveloped reserves, respectively, are attributed. Wells are shown on a gross basis.

	As of December 31,
	2011		2010		2009
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
Producing Wells	82	38	71	84	5	183
Non-Producing Wells	—	—	6	12	1	117
Undrilled Well Locations	—	2	—	—	—	—

Total Wells and Well Locations	82	40	77	96	6	300

We have removed unproved drilling locations for the year ended December 31, 2009, as well as excluding them for the year ended December 31, 2010 based on our discussions with the SEC (See Item 1B). Furthermore, we excluded all shallow wells with no or minimal production since we do not plan on a rework program at this time. In addition, we have reclassed certain wells for 2010 and 2011 that are now primarily producing oil.

Drilling Activity

The following table summarizes completed drilling activity for the past three years. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells.

	During the Year Ended, December 31,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	2.0	0.1	2.0	1.0	2.0	1.0
Dry	—	—	—	—	—	—

Exploratory Wells
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—

Total	2.0	0.1	2.0	1.0	2.0	1.0

The Dewhurst 110H, Dewhurst 111H, Goshorn 1H, and Goshorn 2H were drilled in the fourth quarter of 2011 as discussed under recent events. These wells will be completed by the second quarter of 2012, and are not reflected in the table above. The net wells drilled for 2011 reflect our farm out interest in the Whipkey 3H and Lucey 2H.

Oil and Gas Acreage

The following table summarizes our gross and net developed and undeveloped oil and gas acreage under lease as of December 31, 2011 and 2010.

	Developed Acres		Undeveloped Acres		Total
	Gross	Net	Gross	Net	Gross	Net
West Virginia:
2011	27,550	13,997	24,751	7,039	52,301	21,036
2010	24,779	14,925	24,432	11,629	49,211	26,554

Net acreage decreased due to the sale of acreage to Republic and leases expiring in Tyler County.

The following table sets forth, for our continuing operations, the gross and net acres of undeveloped acreage that will expire during the periods indicated if not ultimately held by production by drilling efforts:

Year Ending	Expiring Acreage
December 31,	Gross	Net
2012	2,313	1,072
2013	10,859	2,837
2014	2,250	449
2015	2,776	722
2016	6,087	1,855
2017	—	—
2018	322	55
2019	—	—
2020	151	50

Total	24,758	7,040

The following table sets forth certain information regarding production volumes, revenue, average prices received and average production costs associated with our sales of oil and natural gas for the periods noted.

	Year Ended December 31,
	2011	2010
Net Production:
Oil (Bbl)	15,876	16,578
Natural Gas (Mcf)	2,769,410	995,101
NGL (Bbl)	42,691	—

Natural Gas Equivalent (Mcfe)	3,120,812	1,094,569

Oil and Natural Gas Sales:
Oil	$1,554,923	$878,090
Natural Gas	$10,214,728	$4,803,589
NGL	$2,527,232	—

Total	$14,293,883	$5,681,679

Average Sales Price:
Oil ($ per Bbl)	$97.94	$52.97
Natural Gas ($ per Mcf)	$3.69	$4.83
NGL ($ per Bbl)	$59.20	$—
Natural Gas Equivalent ($ per Mcfe)	$4.58	$5.19

Oil and Natural Gas Costs:
Lease operating expenses	$3,314,707	$1,841,788

Average production cost per Mcfe	$1.06	$1.68

It is our intention to purchase assets and/or property for the purpose of enhancing our primary business operations. We are not limited as to the percentage amount of our assets we may use to purchase any additional assets or properties.

Facilities

We currently occupy approximately 4,000 square feet of office space in St. Marys, West Virginia, which we share with our subsidiaries, Tyler Construction Company and Ritchie County Gathering Systems. We lease this space from an unaffiliated third party under a verbal arrangement for $1,800 per month, inclusive of utilities.

Item 3 Legal Proceedings

Certain material pending legal proceedings to which we are a party or to which any of our property is subject, is set forth below:

On May 11, 2011, we filed an action in the U.S. District Court for the Northern District of West Virginia against EQT Corporation, a Pennsylvania corporation (Trans Energy, Inc., et al. v. EQT Corporation). The action relates to our attempt to quiet title to certain oil and gas properties referred to as the Blackshere Lease, consisting of approximately 22 oil and/or gas wells on the Blackshere Lease. The defendant, EQT Corporation, has filed with the Court an answer and counterclaim wherein it claims it holds title to the natural gas within and underlying the Blackshere Lease. We believe that we will ultimately prevail in the action, but it is too early in the proceedings to accurately assess the final outcome. Currently the Company has no plans to drill on this acreage.

On March 6, 2012, James K. Abcouwer (“Abcouwer”), former Chief Executive Officer of the Company, filed an action in the Circuit Court of Kanawha County, West Virginia against the Company (James K. Abcouwer vs. Trans Energy, Inc). The action relates to the Stock Option Agreement (the “Agreement”) entered into between the Company and Abcouwer on February 7, 2008. By his complaint, Abcouwer alleges that the Company has breached the Agreement by not permitting Abcouwer to exercise options that are the subject of the Agreement. The Company believes that per the terms of the Agreement all options and other rights described in the Agreement terminated ninety (90) days after the termination of Abcouwer’s employment with the Company. Mr. Abcouwer is requesting an amount for his loss of the value of the stock options that are subject to the Agreement. Said amount has not been determined.

We may be engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 4 Mine Safety Disclosures

Not Applicable

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the symbol TENG. Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTC Bulletin Board for the past two fiscal years.

	High	Low
2011
First Quarter	$3.05	$2.70
Second Quarter	$3.00	$2.30
Third Quarter	$3.02	$2.30
Fourth Quarter	$3.10	$2.40
2010
First Quarter	$5.10	$2.10
Second Quarter	$4.75	$2.50
Third Quarter	$4.00	$2.75
Fourth Quarter	$3.25	$2.80

As of March 31, 2011, there were approximately 420 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts. We estimate there to be approximately 1,600 such shareholders.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings to finance operations.

Item 6 Selected Financial Data

Not applicable.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Business Strategy

Trans Energy is an independent energy company engaged in the acquisition, exploration, development, and production of natural gas and crude oil properties, with interests in West Virginia. The Company executed a major increase in development activity and leasehold acquisitions during the years ended December 31, 2011 and 2010. The Company has had asset sales in 2011 and 2010 to pay down debt and to finance the drilling program. In addition, we had good success in our drilling program, adding both natural gas and crude oil reserves to the Company’s proved reserve base. Furthermore, the Company established major interconnects with interstate pipelines to allow increased access to the market. The Company’s significant overall increase in reserves has greatly increased the present value of our forecasted cash flows.

We intend to focus our development and exploration efforts in our West Virginia properties and utilize our attractive opportunities to expand our reserve base through continuing to drill higher risk/higher reward exploratory and development drilling in the Marcellus Shale for 2012 and beyond with our new financing as discussed under item 1. Management intends to use a portion of the proceeds from the Chambers facility financing to fund this drilling program. We will evaluate our properties on a continuous basis in order to optimize our existing asset base. We plan to employ the latest drilling, completion and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells. We believe that our extensive acreage position will allow us to grow through high risk drilling in the near term.

In summary, our strategy is to increase our oil and gas reserves and production while keeping our development costs and operating costs as low as possible. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. The success of this strategy is contingent on various risk factors, as discussed elsewhere in this Form 10-K.

The implementation of our strategy requires that we continually incur significant capital expenditures in order to replace current production and find and develop new oil and gas reserves. In order to finance our capital and exploration program, we depend on cash flow from operations or bank debt and equity offerings as discussed below in Liquidity and Capital Resources.

Results of Operations

The most significant event in 2011 was the sale of 2,950 net acres to Republic Energy Ventures, LLC at $4,750 per net acre for total pretax proceeds of $14,012,500. Proceeds from this transaction were used to repay $5 million to CIT in April, with the remainder being used to partially fund the drilling and completion expenses for certain wells. The reduction of debt reduced our interest expense. The new wells, including the two gross JV wells (one net) and the two farm-out wells (0.1 net) that are expected to be completed during the second quarter of 2012, will increase our revenue and related expenses in the future just as our 2009 and 2010 wells increased this year’s revenue and expenses.

The following table sets forth the percentage relationship to total revenues of principal items contained in our consolidated statements of operations for the two most recent fiscal years ended December 31, 2011 and 2010. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Fiscal Year Ended December 31,
	2011	2010
Total revenues	100%	100%
Total costs and expenses	(113%)	(154%)
Gain on sale of assets	86%	406%

Income from operations	73%	352%
Other expenses	(11%)	(51%)
Income Taxes	(1%)	(7%)

Net income	61%	294%

Total revenues of $14,721,233 for the year ended December 31, 2011 increased $8,621,280 or 141% compared to $6,099,953 for the year ended December 31, 2010. The increase in revenue is due to an increase in production as a result of new drilling, as well as enhanced processing of the natural gas liquids in our production stream, which sell at a higher price per MMBTU than if they were left in the production stream. We focused our efforts during 2011 and 2010 on the implementation of our drilling program in Marshall County, West Virginia. We expect more production increases from the drilling program throughout 2012.

Production costs increased $1,834,136 or 83% for 2011 as compared to 2010, primarily due to an increase in transportation fees and natural gas liquid processing fees associated with the increased production in 2011.

Depreciation, depletion, amortization and accretion expense increased $2,479,148 or 80% for 2011 as compared to 2010, primarily due to the depletion associated with our Marcellus drilling and related increased well cost and production.

Impairment of oil and gas properties increased by $1,071,619 or 495% primarily due to the write down of producing properties in Doddridge County.

Selling, general and administrative expenses increased $1,778,860 or 46% for 2011 as compared to 2010, primarily due to increased legal and consulting fees associated with our debt restructuring and share based compensation.

Gain on sale of assets decreased by $12,163,133 in 2011 as compared to 2010. We sold certain acreage to Republic Ventures, LLC (“Republic”) for $24.8 million during the third quarter of 2010, and we sold additional acreage to Republic for $14.0 million in the first quarter of 2011. The 2010 sale included more acreage than the 2011 sale and included a sale of certain overriding royalty interests.

Our income from operations for 2011 was $10,769,966 compared to $21,475,582 for 2010. This change is primarily due to the larger sale of acreage in 2010 which was offset by higher production income from wells in 2011.

Interest expense decreased $1,552,950 or 48% for 2011 as compared to 2010, due to a lower principal balance in 2011, as well as a reduction in forbearance fees, which were included in interest expense in both periods.

We have accumulated approximately $6.2 million of net operating loss carryforwards as of December 31, 2011, which may be offset against future tax obligations through 2030. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards based on the anticipated funding event as described in recent events. In the event of certain changes in control, there would be an annual limitation on the amount of net operating loss carryforwards which can be used. We recorded $214,000 and $450,000 in income tax expense in 2011 and 2010, respectively. No tax benefit has been reported in the financial statements for the year ended December 31, 2011 because the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues, borrowed funds and the proceeds of acreage sales. At December 31, 2011, we had a working capital deficit of $18,362,177 compared to a working capital deficit of $19,699,824 at December 31, 2010. This decrease in deficit is primarily attributed to an increase in cash and a reduction of the current portion of notes payable, offset in part by an increase in accounts payable. The company intends to repay both the funded debt as well as payables that are outstanding upon the expected closing of the Chambers financing.

During 2011, net cash provided by operating activities was $16,531,927 compared to net cash used of $728,961 in 2010. This increase in cash flow from operating activities is primarily due to a significant increase in deferring cash payments and increasing liabilities such as accounts payable, adding interest to debt principle, as well as an increase in production income.

We expect our cash flow provided by operations for 2012 to increase because of higher projected production from the drilling program, combined with steady operating, general and administrative, interest and financing costs per Mcfe.

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

During 2011, net cash used for investing activities was $3,848,414 compared to net cash provided of $12,175,704 in 2010. The reason for the change was a decrease in cash proceeds from acreage sales and increased expenditures for oil and gas properties during 2011 compared to 2010. See notes 6 and 7 to the financial statements for additional information.

During 2011, net cash used by financing activities was $5,835,802 compared to $15,010,972 in 2010. The decrease in the cash used by financing activities was primarily the result of paying down debt to CIT by $5,000,000 in 2011 compared to $15,000,000 in 2010.

We anticipate meeting our working capital needs with revenues from our ongoing operations, and subsequent to the anticipated funding of the Chambers facility, with proceeds from that facility.

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

Recent Events

On February 22, 2012, we incorporated American Shale Development under the laws of the State of

Delaware as our direct wholly owned subsidiary. American Shale was established in order to accommodate certain provisions related to the terms of the proposed Credit Agreement from Chambers Energy Management, LP (“the Chambers facility”). The proposed credit facility is in the aggregate amount of $50 million, the proceeds of which are to be used to refinance existing debt and accounts payable as well as to allow for continued development of the Marcellus Properties. We expect to receive the proceeds of the Chambers facility prior to April 30, 2012.

On March 30, 2012 the Company and CIT entered into the Eighth Amendment to the Credit Agreement. The Eighth Amendment and other related agreements extend the maturity date of the Credit Agreement to April 30th, 2012. The Eighth Amendment also waves specific items of default.

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

New Accounting Standards

Accounting Standards Update No. 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”)

In July 2010, the FASB issued ASU 2010-20. ASU 2010-20 amends disclosure requirements with respect to the credit quality of financing receivables and the related allowance for credit losses. Entities will be required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures will be effective for financial statements issued for fiscal years ending on or after December 15, 2010. Since ASU 2010-20 only amended disclosure requirements, not current accounting practice, this ASU did not have any impact on the Company’s balance sheets, statements of income or statements of cash flows.

Trans Energy reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncement will have a material impact on the financial statements.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2011 and 2010 and for the fiscal years ended December 31, 2011 and 2010 have been audited to the extent indicated in their report by Maloney + Novotny, LLC, independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles. The aforementioned financial statements are included herein starting with page F-1.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Evaluation of Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Principle Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, has concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

We concluded that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of its operations and cash flows for the year ended December 31, 2011 in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

Under the supervision and with the participation of our management, including our Principle Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011, and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with our Board of Directors.

Changes in Internal Control over Financial Reporting

During the period ended, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

None.

PART III

Item 10 Directors, Executive Officers, and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 11 Executive Compensation

Information as to Item 11 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information as to Item 12 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions and Director Independence

Information as to Item 13 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 14 Principal Accounting Fees and Services

Information as to Item 14 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

PART IV

Item 15 Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Name

3.1(1)	Articles of Incorporation and all amendments pertaining thereto, for Apple Corp., an Idaho corporation

3.2(1)	Articles of Incorporation for Trans Energy, Inc., a Nevada corporation

3.3(1)	Articles of Merger for the States of Nevada and Idaho

3.4(1)	By-Laws

4.1(1)	Specimen Stock Certificate

10.1(1)	Marketing Agreement with Sancho Oil and Gas Corporation

21.1(6)	Subsidiaries of Registrant (Revised)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Independent Engineer Resource Report for the year ended December 31, 2011.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed and note filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

By:	/s/ JOHN G. CORP
John G. Corp,
President and Principal Executive Officer

Dated: April 14, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN G. CORP	President and Director	April 14, 2012
John G. Corp	(Principal Executive Officer)

/s/ JOHN S. TUMIS	Chief Financial Officer	April 14, 2012
John S. Tumis

/s/ LOREN E. BAGLEY	Vice President and Director	April 14, 2012
Loren E. Bagley

/s/ WILLIAM F. WOODBURN	Secretary, Treasurer,	April 14, 2012
William F. Woodburn	C.O.O. and Director

/s/ BENJAMIN H. THOMAS	Director	April 14, 2012
Benjamin H. Thomas

/s/ RICHARD L. STARKEY	Director	April 14, 2012
Richard L. Starkey

/s/ STEPHEN P. LUCADO	Director	April 14, 2012
Stephen P. Lucado

/s/ ROBERT L. RICHARDS	Director	April 14, 2012
Robert L. Richards

TRANS ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trans Energy, Inc.

St. Marys, West Virginia

We have audited the accompanying consolidated balance sheets of Trans Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations and has a working capital deficit of $18,362,177 at December 31, 2011, which together raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maloney + Novotny, LLC
Maloney + Novotny, LLC Cleveland, Ohio April 14, 2012

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS

Cash	$7,885,652	$1,037,941
Accounts receivable, trade	2,074,851	1,195,259
Accounts receivable, related parties	18,500	18,500
Advance royalties	114,099	99,381
Prepaid drilling expenses	73,098	825,646
Accounts receivable due from non-operators, net	1,754,020	82,964
Note receivable	—	27,295
Deferred financing costs, net	237,500	—
Derivative assets	—	187,590

Total Current Assets	12,157,720	3,474,576

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $762,132 and $612,047, respectively	1,081,378	1,148,500

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	48,335,664	36,579,636
Unproved properties	9,507,789	6,156,188
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(14,545,126)	(7,909,714)

Oil and gas properties, net	44,685,767	36,213,550

OTHER ASSETS

Other assets	300,952	50,952

Total Other Assets	300,952	50,952

TOTAL ASSETS	$58,225,817	$40,887,578

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	December 31,	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable, trade	$14,333,750	$4,116,510
Accounts and notes payable, related party	2,150	2,150
Accrued expenses	1,152,885	1,228,261
Revenue Payable	451,825	—
Income Tax Payable	270,708	450,000
Notes payable – current, net of unamortized discount of $0 and $145,677, respectively	14,308,579	17,377,479

Total Current Liabilities	30,519,897	23,174,400

LONG-TERM LIABILITIES

Notes payable	5,612	20,818
Asset retirement obligations	256,651	219,478

Total Long-Term Liabilities	262,263	240,296

Total Liabilities	30,782,160	23,414,696

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Preferred stock
10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock
500,000,000 shares authorized at $0.001 par value; 12,981,828 and 12,737,328 shares issued, and 12,979,828 and 12,735,328 shares outstanding, respectively	12,982	12,737
Additional paid-in capital	39,300,194	38,256,340
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(11,867,569)	(20,794,245)

Total Stockholders’ Equity	27,443,657	17,472,882

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,225,817	$40,887,578

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2011	2010
REVENUES	$14,721,233	$6,099,953

COSTS AND EXPENSES

Production costs	4,051,496	2,217,360
Depreciation, depletion, amortization and accretion	5,565,679	3,086,531
Impairment of oil and gas properties	1,288,049	216,430
Selling, general and administrative	5,673,939	3,895,079

Total Costs and Expenses	16,579,163	9,415,400

Gain on sale of assets	12,627,896	24,791,029

INCOME FROM OPERATIONS	10,769,966	21,475,582

OTHER INCOME (EXPENSES)

Interest income	1,043	14,452
Interest expense	(1,679,276)	(3,232,226)
Gain on derivative contracts	48,943	118,042

Total Other Income (Expenses)	(1,629,290)	(3,099,732)

NET INCOME BEFORE INCOME TAXES	9,140,676	18,375,850

INCOME TAX	214,000	450,000

NET INCOME	$8,926,676	$17,925,850

EARNINGS PER SHARE – BASIC	$0.70	$1.44

EARNINGS PER SHARE – DILUTED	$0.66	$1.40

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	12,807,964	12,426,252

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	13,552,221	12,837,551

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2011 and 2010

			Additional
	Common Stock		Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2009	11,628,027	$11,628	$36,734,675	$(1,950)	$(38,720,095)	$(1,975,742)

Stock issued for note conversion	890,551	891	577,967	—	—	578,858

Shares issued for services	218,750	218	499,636	—	—	499,854

Stock Option Compensation expense	—	—	444,062	—	—	444,062

Net income	—	—	—	—	17,925,850	17,925,850

Balance, December 31, 2010	12,737,328	12,737	38,256,340	(1,950)	(20,794,245)	17,472,882

Issuance of common stock	60,000	60	68,940	—	—	69,000

Shares issued for services	184,500	185	506,916	—	—	507,101

Stock Option Compensation expense	—	—	467,998	—	—	467,998

Net income	—	—	—	—	8,926,676	8,926,676

Balance, December 31, 2011	12,981,828	$12,982	$39,300,194	$(1,950)	$(11,867,569)	$27,443,657

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,926,676	$17,925,850
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion, amortization, and accretion	5,565,679	3,086,511
Impairment of oil and gas properties	1,288,049	216,430
Amortization of financing cost and debt discount	712,500	251,090
Share-based compensation	975,099	943,916
Gain on sale of assets and oil and gas properties	(12,627,896)	(24,791,029)
Unrealized loss on derivative contracts	187,590	207,076
Interest expense added to principal	1,245,698	539,835
Changes in operating assets and liabilities:
Accounts receivable, trade	(879,592)	174,770
Accounts receivable due from non-operator, net	(1,671,056)	604,551
Advance royalties and other assets	(14,718)	(3,854)
Prepaid drilling costs	752,548	(825,646)
Accounts payable and accrued expenses	11,798,817	491,519
Revenue payable	451,825	—
Income tax payable	(179,292)	450,000

Net cash provided (used) by operating activities	16,531,927	(728,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on note receivable	27,295	316,298
Proceeds from sale of assets	13,785,812	23,508,044
Expenditures for oil and gas properties	(17,531,269)	(11,435,045)
Expenditures for property and equipment	(130,252)	(213,593)

Net cash (used) provided by investing activities	(3,848,414)	12,175,704

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing Fees	(850,000)	—
Issuance common stock	69,000	—
Proceeds from notes payable	—	76,215
Payments on notes payable	(5,054,802)	(15,087,187)

Net cash used by financing activities	(5,835,802)	(15,010,972)

NET CHANGE IN CASH	6,847,711	(3,564,229)
CASH, BEGINNING OF YEAR	1,037,941	4,602,170

CASH, END OF YEAR	$7,885,652	$1,037,941

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$434,056	$2,517,839
Income Taxes	$212,272	$—

Non-cash investing and financing activities
Accrued expenditures for oil and gas properties	$1,235,881	$2,477,868

Conversion of related party debt to common stock	$—	$578,858

Increase in asset retirement obligation	$16,229	$4,637
Increase in note payable for oil and gas property purchase	$—	$1,780,404
Reclass from accrued expense to notes payable	$725,000	$—
Accrued expenditures for debt refinancing	$350,000	$—
Interest added to loan	$1,245,696	$539,835
Purchase of oil and gas properties with drilling credit	$—	$3,459,448

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

Principles of Consolidation

The consolidated financial statements include Trans Energy and its wholly-owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc, and Tyler Energy, Inc., and interest with joint venture partners, which are accounted for under the proportioned consolidation method. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion, amortization, and impairment of oil and gas properties and timing and costs associated with its asset retirement obligations. Reserve estimates are by their nature inherently imprecise.

Cash

Financial instruments that potentially subject the Company to a concentration of credit risk include cash. At times, amounts may exceed federally insured limits and may exceed reported balances due to outstanding checks. Management does not believe it is exposed to any significant credit risk on cash.

Receivables

Accounts receivable and notes receivable are carried at their expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, estimates of the recoverability of the amounts due could be overstated, which could have a negative impact on operations. No allowance for doubtful accounts is deemed necessary at December 31, 2011 and December 31, 2010 by management and no bad debt expense was incurred during the years ended December 31, 2011 and 2010.

Property and Equipment

Property and equipment are recorded at cost. Depreciation on vehicles, machinery and equipment is computed using the straight-line method over expected useful lives of three to ten years. Depreciation on buildings is computed using the straight-line method over an expected useful life of 39 years. Additions are capitalized and maintenance and repairs are charged to expense as incurred.

Oil and Gas Properties

Trans Energy uses the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells and asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on Trans Energy’s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Depreciation on pipelines and related equipment, including compressors, is computed using the straight-line method over the expected useful lives of fifteen to twenty-five years.

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

Long-Lived Assets

Generally accepted accounting principles require that long- lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The Company, at least annually, reviews its proved oil and gas properties for impairment by comparing the carrying value of its properties to the properties’ undiscounted estimated future net cash flows. Estimates of future oil and gas prices, operating costs, and production are utilized in determining undiscounted future net cash flows. The estimated future production of oil and gas reserves is based upon the Company’s independent reserve engineer’s estimate of proved reserves, which includes assumptions regarding field decline rates and future prices and costs. For properties where the carrying value exceeds undiscounted future net cash flows, the Company recognizes as impairment the difference between the carrying value and fair market value of the properties. The Company determines fair market value using the income approach based on the properties’ discounted estimated future net cash flows, which is considered to be a level 3 input. The Company wrote down oil and gas properties by $1,288,049 in 2011 due to a sharper decline than anticipated. In 2010, if wrote down oil and gas properties by $61,180 and unproved lease costs by $155,250.

Derivatives

Derivative financial instruments, utilized to manage or reduce commodity price risk related to Trans

Energy’s production, are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income or loss and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in other expense. Ineffective portions of changes in the fair value of cash flow hedges are also recognized in loss on derivative liabilities.

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

The following is a description of the changes to Trans Energy’s asset retirement obligations for the twelve months ended December 31:

	2011	2010
Asset retirement obligations at beginning of period	$219,478	$202,366
Liabilities incurred during the period	16,229	4,637
Accretion expense	20,944	17,076
Liabilities settled	—	(4,601)

Asset retirement obligations at end of period	$256,651	$219,478

At December 31, 2011 and 2010, the Company’s current portion of the asset retirement obligation was $0.

Income Taxes

At December 31, 2011, the Company had net operating loss carry forwards (NOLs) for future years of approximately $6.2 million. These NOLS will expire at various dates through 2030. The current tax provision of $214,000 and $450,000 for the years ended December 31, 2011 and 2010, respectively, is an estimate of the alternative minimum tax that will not be offset by the NOLs. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or AMT credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

The Company has no material unrecognized tax benefits. No tax penalties or interest expense were accrued as of December 31, 2011 or 2010 or paid during the periods then ended. Trans Energy files tax returns in the United States and states in which it has operations and is subject to taxation. Tax years subsequent to 2007 remain open to examination by U.S. federal and state tax jurisdictions, however prior year net operating losses remain open for examination.

Commitments and Contingencies

The Company operated exclusively in the United States, entirely in West Virginia, in the business of oil and gas acquisition, exploration, development, exploitation, and production. The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices, and the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. The Company’s ability to expand its reserve base and diversify its operations is also dependent upon the Company’s ability to obtain the necessary capital though operating cash flow, borrowings or equity offerings. Various federal, state, and local governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the results of operations of the Company. See Note 10 for gas purchase contract information.

Revenue and Cost Recognition

Trans Energy recognizes gas revenues upon delivery of the gas to the customers’ pipeline from Trans Energy’s pipelines when recorded as received by the customers’ meter. Trans Energy recognizes oil revenues when pumped and metered by the customer. Trans Energy recognized $14,293,883 and $5,681,679 in oil and gas revenues in 2011 and 2010, respectively. Trans Energy uses the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Trans Energy had no material imbalances as of December 31, 2011 and December 31, 2010. Costs associated with production are expensed in the period incurred.

Revenue payable represents cash received but not yet distributed to third parties.

Transportation revenue is recognized at the time it is earned and we have a contractual right to receive payment. We recognized $360,358 and $336,463 of transportation revenue in 2011 and 2010, respectively.

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

We recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. Compensation expense related to options granted was $467,998 and $444,062 for the years ended December 31, 2011 and 2010, respectively. Compensation expense related to stock awarded was $507,101 and $499,804 for the years ended December 31, 2011 and 2010, respectively.

Earnings per Share of Common Stock

Basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share assumes issuance of stock compensation awards, provided the effect is not anti-dilutive. Certain stock options were dilutive for 2011 and 2010. For the years ended December 31, 2011 and 2010, assumed exercise of stock options had the effect of adding 744,257 and 411,299 shares to the denominator.

Dilutive options that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported.

	For the Years Ended
	December 31,
	2011	2010
Numerator:
Net income (loss) applicable to common shareholders	$8,926,676	$17,925,850

Denominator:
Weighted average shares - basic	12,807,964	12,426,252

Weighted average shares - diluted	13,552,221	12,837,551

Total earnings per share - basic	$0.70	$1.44

Total earnings per share - diluted	$0.66	$1.40

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

Trans Energy believes that the fair value of its financial instruments comprising cash, certificate of deposit, accounts receivable, note receivable, accounts payable and notes payable approximate their carrying amounts. The interest rates payable by Trans Energy on its note payable approximate market rates. The fair value of Trans Energy’s level 2 financial assets consist of derivative assets, which are based on quoted commodity prices of the underlying commodity market approach. The following tables summarize fair value measurement information for Trans Energy financial assets.

As of December 31, 2011
Fair Value Measurements Using:
			Quoted	Significant
			Prices	Other	Significant
			In Active	Observable	Unobservable
	Carrying	Total	Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative Assets	$—	$—	$	$—	$

As of December 31, 2010
Fair Value Measurements Using:
			Quoted	Significant
			Prices	Other	Significant
			In Active	Observable	Unobservable
	Carrying	Total	Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Derivative Assets	$187,590	$187,590	$—	$187,590	$—

New Accounting Standards

Accounting Standards Update No. 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”)

In July 2010, the FASB issued ASU 2010-20. ASU 2010-20 amends disclosure requirements with respect to the credit quality of financing receivables and the related allowance for credit losses. Entities will be required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures will be effective for financial statements issued for fiscal years ending on or after December 15, 2010. Since ASU 2010-20 only amended disclosure requirements, not current accounting practice, this did not have any impact on the Company’s balance sheets, statements of income or statements of cash flows.

Trans Energy reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncement will have a material impact on the financial statements.

NOTE 2 - GOING CONCERN

Trans Energy’s consolidated financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through December 31, 2011 of $11,867,569 and has a working capital deficit at December 31, 2011 of $18,362,177, including its note payable.

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

NOTE 3 - NOTE RECEIVABLE

Trans Energy held a promissory note agreement with Warren Drilling Co., Inc, an Ohio Corporation. The purpose of the promissory note was to fund certain drilling equipment necessary to equip the rig for horizontal drilling. An initial advance in the amount of $302,280 was made on December 22, 2008, with a second advance in the amount of $311,440 made on February 4, 2009. The note bears interest in the amount of 6.5% per annum, payable in monthly installments of $27,443 for 24 months. As of December 31, 2011 and 2010, the outstanding balance was $-0- and $27,295, respectively. The note was secured by equipment of Warren Drilling Co., for which an executed security agreement was filed with the promissory note. Trans Energy has evaluated their relationship with Warren Drilling and has determined that Trans Energy does not have a controlling financial interest in Warren Drilling which would require consolidation.

NOTE 4 - ACCOUNTS RECEIVABLE DUE FROM NON-OPERATORS

Trans Energy is the drilling operator for wells drilled on behalf of other companies in which Trans Energy owns a working interest. Due to timing of drilling charges and collections from the other companies, Trans Energy could have a net receivable or liability from non operators. Trans Energy was owed by third parties for drilling cost to be reimbursed in the amt of 1,754,020 and 82,964 as of December 31, 2011 and 2010.

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2011 and 2010, property and equipment consisted of:

	2011	2010
Buildings	$175,000	$175,000
Vehicles	404,557	439,030
Machinery and equipment	593,741	586,160
Roadways	53,969	53,969
Furniture and fixtures	195,521	85,666
Leasehold improvements	37,771	37,771
Land	382,951	382,951
Accumulated depreciation	(762,132)	(612,047)

Total fixed assets	$1,081,378	$1,148,500

Total additions for property, plant and equipment for the years ended December 31, 2011 and 2010 were $130,252 and $213,593, respectively. Depreciation, depletion and amortization expenses for property and equipment were $197,374 and $191,514 for the years ended December 31, 2011 and 2010, respectively.

NOTE 6 - OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the year ended December 31, 2011 and 2010 were $16,265,545 and $19,161,765, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $5,347,361 and $2,877,941 for the years ended December 31, 2011 and 2010, respectively.

NOTE 7 - SALE OF OIL AND GAS ACREAGE

On March 31, 2011, the Company sold 2,950 net acres to Republic Energy Ventures, LLC (“Republic”) at $4,750 per net acre for total pretax proceeds of $13,767,281. Acreage sold to Republic was distributed across the Company’s undeveloped acreage. Proceeds from this transaction were used to repay $5 million to CIT in April, with the remainder being used to partially fund the drilling and completion expenses for certain wells.

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

In addition, Republic purchased all overriding royalty interests previously reserved by the Company in a prior assignment of leasehold working interests in Wetzel County, West Virginia under a Farm-Out and Area of Joint Development Agreement with Republic entered in April 2007. The purchase price paid by Republic was $9,000,000. As a result of this transaction, both the Company and Republic now have the same net revenue interest in the Wetzel County property.

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

The total purchase price for the above properties was $26,959,448. Republic paid to the Company $23,500,000 in cash and the balance of $3,459,448 was deemed a drilling credit. The Company applied $15,000,000 of the cash proceeds to reduce its credit facility with CIT Capital USA Inc. (See Note 9 for additional discussion) and retained approximately $5,000,000. Any receipt of Republic’s 20% holdback for the leases will be recognized as gain at that time.

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

NOTE 8 - PROVISION FOR TAXES

The Company’s income tax provision is as follows:

	2011	2010
Current:	$214,000	$450,000

Deferred:
Change in Depreciation, depletion and amortization	$(1,645,000)	$(816,000)

Change in other items	49,000	(390,000)
Reduction of NOL	2,478,000	11,054,000
Increase in AMT credit	(214,000)	(450,000)
Change in valuation allowance	(668,000)	(9,398,000)

Total	$214,000	$450,000

The income tax provisions of $214,000 for 2011 and $450,000 for 2010 represent a current tax that is for the alternative minimum tax (AMT) that will not be offset by the NOL, but will create a deferred tax credit carried forward indefinitely. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2011 and 2010 primarily due to the utilization of NOL carryforwards, expense related to stock and options issued for services, intangible drilling costs, availability of AMT credit carryforward, and the valuation allowance.

At December 31, 2011, Trans Energy had net operating loss carryforwards of approximately $6.2 million that may be offset against future taxable income from 2012 through 2030. No deferred tax benefit has been reported in the December 31, 2011 and 2010 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL carryover	$2,118,000	$4,596,000
AMT Credit	664,000	450,000
Unrealized loss on derivative contract	—	63,000
Other	113,000	99,000

Total deferred tax assets	2,895,000	5,208,000

Deferred tax liabilities:
Depreciation, depletion and amortization	(2,289,000)	(3,934,000)

Total deferred tax liabilities	(2,289,000)	(3,934,000)

Valuation allowance	(606,000)	(1,274,000)

Net deferred taxes	$—	$—

NOTE 9 - NOTES PAYABLE

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

The Company has been working with its financial advisor and investment banker in an effort to restructure the credit agreement since its maturity date. In July 2010, the Company repaid $15,000,000 from its proceeds of certain assets. Then the Company repurchased its net profits interest from CIT with the $1,780,404 purchase price added to the outstanding balance. Between June and December 2010, the Company was charged $725,000 in forbearance fees by CIT, to be paid in cash or five year warrants. Warrants for 142,715 shares were originally issued with a fair value of $310,444 related to $375,000 of fees. The warrants were cancelled and the entire balance of $725,000 was added to the principal balance of the new credit agreement signed in 2011. The $725,000 of forbearance fees are included in accounts payable at December 31, 2010. The specifics of these activities are as follows.

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

On June 18, 2010, the Company entered into an agreement with Oppenheimer & Co. Inc. whereby Oppenheimer will act as the Company’s financial advisor and investment banker to assist in a possible restructuring plan and/or refinancing of the CIT credit agreement. On June 25, 2010, CIT and the Company executed a second forbearance agreement that extended the forbearance until July 2, 2010 and postpones the initial forbearance fee for one week. Under the extended forbearance agreement, the Company is obligated to pay the initial forbearance fee and an additional forbearance fee of $50,000 on or before July 2, 2010. The extended forbearance agreement expressly reserves CIT’s right to exercise any and all rights and remedies available to it under the credit agreement. If the Company is unable to restructure the credit agreement or arrange for alternative financing, the agreement will be in default and the principal amount and accrued interest and fees would become immediately due.

On July 9, 2010, the Company and CIT entered into a forbearance letter agreement (the “July Forbearance Letter”) whereby CIT agreed to forebear from exercising its rights and remedies against the Company and its property until October 29, 2010. The July Forbearance Letter provides as follows: 1) The Company must submit to CIT an operating budget on a weekly basis and conduct bi-weekly status calls with CIT to review its operating budget and discuss any variances therefrom; 2) The Company must provide CIT with an updated monthly budget for calendar year 2010 on or before July 15, 2010 and an updated reserve report by July 31, 2010; 3) All outstanding forbearance fees, including outstanding delinquency charges payable pursuant to the forbearance letters of June 18, 2010 and June 25, 2010 and an additional delinquency charge of $100,000, are payable on the earlier of (i) July 31, 2010 or (ii) upon the closing of the sale of certain assets by the Company. At the election of CIT, the forbearance fees are payable in either cash or five-year warrants to purchase shares of the Company’s common stock; 4) The Company shall retain Oppenheimer & Co. Inc. as its restructuring advisor during the forbearance period; 5) If the Company sells assets, it shall be permitted to retain the first $5 million of cash proceeds and all additional amounts realized would be applied to the outstanding debt to CIT; 6) If any portion of the debt remains outstanding, the Company will be obligated to pay an additional forbearance fee of $150,000 on September 15, 2010 and $150,000 on October 29, 2010, payable in either cash or five-year warrants to purchase shares of the Company’s common stock; 7) The outstanding debt will continue to accrue interest until paid. The aggregate indebtedness, including accrued interest, fees and expenses, was $32,320,239.

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

On October 29, 2010, the Company and CIT entered into a forbearance letter agreement (the “October Forbearance Letter”), whereby CIT agreed to forebear from exercising its rights and remedies against the Company and its property until December 31, 2010. The October Forbearance Letter extends the terms and provisions of the earlier forbearance agreement between the parties entered into on July 9, 2010 (the “July Forbearance Letter”) that extended the forbearance period to October 29, 2010.

In addition, the October Forbearance Letter requires the Company to pay CIT a deferral fee of $50,000 on November 15, 2010, November 30, 2010, December 15, 2010 and December 31, 2010 if, on any such date, any of the principal of and interest on the Credit Agreement have not been repaid in full. In the event the Company enters into a firm commitment for financing with a third party to repay the debt under the Credit Agreement, each deferral fee not then due will be reduced to $25,000. Any deferral fee paid prior to receiving such firm commitment for financing will not be reduced retroactively. At the option of CIT, each deferral fee is payable in either cash or five-year warrants to purchase shares of the Company’s common stock. The Company did enter into a firm commitment for financing reducing the November and December forbearance fees to a total of $125,000. However, the financing was not executed.

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

After the payment of accrued interest and a principal payment of $5,000,000 on April 2, 2011 and the accrued interest of $1,245,697 for the period April 1, 2011 thru December 31, 2011 being added to the loan, the Company owed $14,290,936 as of December 31, 2011, with interest at 12%.

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

As of December 31, 2011 and December 31, 2010, the Company owed $23,255 and $78,058, respectively, for other loans, primarily for vehicles.

The Company issued a Convertible Promissory Note to Republic dated February 21, 2011 in the amount of $2,914,442. As of December 31, 2011, the balance of the note was $-0-.

On March 30, 2012 the Company and CIT entered into the Eighth Amendment to the Credit Agreement. The Eighth Amendment and other related agreements extend the maturity date of the Credit Agreement to April 30th, 2012. The Eighth Amendment also waives specific items of default.

On February 29, 2012, the Company’s subsidiary, American Shale Development, Inc., entered into a credit agreement, whereby, subject to the satisfaction of certain conditions to funding, certain lenders have committed to provide up to $50 million in funding to be used to refinance certain outstanding indebtedness of Trans Energy as well as to fund drilling and completion costs. See Note 17 Subsequent Events for additional detail.

NOTE 10 - DERIVATIVE AND HEDGING FINANCIAL INSTRUMENTS

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

Trans Energy entered into these derivative commodity contracts to provide a measure of stability in the cash flows associated with Trans Energy’s oil and gas production and to manage exposure to commodity price fluctuations. Trans Energy does not designate its derivative financial instruments as hedging instruments for financial accounting purposes, and as a result, recognizes the change in the respective instruments’ fair value in earnings. Trans Energy recorded an unrealized loss of $187,590 and $207,076 for the years ended December 31, 2011 and 2010, respectively. Trans Energy received proceeds of $236,533 and $325,118 relating to settlements of its derivative instruments for the years ended December 31, 2011 and 2010, respectively.

These natural gas and oil derivative contracts were completed as of December 31, 2011.

Gas Purchase Agreements

Trans Energy has various agreements with Dominion Field Services, Inc. for fixed prices for gas transported through its pipeline. The monthly volume ranges from 10,000 to 20,000 decatherm (“Dth”) per month, and fixed prices vary from $6.11 to $10.81/Dth through April 2012. A decatherm is equal to one MMBTU.

NOTE 11 - STOCKHOLDERS’ EQUITY

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

On May 14, 2009, Trans Energy granted 50,000 shares of common stock and 50,000 common stock options to one key employee under the long term incentive bonus program. The 50,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment. These shares were valued at $57,500 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over one year. During the year ended December 31, 2010, Trans Energy recorded $14,375 of share-based compensation related to these shares. As of March 31, 2010, this award has been fully expensed. These options are being amortized to share-based compensation expense quarterly over the vesting period, for which $9,405 of share-based compensation expense was recorded during the year ended December 31, 2010. These options have been fully expensed in 2010.

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

In December 2010, Trans Energy granted 136,500 shares of common stock to nine employees under the long-term incentive bonus program. The 136,500 shares are not performance based and vest semi-annually over three years, subject to ongoing employment. These shares were valued at $409,500 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense semi-annually over three years. During 2011 and 2010, we recorded $100,500 and $68,250, respectively, of share-based compensation expense related to these shares.

In December 2010, Trans Energy granted 368,000 common stock options to nine employees and one outside board member. These options vest semi-annually over three years and have a five year term. These stock options were granted at an exercise price of $3.00 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense semi-annually over the vesting period. During 2011 and 2010, we recorded $228,494 and $126,635, respectively, of share-based compensation expense related to these options. 36,000 of the options were cancelled in June 2011. The following are the assumptions made in computing the option fair value:

Average risk-free interest rate	1.0%
Dividend yield	0%
Expected term	5 years
Average expected volatility	89.96%

In May 2011, Trans Energy granted 420,000 shares of stock to eight employees and three outside board members under the long-term incentive bonus program. The 420,000 shares are not performance based and vest semi-annually over a three year period, subject to ongoing employment. These shares were valued at $1,125,600 using fair market value of the common stock at the date of grant and will be amortized to compensation expense semi-annually over three years. During 2011, we recorded $375,200 of share-based compensation expense related to these shares.

In May 2011, Trans Energy granted 378,000 common stock options to eight employees and four outside board members. These options vest semi-annually over three years and have a five year term. These stock options were granted at an exercise price of $2.68 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense semi-annually over the vesting period. During 2011, we recorded $217,324 of share-based compensation expense related to these options. The following are the assumptions made in computing the option fair value:

Average risk-free interest rate	1.72%
Dividend yield	0%
Expected term	5 years
Average expected volatility	89.96%

In December, 2011, Trans Energy granted 12,000 shares of common stock and 36,000 common stock options to an employee with the same vesting and terms as the May 2011 issuances. These shares were valued at $5,360 using fair market value of common stock at the date of grant. The stock options were granted at an exercise price of $2.68 per common share and were valued using the stock holders valuation model and similar assumptions as the May 2011 options. During 2011, $5,360 and $10,349 were expensed for these common shares and stock options, respectively. Another employee purchased 10,000 shares of common stock at $2 per common share. The discount of $2,100 was rewarded as stock-based compensation.

Also in December 2011, Trans Energy granted 9,000 shares of stock to 1 employee, these shares were valued at $23,940 using the fair market value of the common stock at the date of grant, which was all included in 2011.

In August 2006, Trans Energy granted 800,000 common stock options to two employees with an expiration date of August 16, 2011. Trans Energy has extended those options to August 16, 2012. Trans Energy recorded $11,831 of additional share-based compensation during 2011 related to the one year extension. The following are the assumptions made in computing the option fair value:

Average risk-free interest rate	5.0%
Dividend yield	0%
Expected term	1 year
Average expected volatility	68.35%

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $975,099 and $943,916 for the twelve months ended December 31, 2011 and 2010, respectively.

A summary of the status of the options granted under various agreements at December 31, 2011 and 2010, and changes during the years then ended is presented below:

	December 31, 2011		December 31, 2010
	Weighted		Weighted
	Average Exercise		Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	2,318,000	1.23	2,378,324	$1.03
Granted	414,000	2.68	493,000	2.94
Exercised	(50,000)	0.98	—	—
Forfeited	(411,000)	1.06	—	—
Expired	(150,000)	0.65	(533,324)	1.95

Outstanding at end of year	2,121,000	1.59	2,318,000	$1.23

A summary of the status of the options granted under various agreements at December 31, 2011 is presented below:

		Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$3.00	332,000	3.77 years	$3.00	166,000	$3.00
$2.75	125,000	3.48 years	$2.75	125,000	$2.75
$0.98	250,000	2.27 years	$0.98	200,000	$0.98
$0.82	200,000	1.01 years	$0.82	200,000	$0.82

$0.65	800,000	0.62 years	$0.65	800,000	$0.65
$2.68	414,000	4.50 years	$2.68	132,000	$2.86

	2,121,000			1,673,000

NOTE 13 - BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales with Trans Energy, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the
	Year Ended	Oil and Gas	Pipeline
	December 31,	Sales	Transmission	Corporate	Total
Revenue	2011	$14,293,883	$360,358	$66,992	$14,721,233
	2010	$5,758,075	$336,463	$5,415	$6,099,953
Income (Loss) from operations	2011	16,025,801	351,020	(5,606,851)	10,769,966
	2010	25,635,280	(266,417)	(3,893,281)	21,475,582
Interest expense	2011	1,679,276	—	—	1,679,276
	2010	3,232,226	—	—	3,232,226
Depreciation, depletion, amortization and accretion	2011	5,556,434	9,244	—	5,565,679
	2010	3,075,762	10,769	—	3,086,531
Property and equipment acquisitions, including oil and gas properties	2011	16,395,797	—	—	16,395,797
	2010	19,366,358	—	—	19,366,358

Total assets, net of intercompany accounts:

December 31, 2011		57,994,415	231,202	—	58,225,817
December 31, 2010		$40,530,099	$357,479	—	$40,887,578

NOTE 14 - RELATED PARTY TRANSACTIONS

Natural gas delivered through Trans Energy’s pipeline network is sold either to Sancho Oil and Gas Corporation (“Sancho”), a company controlled by the Vice President of Trans Energy, at the industrial facilities near Sistersville, West Virginia, or to Dominion Gas, a local utility company, on an on-going basis at a variable price per month per Mcf. Under its contract with Sancho, Trans Energy has the right to sell natural gas subject to the terms and conditions of a 20-year contract, as amended, that Sancho entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby Trans Energy receives the full price which Sancho charges the end user less a $0.05 per Mcf marketing fee paid to Sancho. The amount paid to Sancho under this agreement was approximately $135 in 2011 and approximately $3,000 in 2010.

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

NOTE 15 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

Trans Energy, Inc. has nine customers for the year ended December 31, 2011 and eight customers for the year ended December 31, 2010 that represent 100% of its gross oil and gas sales.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Effective July 1, 2007, Trans Energy implemented an employee 401(k) plan whereby Trans Energy will make basic safe-harbor matching contributions to those employees electing to participate in the plan. Matching contributions totaled $60,701 for 2011 and $41,619 for 2010.

As described in Note 10, Trans Energy has gas delivery commitments to Dominion Field Services. We believe that we can meet the delivery commitments based on our estimated production. If, however, Trans Energy can not meet such commitments, it will purchase natural gas at market prices to meet such commitments which will result in a gain or loss for the difference between the delivery commitment price and the price that Trans Energy is able to purchase the gas for redelivery (resale) to its customers.

We may be engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

NOTE 17 - SUBSEQUENT EVENTS

On February 29, 2012, American Shale entered into the Credit Agreement by and among American Shale as the borrower, certain banks and other financial institutions or entities that from time-to-time will be parties thereto (“Lenders”), and Chambers Energy Management, LP as the administrative agent (“Agent”). Trans Energy and Prima will be “Guarantors” and, together with American Shale, will grant security interests over substantially all of the company’s assets in favor of the Agent for the benefit of the Lenders.

The principal amount of loans to be advanced under the Credit Agreement is $50 million, which loans will bear interest at a per annum rate equal to the greater of LIBOR or 1%, for a three month interest period, plus 10%. An additional 4% per annum for any quarter, may be charged if American Shale exceeds the maximum Consolidated Leverage Ratio, as defined in the Credit Agreement, for any fiscal quarter as provided in the Credit Agreement. This additional interest will be paid in kind. Upon the occurrence of any event of default as defined in the Credit Agreement, the loans will bear interest at an additional 2% per annum. Interest will be due and payable monthly in arrears, on the maturity date and on the date of any prepayment of principal.

The loans will be advanced as a single funding of $50 million less a 6% fee on the funding date of the Credit Agreement, once all conditions precedent have been satisfied. There will be no scheduled amortization of the principal amount of the loans and all principal will be due on February 28, 2015 (the “Maturity Date”), if not accelerated before that date. The principal amount of the loans may be prepaid, but not reborrowed. If the loans are prepaid on or prior to the second anniversary of the funding date, a makewhole amount will be charged equal to the sum of the remaining scheduled payments of interest with respect to the loans from the prepayment date through the second anniversary of the funding date.

Also on the funding date of the Credit Agreement, Trans Energy and Prima will execute a Guarantee and Security Agreement (the “Guarantee Agreement”). The Guarantee Agreement provides that Trans Energy and Prima will guarantee the indebtedness of American Shale under the terms of the Credit Agreement.

A portion of the loans will be funded on the funding date directly to an account controlled by American Shale to be applied to refinance certain debts of Trans Energy under its existing credit facility with CIT, and to pay expenses of Trans Energy and American Shale. The remaining proceeds of the loans will be funded on the funding date to an account of American Shale controlled by the Agent (the “Funding Account”). These funds are to be used to develop the Marcellus Properties.

As part of the Credit Agreement with Chambers, American Shale, for and in consideration of $2 million dollars, entered into a Warrant Agreement (“Warrant”) that allows for a period of five years, ending February 28, 2017, Chambers has the option to purchase up to 19.5% of the common shares of American Shale at an exercise price of $5,137,000. Such Warrant contains customary provisions that are common in such agreements.

The Warrant contains a provision that, under certain circumstances, Chambers may elect, but shall not be obligated, to cause American Shale to repurchase the Warrant for cash (the “Put Option”) prior to the maturity of the Credit Agreement. The Put Option will arise upon the earliest to occur of (i) a sale, farm-out, assignment or other disposition by Republic of all or substantially all of Republic’s working interest in the Joint Development Area, (ii) the third anniversary of the closing date of the Credit Agreement and (iii) an acceleration of the payment obligations under the Credit Agreement. The repurchase price will be an amount determined by terms stated in the Warrant, which could be for a sum exceeding the exercise price of the Warrant. Also, upon the occurrence of certain events affecting the contractual relationships among Trans Energy, American Shale, REO, and certain affiliates of the Trans Energy, Chambers would be able to exert voting control of American Shale until it receives adequate consideration for the Put Option

On March 30, 2012 the Company and CIT entered into the Eighth Amendment to the Credit Agreement.

The Eighth Amendment and other related agreements extend the maturity date of the Credit Agreement to April 30, 2012. The Eighth Amendment also waves specific items of default.

NOTE 18 - SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

Trans Energy retained Wright & Company, Inc., independent third-party reserve engineers, to perform an independent evaluation of proved reserves as of December 31, 2011 and 2010, respectively. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of Trans Energy’s reserves are located in the United States.

The following supplemental unaudited information regarding Trans Energy’s oil and gas activities is presented pursuant to the disclosure requirements of generally accepted accounting principles in the United States. In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserves reporting requirements. In addition, in January 2010 the FASB issued an accounting standard update to provide consistency with the SEC rules. See Note 1. Summary of Significant Accounting Policies – Recently issued Accounting Pronouncements. We adopted the rules effective December 31, 2009 and the rule changes, including those related to pricing and technology, which are included in our reserves estimates.

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

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

Aggregate capitalized costs relating to Trans Energy’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion, and amortization are as follows:

	As of December 31,
	2011	2010
Proved oil and gas producing properties and related lease, wells and equipment	$49,723,104	$37,967,076
Unproved Oil and Gas Properties	9,507,789	6,156,188
Accumulated Depreciation, Depletion and Amortization	(14,545,126)	(7,909,714)

Net Capitalized Costs	$44,685,767	$36,213,550

All of Trans Energy’s operations are in the United States.

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with Trans Energy’s crude oil and natural gas acquisition, exploration and development activities for each of the periods shown below:

	For the Year Ended December 31,
	2011	2010
Acquisition of Properties
Proved	$—	$—
Unproved	5,023,409	5,265,912
Exploration Costs	—	—
Development Costs	11,242,136	13,895,853

Total Costs Incurred	$16,265,545	$19,161,765

Results of Operations for Oil and Gas Producing Activities

Aggregate results of operations, in connection with Trans Energy’s crude oil and natural gas producing activities, for each of the periods shown below:

	For the Year Ended December 31,
	2011	2010
Sales	$14,293,883	$5,681,679
Production Costs (a)	(5,339,544)	(1,841,788)
Depreciation, Depletion and Amortization	(5,556,434)	(3,075,762)
Income Tax Expense	(214,000)	(450,000)

Total Results of Operations for Producing Activities (b)	$3,183,904	$324,129

(a)	Production costs consist of oil and gas operations expense, production and ad valorem taxes, plus general and administrative expense supporting Trans Energy’s oil and gas operations.
(b)	Excludes the activities of pipeline transmission operations, corporate overhead and interest costs, gain on sale of oil and gas assets and related income taxes

Estimated Quantities of Proved Oil and Gas Reserves

Trans Energy’s proved oil and natural gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors.

The following schedule sets forth the proved reserves of Trans Energy during each of the periods presented:

	As of December 31,
	2011			2010
	Oil	Gas	NGL	Oil	Gas
	(BBL)	(MCF)	(BBL)	(BBL)	(MCF)
Proved Reserves:
Beginning of the period	372,769	12,791,642		158,545	6,565,058
Revisions of previous estimates	(198,659)	4,559,552		—	(1,937,955)
Extensions and discoveries	5,672	2,713,069	595,505	230,802	9,159,640
Improved recovery				—	—
Production	(15,876)	(3,369,131)	(36,116)	(16,578)	(995,101)
Purchases of minerals in place				—	—
Sales of minerals in place				—	—

End of period	163,906	16,695,132	559,388	372,769	12,791,642

Proved Developed Reserves, End of Year	163,906	16,695,133	559,389	372,769	12,791,642

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on Trans Energy’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2011 and 2010 in accordance with GAAP which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of Trans Energy’s proved oil and gas reserves.

	As of December 31,
	2011	2010
Future Cash Inflows	$124,209,995	$90,438,260
Future Production Costs (a)	(35,128,834)	(28,149,581)
Future Development Costs	—	(5,550,000)
Future Income Tax Expense	(17,816,232)	(11,347,736)
Future Net Cash Flows	$71,264,929	$45,390,943
Discounted for Estimated Timing of Cash Flows	$38,262,929	$(23,800,943)

Standardized Measure of Discounted Future Net Cash Flows	$33,002,000	$21,590,000

(a)	Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and general and administrative expense supporting Trans Energy’s oil and gas operations and are based

Effective for the year end 2009, SEC reporting rules require that year-end reserve calculations and future cash inflows be based on the weighted average of the first day of the month price for the previous twelve month period. The prices for 2011 used in the above table were $4.65 per MMBTU, $89.23 per BBL for oil and 48.65 per BBL for natural gas liquids. The prices used for 2010 were $5.29 per MMBTU and $70.60 per BBL.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil and Gas Reserves

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to Trans Energy’s proved crude oil and natural gas reserves at year end are set forth in the table below:

	For the Year Ended December 31,
	2011	2010
Standardized Measure, Beginning of Year	$21,590,000	$12,775,526
Oil gas and NGL sales, net of production costs	(10,979,176)	(3,839,891)
Changes in prices and future production	145,458	1,344,478
Extensions, discoveries and improved recovery, net of costs	5,920,873	16,744,699
Purchases and Sales of Minerals in place	—	—
Change in estimated future development costs	(5,550,000)	(4,500,000)
Previously estimated development costs incurred	5,550,000	1,050,000
Revisions of previous quantity estimates	14,742,791	4,880,308
Accretion of Discount	2,159,000	1,277,553
Net change in income taxes	(6,468,496)	(5,043,085)
Timing and Other	5,891,550	(3,049,588)

Standardized Measure, End of Year	$33,002,000	$21,590,000