Form 10-Q
period 2012-03-31
TRANS ENERGY INC
filed 2012-05-15
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2012
Common Stock, $0.001 par value	12,979,828

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$4,507,848	$7,885,652
Accounts receivable, trade	1,166,998	2,074,851
Accounts receivable, related parties	18,500	18,500
Advance Royalties	126,098	114,099
Prepaid Expenses	162,190	73,098
Accounts receivable due from non-operators, net	2,618,331	1,754,020
Deferred financing costs, net of amortization of $950,000 and $712,500	150,475	237,500

Total Current Assets	8,750,440	12,157,720
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $822,364 and $762,132, respectively	1,056,760	1,081,378
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	49,289,162	48,335,664
Unproved properties	9,807,377	9,507,789
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(15,490,420)	(14,545,126)

Oil and gas properties, net	44,993,559	44,685,767
OTHER ASSETS
Other assets	351,902	300,952

	351,902	300,952

TOTAL ASSETS	$55,152,661	$58,225,817

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	March 31, 2012	December 31, 2011
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$12,385,983	$14,333,750
Accounts and notes payable, related party	1,500	2,150
Accrued expenses	1,183,608	1,152,885
Revenue payable	—	451,825
Income tax payable	270,708	270,708
Notes payable — current	14,859,776	14,308,579

Total Current Liabilities	28,701,575	30,519,897
LONG-TERM LIABILITIES
Notes payable, net	3,542	5,612
Asset retirement obligations	262,122	256,651

Total Long-Term Liabilities	265,664	262,263

Total Liabilities	28,967,239	30,782,160

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value; 12,981,828 and 12,981,828 shares issued, respectively, and 12,979,828 and 12,979,828 shares outstanding, respectively	12,982	12,982
Additional paid-in capital	39,538,427	39,300,194
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(13,364,037)	(11,867,569)

Total Stockholders’ Equity	26,185,422	27,443,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,152,661	$58,225,817

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
REVENUES	$2,917,528	$1,630,099
COSTS AND EXPENSES
Production Costs	1,621,166	426,087
Depreciation, depletion, amortization and accretion	1,010,998	553,742
Selling, general and administrative	1,412,775	1,061,778

Total costs and expenses	4,044,939	2,041,607
Gain (loss) on sale of assets	61,855	12,624,365

(LOSS) INCOME FROM OPERATIONS	(1,065,556)	12,212,857
OTHER INCOME (EXPENSES)
Interest Income	7,193	247
Interest Expense	(438,744)	(407,194)
Gain on derivative contracts	639	(2,635)

Total other income (expenses)	(430,912)	(409,582)

NET (LOSS) INCOME BEFORE INCOME TAXES	(1,496,468)	11,803,275
INCOME TAXES	—	270,000

NET (LOSS) INCOME	$(1,496,468)	$11,533,275

NET (LOSS) INCOME PER SHARE — BASIC	$(0.12)	$0.91
NET (LOSS) INCOME PER SHARE — DILUTED	$(0.12)	$0.81
WEIGHTED AVERAGE SHARES — BASIC	12,979,828	12,737,328

WEIGHTED AVERAGE SHARES — DILUTED	12,979,828	14,266,803

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2012

(Unaudited)

	Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, Dec. 31, 2011	12,981,828	$12,982	$39,300,194	$(1,950)	$(11,867,569)	$27,443,657
Share-based compensation expense			238,233			238,233
Net Loss					(1,496,468)	(1,496,468)

Balance, March 31, 2012	12,981,828	$12,982	$39,538,427	$(1,950)	$(13,364,037)	$26,185,422

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,496,468)	$11,533,275
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation, depletion, amortization and accretion	1,010,998	553,742
Share-based compensation	238,233	97,442
(Gain) loss on sale of assets	(61,855)	(12,624,365)
Amortization of financing cost	237,500	—
Gain (loss) on derivative contracts	—	60,609
Interest expense added to principle	437,934	—
Changes in operating assets and liabilities:
Accounts receivable, trade	907,853	(138,348)
Accounts receivable due from non-operator, net	(864,311)	(1,656,134)
Prepaid expenses and other current assets	(101,091)	792,179
Accounts payable and accrued expenses	(1,797,752)	3,997,017
Revenue payable	(451,825)	—
Accounts payable related party	(650)	—

Net cash (used) provided by operating activities	(1,941,434)	2,615,417
CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred financing cost	(201,425)	—
Collections on note receivable	—	27,295
Proceeds from sale of assets	274,947	15,000
Expenditures for oil and gas properties	(1,466,178)	(3,372,117)
Expenditures for property and equipment	(35,614)	(1,439)

Net cash used by investing activities	(1,428,270)	(3,331,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(8,100)	(16,142)

Net cash used by financing activities	(8,100)	(16,142)

NET CHANGE IN CASH	(3,377,804)	(731,986)
CASH, BEGINNING OF PERIOD	7,885,652	1,037,941

CASH, END OF PERIOD	$4,507,848	$305,955

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$465	$407,194
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties		3,816,009
Reclass from accrued expenses to notes payable		725,000
Increase accounts receivable for sale of acreage	—	14,012,500
Increase in asset retirement obligation	5,471	3,788
Increase in accrued expense for sale of acreage		245,219

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc., (Trans Energy or the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Nature of Operations and Organization

Trans Energy is an independent energy company engaged in the acquisition, exploration, development, exploitation and production of oil and natural gas. Its operations are presently focused in the State of West Virginia.

Principles of Consolidation

The consolidated financial statements include Trans Energy and its wholly-owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc, and Tyler Energy, Inc. All significant inter-company balances and transactions have been eliminated in consolidation. During the quarter we added a new subsidiary called American Shale Development, Inc. See Note 6.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion, amortization and impairment of oil and gas properties, and timing and costs associated with its asset retirement obligations. Reserve estimates are by their nature inherently imprecise.

Cash

Financial instruments that potentially subject the Company to a concentration of credit risk include cash. At times, amounts may exceed federally insured limits and may exceed reported balances due to outstanding checks. Management does not believe it is exposed to any significant credit risk on cash.

Receivables

Accounts receivable and notes receivable are carried at their expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. No allowance for doubtful accounts is deemed necessary at March 31, 2012 and December 31, 2011 by management and no bad debt expense was incurred during the three months ended March 31, 2012 and 2011.

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

The following is a description of the changes to Trans Energy’s asset retirement obligations for the three months ended March 31:

	2012	2011
Asset retirement obligations at beginning of period	$256,651	$219,478
Liabilities incurred during the period	—	3,788
Accretion expense	5,471	9,258

Asset retirement obligations at end of period	$262,122	$232,524

At March 31, 2012, the Company’s current portion of the asset retirement obligation was $0.

Income Taxes

At March 31, 2012, the Company had net operating loss carry forwards (NOLS) for future years of approximately $7,600,000. These NOLS will expire at various dates through 2030. The current tax provision is -0- for the three months ended March 31, 2012 due to a net operating loss for the period. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or AMT credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

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

Revenue and Cost Recognition

Trans Energy recognizes gas revenues upon delivery of the gas to the customers’ pipeline from Trans Energy’s pipelines when recorded as received by the customer’s meter. Trans Energy recognizes oil revenues when pumped and metered by the customer. Trans Energy recognized $2,771,982 and $1,454,625 in oil and gas revenues for the three months ended March 31, 2012 and 2011, respectively. Trans Energy uses the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Trans Energy had no material imbalances as of March 31, 2012 and December 31, 2011. Costs associated with production are expensed in the period incurred.

Revenue payable represents cash received but not yet distributed to third parties.

Transportation revenue is recognized when earned and we have a contractual right to receive payment. We recognized $93,313 and $159,556 of transportation revenue for the three months ended March 31, 2012 and 2011, respectively.

NOTE 2 — GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through March 31, 2012 of $13,364,037. At March 31, 2012, Trans Energy had stockholders’ equity of $26,185,422 and a working capital deficit of $19,951,135.

Revenues during the three months ended March 31, 2012 were not sufficient to cover its operating costs and interest expense to allow it to continue as a going concern. The potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions would enable Trans Energy to continue as a going concern. On April 26, 2012, a wholly owned subsidiary of the company closed a new $50 million credit agreement. See Note 6 for details on the new credit agreement.

NOTE 3 — ACCOUNTS RECEIVABLE DUE FROM NON-OPERATORS

Trans Energy is the drilling operator for wells drilled on behalf of the Company and other third parties. As of March 31, 2012, $2,618,331 was owed to Trans Energy from non-operators. This amount represents $6,852,576 that was owed to Trans Energy for drilling costs to be reimbursed by third parties, net of drilling advances of $4,236,158. As of December 31, 2011, $1,754,020 was owed to Trans Energy for drilling costs to be reimbursed by third parties.

NOTE 4 — OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the three months ended March 31, 2012 and 2011 were $1,253,116 and $495,692, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $944,717 and $48,792 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 5 — SALE OF OIL AND GAS ACREAGE

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

NOTE 6 — NOTES PAYABLE

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

The Company has been working with its financial advisor and investment banker in an effort to restructure the credit agreement since its maturity date. In July 2010, the Company repaid $15,000,000 from the sale of certain assets. Then the Company repurchased its net profit interest from CIT with the $1,780,404 purchase price added to the outstanding balance. Amendment fees and interest totaling $539,835 were added to the principal in 2010, resulting in a balance of $17,320,239 due to CIT as of December 31, 2010. Between June and December 2010, the Company was charged $725,000 in forbearance fees by CIT, to be paid in cash or five year warrants. The $725,000 of forbearance fees were included in accrued expenses at December 31, 2010.

On March 31, 2011, the Company and CIT entered into the Sixth Amendment to the Credit Agreement. The Sixth Amendment and other related agreements extended the maturity date of the Credit Agreement to March 31, 2012. The Sixth Amendment confirms that the principal amount due under the Credit Agreement prior to the application of a portion of the proceeds from the acreage sale to Republic under the March 31, 2011 Purchase and Sale Agreement (the “PSA”) was $17,320,239 plus accrued interest of $139,748, plus forbearance fees of $725,000 to be added to the principal balance. Thus, the total amount owed under the Credit Agreement, as per the Sixth Amendment, was $18,184,978. After the payment of accrued interest and a principal payment of $5,000,000 on April 2, 2011, and the accrued interest of $1,245,697 for the period April 1, 2011 thru December 31, 2011 being added to the loan, the Company owed $14,290,936 as of December 31, 2011. After adding accrued interest, legal and administrative fees of $557,227 for the quarter, the Company owed $14,848,162 as of March 31, 2012, with interest at 12%.

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

On March 30, 2012, the Company and CIT entered into the Eighth Amendment to the Credit Agreement. The Eighth Amendment and other related agreements extend the maturity date of the Credit Agreement to April 30, 2012. The Eighth Amendment also waives specific items of default.

On April 26, 2012 (“Funding Date”), our newly created, wholly owned subsidiary, American Shale Development, Inc. (“American Shale”), closed a Credit Agreement transaction (hereafter the “ASD Credit Agreement”) that was entered into on February 29, 2012 by and among American Shale, several banks and other financial institutions or entities that from time-to-time will be parties to the ASD Credit Agreement (the “Lenders”), and Chambers Energy Management, LP as the administrative agent (“Agent”). Trans Energy is a guarantor of the ASD Credit Agreement as is Prima Oil Company, Inc. (“Prima”), another of our 100% wholly owned subsidiaries. The ASD Credit Agreement provides that Lenders will lend American Shale up to $50 million, which funds will be used to develop wells and properties that we have transferred to American Shale. Trans Energy received a portion of the funds from the ASD Credit Agreement to repay certain outstanding debts.

In order to accommodate the terms of the ASD Credit Agreement we have transferred certain assets and properties to American Shale. Trans Energy is not a direct party to the ASD Credit Agreement, but is a guarantor of loans to be made thereunder and has received a portion of the loan proceeds to repay certain outstanding debts. The assets and properties transferred are referred to herein as the “Marcellus Properties.” These consist of working interests in 13 producing Marcellus shale liquids-rich gas wells and approximately 22,000 net acres of Marcellus shale leasehold rights, located in Northwestern West Virginia in the counties of Wetzel, Marshall, Marion, Tyler, and Doddridge.

As of March 31, 2012 and December 31, 2011, the Company owed $15,155 and $23,256, respectively, for other loans, primarily for vehicles.

NOTE 7 — STOCKHOLDERS’ EQUITY

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

On May 14, 2009, Trans Energy granted 50,000 shares of common stock to one key employee under the long term incentive bonus program. The 50,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment. These shares were valued at $57,500 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over one year. During the year ended December 31, 2010, Trans Energy recorded $14,375 of share-based compensation related to these shares. As of March 31, 2010, this award has been fully expensed in 2010. In addition, Trans Energy also granted 50,000 common stock options to this employee under the long term incentive bonus program. The options are being amortized to share-based compensation expense quarterly over the vesting period, for which $9,405 of share-based compensation expense was recorded during the year ended December 31, 2010. These options have been fully expensed in 2010.

In December 2010, Trans Energy granted 136,500 shares of stock to nine employees under the long-term incentive bonus program. The 136,500 shares are not performance based and vest semi-annually over three years, subject to ongoing employment. These shares were valued at $409,500 using fair market value of the common stock at the date of grant and will be amortized to compensation expense semiannually over three years. During the first three months ended March 31, 2012 and 2011, we recorded $25,125 and $34,125, respectively, of share based compensation related to these shares.

In December 2010, Trans Energy granted 368,000 common stock options to nine employees and one outside board member. These options vest semi-annually over three years and have a five year term. These stock options were granted at an exercise price of $3.00 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense semi-annually over the vesting period. During the first three months ended March 31, 2012 and 2011, we recorded $57,123 and $63,317 of share based compensation related to these options.

In May 2011, Trans Energy granted 420,000 shares of stock to eight employees and three outside board members under the long-term incentive bonus program. The 420,000 shares are not performance based and vest semi-annually over a three year period, subject to ongoing employment. These shares were valued at $1,125,600 using fair market value of the common stock at the date of grant and will be amortized to compensation expense semi-annually over three years. During the first quarter of 2012, we recorded $93,800 of share-based compensation expense related to these shares.

In May 2011, Trans Energy also granted 378,000 common stock options to eight employees and four outside board members. These options vest semi-annually over five years and have a five year term. These stock options were granted at an exercise price of $2.68 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense semi-annually over the vesting period. During the first quarter of 2012, we recorded $54,331 of share-based compensation expense related to these options.

In December, 2011, Trans Energy granted 12,000 shares of common stock and 36,000 common stock options to an employee with the same vesting terms as the May 2011 issuances. These shares were valued at $5,360 using fair market value of common stock at the date of grant. The stock options were granted at an exercise price of $2.68 per common share and were valued using the Black Scholes valuation model and similar assumptions as the May 2011 options. During the first quarter of 2012, we recorded $2,680 and $5,174 of share based compensation for these common shares and stock options, respectively.

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $238,233 and $97,442 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 8 — EARNINGS PER SHARE

Basic income (loss) per share of common stock for the periods ended March 31, 2012 and 2011 is determined by dividing net income (loss) by the weighted average number of shares of common stock during the period.

The following table reconciles the weighted average shares outstanding used for basic and diluted earnings per share for the periods ending March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012	2011
Weighted average number of common shares outstanding used in the basic earnings per common share calculations	12,979,828	12,737,328
Dilutive effect of stock options	—	1,529,475

Weighted average number of common shares outstanding adjusted for effective of dilutive options and warrants	12,979,828	14,266,803

The stock options were anti-dilutive for the three months ended March 31, 2012.

The Company paid no cash distributions to its stockholders during the three months ended March 31, 2012 and 2011.

NOTE 9 — BUSINESS SEGMENTS

Trans Energy’s principal operations consist of exploration and production with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Three Months Ended March 31,	Exploration and Production	Pipeline Transmission	Corporate		Total
Revenue	2012 2011	$2,771,982 1,454,625	$93,313 159,556	$52,233 15,918		$2,917,528 1,630,099
Income (loss) from operations	2012 2011	5,967 13,101,678	51,519 157,040	(1,123,042 (1,045,861	) )	(1,065,556 12,212,857)
Interest expense	2012 2011	438,744 407,194	— —	— —		438,744 407,194
Depreciation, depletion, amortization and accretion	2012 2011	1,248,417 511,226	80 2,516	— —		1,248,498 553,742
Property and equipment acquisitions, including oil and gas properties	2012 2011	1,073,617 7,189,565	— —	— —		1,073,617 7,189,565

Total assets, net of intercompany accounts:
March 31, 2012		$55,112,976	$39,685	$—		$55,152,661
December 31, 2011		$57,994,415	$231,202	$—		$58,225,817

Property and equipment acquisitions include accrued amounts and reclassifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our 2011 Form 10-K. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.

We intend to focus our development and exploration efforts in our West Virginia properties and utilize our attractive opportunities to expand our reserve base through continuing to drill higher risk/higher reward exploratory and development drilling in the Marcellus Shale for 2012 and beyond with our new financing as discussed under item 1. Management intends to use a portion of the proceeds from the Chambers facility financing to fund this drilling program. We will evaluate our properties on a continuous basis in order to optimize our existing asset base. We plan to employ the latest drilling, completion, and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells. We believe that our extensive acreage position will allow us to grow through high risk drilling in the near term.

In summary, our strategy is to increase our oil and gas reserves and production while keeping our development costs and operating costs as low as possible. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. The success of this strategy is contingent on various risk factors, as discussed in our 2011 Form 10-K.

Results of Operations

Three months ended March 31, 2012 compared to March 31, 2011

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the three months ended March 31, 2012 and 2011. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three months ended March 31,
	2012	2011
Total revenues	100%	100%
Total costs and expenses	(139%)	(125%)
Gain on sale of assets	2%	774%

(Loss) income from operations	(37%)	749%
Other expenses	(14%)	(25%)
Income taxes	—	(16%)

Net (loss) income	(51%)	708%

Total revenues of $2,917,528 for the three months ended March 31, 2012 increased $1,287,429 or 79% compared to $1,630,099 for the three months ended March 31, 2011, primarily due to an increase in production as a result of new drilling as well as enhanced processing of the natural gas liquids in our production stream, which sell at a higher price per MMBTU than if they were left in the production stream. The increase in production of natural gas and natural gas liquids during the period was partially offset by the effect of lower natural gas prices compared to the prior year period. We expect more production increases from the drilling program throughout 2012.

Production costs increased $1,195,079 or 280% for the three months ended March 31, 2012 as compared to the same period for 2011, primarily due to an increase in transportation fees and natural gas liquid processing fees, associated with the increased production in 2012.

Depreciation, depletion, amortization and accretion expense increased $694,756 or 125% for the three months ended March 31, 2012 as compared to the same period for 2011, primarily due to the depletion associated with our Marcellus drilling and related increased well cost and production.

Selling, general and administrative expense increased $113,497 or 11% for the three months ended March 31, 2012 as compared to the same period for 2011, due to increased legal and consulting fees for debt restructuring and share based compensation.

Interest expense increased $31,550 or 8% for the three months ended March 31, 2012 as compared to the same period for 2011 due to the higher loan balance.

Net loss for the three months ended March 31, 2012 was $1,496,468 compared to a net income of $11,533,275 for the same period of 2011. This is primarily due to the sale of certain acreage assets that accrued in the first quarter of 2011.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues, from borrowed funds and the proceeds of acreage sales. At March 31, 2012, we had a working capital deficit of $20,101,610 compared to a deficit of $18,362,177 at December 31, 2011. This increase in working capital deficit is primarily due to the decrease in cash and an increase in liabilities. The Company intends to repay both the funded debt as well as payables that are outstanding upon the expected closing of the Chambers financing.

During the first three months of 2012, net cash used by operating activities was $1,941,434 compared to net cash provided of $2,615,417 for the same period of 2011. This decrease in cash flow from operating activities is primarily due to the fact that we decreased our accounts payable during the three months ended March 31, 2012, whereas we increased accounts payable during the first quarter of 2011.

We expect our cash flow provided by operations for 2012, compared to the comparable period in 2011, to improve because of higher projected production from the drilling program, in addition to steady general and administrative expenses. However, if our drilling results or realized commodity prices miss expectations, our cash flow provided by operations may also differ materially from our expectations.

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

During the first three months of 2012, net cash used by investing activities was $1,428,270 compared to net cash used of $3,331,261 in the same period of 2011. The change was due to a decrease in the current year expenditures for oil and gas properties.

During the first three months of 2011, net cash used by financing activities was $8,100 compared to cash used of $16,142 for 2011 due to lower outstanding long term debt balances.

We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Marshall County, West Virginia and our new credit agreement which was funded April 26, 2012.

Because of our continued losses, working capital deficit, and need for additional funding as of March 31, 2012, there exists substantial doubt about our ability to continue as a going concern. Historically, our revenues have not been sufficient to cover operating costs. We will need to rely on increased operating revenues from new development or proceeds from debt or equity financings to allow us to continue as a going concern.

Critical accounting policies

We consider accounting policies related to our estimates of proved reserves, accounting for derivatives, share-based payments, accounting for oil and natural gas properties, asset retirement obligations and accounting for income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Any of the above factors or a significant downturn in the oil and gas industry or with the economic conditions generally, could have a negative effect on our business and on the price of our common stock.

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

On March 6, 2012, James K. Abcouwer (“Abcouwer”), former Chief Executive Officer of the Company, filed an action in the Circuit Court of Kanawha County, West Virginia against the Company (James K. Abcouwer vs. Trans Energy, Inc). The action relates to the Stock Option Agreement (the “Agreement”) entered into between the Company and Abcouwer on February 7, 2008. By his complaint, Abcouwer alleges that the Company has breached the Agreement by not permitting Abcouwer to exercise options that are the subject of the Agreement. The Company believes that per the terms of the Agreement all options and other rights described in the Agreement terminated ninety (90) days after termination of Abcouwer’s employment with the Company. Mr. Abcouwer is requesting an amount for his loss of the value of the stock options that are subject to the Agreement. Said amount has not been determined.

We may be engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

On March 30, 2012, the Company and CIT entered into the Eighth Amendment to the Credit Agreement. The Eighth Amendment waived specific items of default, and eliminated the current ratio covenant. As a result, the company was not in default under the CIT Credit Agreement as of March 31, 2012.

Item 4. Mine Safety Disclosures

None.

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

TRANS ENERGY, INC.

Date: May 15, 2012	By	/s/ John G. Corp
JOHN G. CORP
Principal Executive Officer

Date: May 15, 2012	By	/s/ John S. Tumis
JOHN S. TUMIS
Chief Financial Officer