Form 10-Q
period 2012-06-30
TRANS ENERGY INC
filed 2012-08-14
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2012
Common Stock, $0.001 par value	13,156,578

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$12,766,348	$7,885,652
Accounts receivable, trade	1,652,454	2,074,851
Accounts receivable, related parties	18,500	18,500
Advance Royalties	171,452	114,099
Prepaid Expenses	187,334	73,098
Drilling advances, net	1,718.285	1,754,020
Deferred financing costs, net of amortization of $93,744 and $712,500	569,409	237,500

Total Current Assets	17,083,782	12,157,720
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $841,549 and $762,132, respectively	1,047,253	1,081,378
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	61,403,291	48,335,664
Unproved properties	10,916,188	9,507,789
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(16,164,717)	(14,545,126)

Oil and gas properties, net	57,542,202	44,685,767
OTHER ASSETS
Financing costs	$1,043,918	—
Other assets	300,952	300,952

	1,344,870	300,952

TOTAL ASSETS	$77,018,107	$58,225,817

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	June 30, 2012	December 31, 2011
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$1,483,197	$14,333,750
Accounts and notes payable, related party	1,500	2,150
Accrued expenses	1,378,558	1,152,885
Revenue payable	148,487	451,825
Income tax payable	270,708	270,708
Notes payable — current	22,707	14,308,579

Total Current Liabilities	3,305,157	30,519,897
LONG-TERM LIABILITIES
Notes payable, net	47,195,243	5,612
Asset retirement obligations	267,794	256,651

Total Long-Term Liabilities	47,463,037	262,263

Total Liabilities	50,768,194	30,782,160

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value; 13,158,578 and 12,981,828 shares issued, respectively, and 13,156,578 and 12,979,828 shares outstanding, respectively	13,159	12,982
Additional paid-in capital	42,316,502	39,300,194
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(16,077,798)	(11,867,569)

Total Stockholders’ Equity	26,249,913	27,443,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,018,107	$58,225,817

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES	$2,464,702	$3,894,316	$5,382,230	$5,524,415
COSTS AND EXPENSES
Production costs	1,108,251	840,321	2,729,417	1,266,408
Depreciation, depletion, amortization and accretion	742,050	1,850,178	1,753,048	2,403,920
Selling, general and administrative	1,909,215	1,581,112	3,321,990	2,642,890

Total costs and expenses	3,759,516	4,271,611	7,804,455	6,313,218
Gain (loss) on sale of assets	7,207	—	69,062	12,624,365

(LOSS) INCOME FROM OPERATIONS	(1,287,607)	(377,295)	(2,353,163)	11,835,562
OTHER INCOME (EXPENSES)
Interest income	5,987	221	13,180	468
Interest expense	(1,432,141)	(442,923)	(1,870,885)	(850,117)
Gain on derivative contracts	—	12,654	639	10,019

Total other income (expenses)	(1,426,154)	(430,048)	(1,857,066)	(839,630)

NET (LOSS) INCOME BEFORE INCOME TAXES	(2,713,761)	(807,343)	(4,210,229)	10,995,932
INCOME TAXES	—	(20,000)	—	250,000

NET (LOSS) INCOME	$(2,713,761)	$(787,343)	$(4,210,229)	$10,745,932

NET (LOSS) INCOME PER SHARE — BASIC	$(.21)	$(.06)	$(.32)	$.84
NET (LOSS) INCOME PER SHARE — DILUTED	$(.21)	$(.06)	$(.32)	$.80
WEIGHTED AVERAGE SHARES — BASIC	12,989,130	12,736,831	12,984,479	12,736,080
WEIGHTED AVERAGE SHARES — DILUTED	12,989,130	12,736,831	12,984,479	13,410,084

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2012

(Unaudited)

	Common Stock		Additional Paid in	Treasury	Accumulated
	Stock	Amount	Capital	Stock	Deficit	Total
Balance, Dec. 31, 2011	12,981,828	$12,982	$39,300,194	$(1,950)	$(11,867,569)	$27,443,657

Warrants issued - American Shale Development, Inc.			2,000,000			2,000,000

Stock option compensation expense			535,475			535,475

Stock issued for service	176,750	177	480,833			481,010
Net loss					(4,210,229)	(4,210,229)

Balance, June 30, 2012	13,158,578	$13,159	$42,316,502	$(1,950)	$(16,077,798)	$26,249,913

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,210,229)	$10,745,932
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation, depletion, amortization and accretion	1,753,048	2,403,920
Amortization of financing cost and debt discount	497,911	237,500
Share-based compensation	1,016,485	416,764
Gain on sale of assets	(69,062)	(12,624,365)
Interest and legal expense added to principal	557,226	—
Loss on derivative contracts	—	110,904
Changes in operating assets and liabilities
Accounts receivable, trade	422,397	(2,496,254)
Drilling advances	35,735	11,161
Prepaid expenses and other current assets	(171,589)	753,285
Other assets	(250,000)	—
Accounts payable and accrued expenses	(13,064,544)	5,091,823
Revenue payable	(303,338)	2,882,135
Accounts payable related party	(650)	—
Income tax payable	—	250,000

Net cash (used) provided by operating activities	(13,786,610)	7,782,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on note receivable	—	27,295
Proceeds from sale of assets	284,629	13,782,281
Expenditures for oil and gas properties	(14,249,455)	(12,009,262)
Expenditures for property and equipment	(90,663)	(27,322)

Net cash (used) provided used for investing activities	(14,055,489)	1,772,992

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of warrants - American Shale Development, Inc.	2,000,000	—
Issuances of common stock	—	49,000
Financing costs paid	(1,407,071)	—
Proceeds from notes payable	46,993,306	—
Payments on notes payable	(14,863,440)	(5,031,499)

Net cash provided (used) by financing activities	32,722,795	(4,982,499)

NET CHANGE IN CASH	4,880,696	4,573,298

CASH, BEGINNING OF PERIOD	7,885,652	1,037,941

CASH, END OF PERIOD	$12,766,348	$5,611,239

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$807,951	$430,117
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	439,664	273,113
Reclass from accrued expenses to notes payable	—	725,000
Increase in asset retirement obligation	—	5,683
Accrued expenditures for debt refinancing	—	920,000

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc., (Trans Energy or the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Nature of Operations and Organization

Trans Energy is an independent energy company engaged in the acquisition, exploration, development, exploitation and production of oil and natural gas. Its operations are presently focused in the State of West Virginia.

Principles of Consolidation

The consolidated financial statements include Trans Energy and its wholly-owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc, and Tyler Energy, Inc. All significant inter-company balances and transactions have been eliminated in consolidation. During the quarter, we contributed assets to a new subsidiary called American Shale Development, Inc. See Note 6.

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

Receivables

Accounts receivable and notes receivable are carried at their expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. No allowance for doubtful accounts is deemed necessary at June 30, 2012 and December 31, 2011 by management and no bad debt expense was incurred during the six months ended June 30, 2012 and 2011.

Financing Cost

In connection with obtaining new financing in April 2012, we incurred $1,707,071 in fees during the second quarter of 2012. These fees were recorded as financing costs and are being amortized over the life of the loan using the straight-line method. Amortization of financing cost for the six months ended June 30, 2012 and 2011 were $331,244 and $237,500, respectively. Fully amortized financing costs on prior debt have been written off.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and capitalized costs are depleted over the estimated useful life of the related asset.

The following is a description of the changes to Trans Energy’s asset retirement obligations for the six months ended June 30:

	2012	2011
Asset retirement obligations at beginning of period	$256,651	$219,478
Liabilities incurred during the period	—	5,683
Accretion expense	11,143	10,037

Asset retirement obligations at end of period	$267,794	$235,198

At June 30, 2012 and 2011, the Company’s current portion of the asset retirement obligation was $0.

Income Taxes

At June 30, 2012, the Company had net operating loss carry forwards (NOLS) for future years of approximately $9,860,000. These NOLS will expire at various dates through 2030. The current tax provision is -0- for the six months ended June 30, 2012 due to a net operating loss for the period. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or AMT credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

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

Revenue and Cost Recognition

Trans Energy recognizes gas revenues upon delivery of the gas to the customers’ pipeline from Trans Energy’s pipelines when recorded as received by the customer’s meter. Trans Energy recognizes oil revenues when pumped and metered by the customer. Trans Energy recognized $4,909,344 and $5,253,094 in oil and gas revenues for the six months ended June 30, 2012 and 2011, respectively. Trans Energy uses the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Trans Energy had no material imbalances as of June 30, 2012 and December 31, 2011. Costs associated with production are expensed in the period incurred.

Revenue payable represents cash received but not yet distributed to third parties.

Transportation revenue is recognized when earned and we have a contractual right to receive payment. We recognized $187,688 and $245,043 of transportation revenue for the six months ended June 30, 2012 and 2011, respectively.

NOTE 2 — GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through June 30, 2012 of $(16,077,798). At June 30, 2012, Trans Energy had stockholders’ equity of $26,249,913.

Revenues during the six months ended June 30, 2012 were not sufficient to cover its operating costs and interest expense to allow it to continue as a going concern. The potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions would enable Trans Energy to continue as a going concern. On April 26, 2012, a wholly owned subsidiary of the company closed a new $50 million credit agreement. The proceeds of the loan must be used for drilling and leasehold acquisitions. See Note 6 for details on the new credit agreement.

During 2012, we have drilled 7 gross wells and 2.84 net wells. As of June 30, 2012, 1.44 net wells have been completed and fractured. We expect the 2.84 net wells to be put online during the fourth quarter of 2012, which will improve cash flow.

NOTE 3 — DRILLING ADVANCES

Trans Energy has advanced $7,581,461 for drilling costs which is offset by $5,863,176 owed by Trans Energy to third parties.

NOTE 4 — OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the six months ended June 30, 2012 and 2011 were $14,249,455 and $12,288,058, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $1,630,574 and $2,298,898 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 5 — SALE OF OIL AND GAS ACREAGE

On March 31, 2011, the Company sold 2,950 net acres to Republic Energy Ventures, LLC (“Republic”) at $4,750 per net acre for total pretax proceeds of $13,767,281. Acreage sold to Republic was distributed across the Company’s undeveloped acreage. Proceeds from this transaction were used to repay $5 million to CIT in April 2011, with the remainder being used to partially fund the drilling and completion expenses for certain wells.

NOTE 6 — NOTES PAYABLE

On June 22, 2007, Trans Energy finalized a financing agreement with CIT Capital USA Inc. (“CIT”) for $30,000,000.

Interest payment due dates are elected at the time of borrowing and range from monthly to six months. Principle payments were due at maturity on June 15, 2010 for all borrowing outstanding on that date.

The Company worked with its financial advisor and investment banker in an effort to restructure the credit agreement since its maturity date. In July 2010, the Company repaid $15,000,000 from the sale of certain assets. Then the Company repurchased its net profit interest from CIT with the $1,780,404 purchase price added to the outstanding balance. Amendment fees and interest totaling $539,835 were added to the principal in 2010, resulting in a balance of $17,320,239 due to CIT as of December 31, 2010. Between June and December 2010, the Company was charged $725,000 in forbearance fees by CIT, to be paid in cash or five year warrants. The $725,000 of forbearance fees were included in accrued expenses at December 31, 2010.

On March 31, 2011, the Company and CIT entered into the Sixth Amendment to the Credit Agreement. The Sixth Amendment and other related agreements extended the maturity date of the Credit Agreement to March 31, 2012. The Sixth Amendment confirmed that the principal amount due under the Credit Agreement prior to the application of a portion of the proceeds from the acreage sale to Republic under the March 31, 2011 Purchase and Sale Agreement (the “PSA”) was $17,320,239 plus accrued interest of $139,748, plus forbearance fees of $725,000 to be added to the principal balance. Thus, the total amount owed under the Credit Agreement, as per the Sixth Amendment, was $18,184,978. After the payment of accrued interest and a principal payment of $5,000,000 on April 2, 2011, and the accrued interest of $1,245,697 for the period April 1, 2011 thru December 31, 2011 being added to the loan, the Company owed $14,290,936 as of December 31, 2011. During the first quarter of 2012, the Company added $557,226 of interest, legal and administrative expense to the loan balance. On April 2, the Company paid $125,000 on the principal amount outstanding and the remainder of the principal was paid with proceeds received from the American Shale Development, Inc. Credit Agreement.

As part of the Sixth Amendment, the Company also granted to CIT a 1.5% overriding royalty interest in each of the Stout #2H, Groves #1H and Lucey #1H wells, as well as a 1.5% overriding royalty interest in the next six horizontal wells drilled in the Marcellus Shale, which have commercial production for a period of at least 30 consecutive days and in which the Company, or any of its subsidiaries, has an interest. Each 1.5% overriding royalty interest is to be proportionately reduced to the extent the Company or its subsidiary owns less than the full working interest in the leases, or to the extent such oil and gas leases cover less than the full mineral interest. CIT still retains ownership of the 1.5% overriding royalty interest after the payoff.

On March 30, 2012, the Company and CIT entered into the Eighth Amendment to the Credit Agreement. The Eighth Amendment and other related agreements extended the maturity date of the Credit Agreement to April 30, 2012. The Eighth Amendment also waived specific items of default.

On April 26, 2012 (“Funding Date”), our newly created, wholly owned subsidiary, American Shale Development, Inc. (“American Shale or ASD”), closed a Credit Agreement transaction (hereafter the “ASD Credit Agreement”) that was entered into on February 29, 2012 by and among American Shale, several banks and other financial institutions or entities that from time-to-time will be parties to the ASD Credit Agreement (the “Lenders”), and Chambers Energy Management, LP as the administrative agent (“Agent”). Trans Energy is a guarantor of the ASD Credit Agreement as is Prima Oil Company, Inc. (“Prima”), another of our 100% wholly owned subsidiaries. The ASD Credit Agreement provides that Lenders will lend American Shale up to $50 million, which funds will be used to develop wells and properties that we have transferred to American Shale. Trans Energy received a portion of the funds from the ASD Credit Agreement to repay CIT and certain outstanding debts.

In order to accommodate the terms of the ASD Credit Agreement we have transferred certain assets and properties to American Shale. Trans Energy is not a direct party to the ASD Credit Agreement, but is a guarantor of loans to be made thereunder and has received a portion of the loan proceeds to repay certain outstanding debts. The assets and properties transferred are referred to herein as the “Marcellus Properties.” These consist of working interests in 13 gross, 7.60 net, producing Marcellus shale liquids-rich gas wells and approximately 22,000 net acres of Marcellus shale leasehold rights, located in Northwestern West Virginia in the counties of Wetzel, Marshall, Marion, Tyler, and Doddridge.

The ASD Credit Agreement is for a notional amount of $50 million, which was received at closing net of a $3 million Original Issue Discount (OID) and a $50,000 administrative fee. These $3,000,000 of costs are netted against Notes Payable. $166,167 of the OID was amortized as interest expense for the six months ended June 30, 2012. The administrative fee is due annually. Interest is due monthly at 10% plus the greater of 1% or the 3 month LIBOR rate (11% at June 30, 2012). Principle is due at maturity, February 28, 2015.

The ASD Credit Agreement is collateralized by American Shale’s natural gas and oil reserves and is guaranteed by Trans Energy. The ASD credit agreement includes reporting, financial and other restricted covenants. ASD was in compliance with the covenants at June 30, 2012. The Company has to pay the interest through April 26, 2014 on any principal prepayments prior to April 26, 2014, at the time of the prepayment.

The ASD Credit Agreement also required American Shale to sell the Lenders for a total of $2 million a warrant for 19,500 shares representing 19.5% of ASD’s stock, at $263.44 per share. The warrant expires on February 28, 2015. The warrant includes a put option whereby the Lenders could require ASD to repurchase the warrant as of February 28, 2015, or earlier if certain events occur. Under the put option, ASD would pay the excess of the fair market value per share of the stock over $263.44 times the number of shares exercisable less any distributions or similar payments defined by the agreement. Under certain circumstance ASD has the option to transfer working interests in all of its wells equal to the value of the excess value instead of paying in cash.

As of June 30, 2012 and December 31, 2011, the Company owed $51,283 and $23,256, respectively, for other loans, primarily for vehicles.

NOTE 7 — STOCKHOLDERS’ EQUITY

On April 8, 2009, Trans Energy granted 375,000 common stock options to four key employees under the long term incentive bonus program. These options are being amortized to share-based compensation expense quarterly over the vesting period, for which $70,534 of the share-based compensation expense was recorded during the six month period ended June 30, 2010. As of June 30, 2010, these options have been fully expensed. 50,000 of these options were exercised in June 2011.

On May 14, 2009, Trans Energy granted 50,000 shares of common stock to one key employee under the long term incentive bonus program. The 50,000 shares are not performance based and vest quarterly over one year, subject to ongoing employment. These shares were valued at $57,500 using the fair market value of the common stock at the date of grant and will be amortized to compensation expense quarterly over one year. During the year ended December 31, 2010, Trans Energy recorded $14,375 of share-based compensation related to these shares. As of June 30, 2010, this award has been fully expensed in 2010. In addition, Trans Energy also granted 50,000 common stock options to this employee under the long term incentive bonus program. The options are being amortized to share-based compensation expense over the vesting period, for which $9,405 of share-based compensation expense was recorded during the year ended December 31, 2010. These options have been fully expensed in 2010.

In December 2010, Trans Energy granted 136,500 shares of stock to nine employees under the long-term incentive bonus program. The 136,500 shares are not performance based and vest semi-annually over six years, subject to ongoing employment. These shares were valued at $409,500 using fair market value of the common stock at the date of grant and will be amortized to compensation expense over six years. During the six months ended June 30, 2012 and 2011, we recorded $50,250 and $50,250, respectively, of share based compensation related to these shares. During the three months ended June 30, 2012 and 2011, we recorded $25,125 and $16,125, respectively of share based compensation related to these shares.

In December 2010, Trans Energy granted 332,000 common stock options to nine employees and one outside board member. These options vest semi-annually over six years and have a five year term. These stock options were granted at an exercise price of $3.00 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense over the vesting period. During the six months ended June 30, 2012 and 2011, we recorded $114,246 and $101,886 of share based compensation related to these options, and for the three months ended June 30, 2012 and 2011, we recorded $57,125 and $38,569 related to these options. 36,000 of the options were cancelled in June 2011.

In May 2011, Trans Energy granted 420,000 shares of stock to eight employees and six outside board members under the long-term incentive bonus program. The 420,000 shares are not performance based and vest semi-annually over a six year period, subject to ongoing employment. These shares were valued at $1,125,600 using fair market value of the common stock at the date of grant and will be amortized to compensation expense over six years. During the six months ended June 30, 2012 and 2011, we recorded $187,600 of share-based compensation expense related to these shares, and for the three months ended June 30, 2012 and 2011, we expensed $93,800 and $187,600, respectively.

In May 2011, Trans Energy also granted 378,000 common stock options to eight employees and four outside board members. These options vest semi-annually over five years and have a five year term. These stock options were granted at an exercise price of $2.68 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense over the vesting period. During the six months ended June 30, 2012 and 2011, we recorded $108,662 and $65,197, respectively, of share-based compensation expense related to these options. During the three months ended June 30, 2012 and 2011, we recorded $54,331 and $65,197, respectively, of share-based compensation expense related to these options.

In December, 2011, Trans Energy granted 12,000 shares of common stock and 36,000 common stock options to an employee with the same vesting terms as the May 2011 issuances. These shares were valued at $5,360 using fair market value of common stock at the date of grant. The stock options were granted at an exercise price of $2.68 per common share and were valued using the Black Scholes valuation model and similar assumptions as the May 2011 options. During the six months ended June 30, 2012, we recorded $5,360 and $10,349 of share based compensation for these common shares and stock options, respectively. During the three months ended June 30, 2012 and 2011, we recorded $2,680 and $5,175 of share-based compensation for these common shares and stock options, respectively.

Effective April 26, 2012, Trans Energy granted 804,000 common stock options to nine employees and four board members. These options vest semi-annually over five years and have a five year term. The stock options were granted at an exercise price of $2.30 per common share which was equal to the fair market value of the common stock at the date of the grant and were valued using the Black Scholes valuation model. The model uses key estimates such as estimated useful lives of the options and the estimated volatility of our stock price. The options are being amortized to share-based compensation expense over the vesting period. During the second quarter of 2012, we recorded $117,480 of share-based compensation expense related to these options.

The following are assumptions made in computing the option fair value:

Average risk-free interest rate	1.72%
Dividend yield	0%
Expected term	5 years
Average expected volatility	77.09%

In March 2012, Trans Energy granted 60,000 shares of stock to six employees under the long-term incentive bonus, which became effective April 26, 2012. The 60,000 shares are not performance based and vest semi-annually over a six year period, subject to ongoing employment. These shares were valued at $138,000 using fair market value of the common stock at the date of grant and will be amortized to compensation expense over six years. During the second quarter of 2012, we recorded $23,000 of share-based compensation expense related to these shares.

In August 2006, Trans Energy granted 800,000 common stock options to two employees with an expiration date of August 16, 2011. Trans Energy extended those options in June 2011 to August 16, 2012. Trans Energy recorded $11,831 of additional stock-based compensation related to the one year extension.

Due to severance agreements, effective in June 2012, certain employees became vested 100% on their stock options and stock awards, we recorded an additional $399,536 of share-based compensation expense for accelerating the vesting of these stock options and stock awards. (See Note 9.)

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $1,016,485 and $416,764 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 8 — EARNINGS PER SHARE

Basic income (loss) per share of common stock for the periods ended June 30, 2012 and 2011 is determined by dividing net income (loss) by the weighted average number of shares of common stock during the period.

The following table reconciles the weighted average shares outstanding used for basic and diluted earnings per share for the periods ending June 30, 2012 and 2011.

	For the Six Months Ended June 30,
	2012	2011
Weighted average number of common shares outstanding used in the basic earnings per common share calculations	12,984,479	12,736,080
Dilutive effect of stock options	—	674,004

Weighted average number of common shares outstanding adjusted for effective of dilutive options	12,984,479	13,410,084

The stock options were anti-dilutive for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2012.

The Company paid no cash distributions to its stockholders during the six months ended June 30, 2012 and 2011.

NOTE 9 — RELATED PARTY TRANSACTIONS

Employment separation agreements were executed between the Company and Messrs. Loren Bagley, Mark Woodburn and William Woodburn on June 26, 2012. Messrs. Loren Bagley, Mark Woodburn and William Woodburn are collectively referred to as the parties. Messrs, Loren Bagley and William Woodburn remain on the Company’s Board of Directors. Mr. Mark Woodburn is a beneficial owner of the Company.

In consideration of the execution of the severance agreement, the parties received cash compensation of $50,000 each net of taxes. The Company also agreed to immediately vest all unvested stock options and waive the 90 day termination language in current stock option agreements. $184,736 of share-based compensation was recorded during the 2nd quarter of 2012 for accelerating the vesting of these stock options. The Company also agreed to immediately vest and issue all unvested stock awards which increased share-based compensation expense by an additional $214,800.

NOTE 10 — BUSINESS SEGMENTS

Trans Energy’s principal operations consist of exploration and production with Trans Energy, American Shale Development, and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Three Months Ended June 30,	Exploration and Production	Pipeline Transmission	Corporate		Total
Revenue	2012 2011	$2,137,362 3,798,469	$94,375 85,487	$232,965 10,360		$2,464,702 3,894,316
Income (loss) from operations	2012 2011	110 1,110,484	55,354 82,916	(1,343,071 (1,570,695	) )	(1,287,607 (377,295	) )
Interest expense	2012 2011	1,432,141 442,923	— —	— —		1,432,141 442,923
Depreciation, depletion, amortization and accretion	2012 2011	741,969 1,847,662	81 2,516	— —		742,050 1,850,178
Property and equipment acquisitions, including oil and gas properties	2012 2011	13,266,501 5,125,815	— —	— —		13,266,501 5,125,815

	For the Six Months Ended June 30,	Exploration and Production	Pipeline Transmission	Corporate		Total
Revenue	2012 2011	$4,909,344 5,253,094	$187,688 245,043	$285,198 26,278		$5,382,230 5,524,415
Income (loss) from operations	2012 2011	243,577 14,212,162	106,873 239,956	(2,703,613 (2,616,556	) )	(2,353,163 11,835,562)
Interest expense	2012 2011	1,870,855 850,117	— —	— —		1,870,855 850,117
Depreciation, depletion, amortization and accretion	2012 2011	1,752,887 2,398,888	161 5,032	— —		1,753,048 2,403,920
Property and equipment acquisitions, including oil and gas properties	2012 2011	14,340,118 12,315,380	— —	— —		14,340,118 12,315,380

Total assets, net of intercompany accounts:
June 30, 2012		$76,980,229	$37,878	$—		$77,018,107
December 31, 2011		$57,994,415	$231,202	$—		$58,225,817

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

Results of Operations

Three months ended June 30, 2012 compared to June 30, 2011

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the three months ended June 30, 2012 and 2011. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three months ended June 30,
	2012	2011
Total revenues	100%	100%
Total costs and expenses	(152%)	(110%)
Gain on sale of assets	0%	0%

(Loss) income from operations	(52%)	(10%)
Other expenses	(58%)	(11%)
Income taxes	0%	1%

Net (loss) income	(110%)	(20%)

Total revenues of $2,464,702 for the three months ended June 30, 2012 decreased $1,429,614 or 37% compared to $3,894,316 for the three months ended June 30, 2011, primarily due to a decrease in pricing on natural gas and oil. The average price of oil decreased by $13.07 per barrel, going from an average price of $101.10 per barrel in 2011 to $88.03 per barrel in 2012. The average price of natural gas for the three months ended June 30, 2012 declined $3.01/Mcf or from $5.11/Mcf to $2.10/Mcf when compared to the same period in 2011. Production volumes of oil and natural gas for the three months ended June 30, 2012 remained fairly consistent when compared to the three months ended June 30, 2011. The decrease in oil and gas income was offset by an increase on natural gas liquid sales of approximately $346,000 for the three months ended June 30, 2012.

Production costs increased $267,930 or 32% for the three months ended June 30, 2012 as compared to the same period for 2011, primarily due to an increase in transportation fees and natural gas liquid processing fees. The Company incurs a one-time fee for newly constructed laterals to be connected to the transporter’s pipeline. As wells are added to the laterals, there are no future costs incurred by the Company. Processing and lateral fees totaled $379,944 for the three months ended June 30, 2012.

Depreciation, depletion, amortization and accretion expense decreased $1,108,128 or 60% for the three months ended June 30, 2012 as compared to the same period for 2011, primarily due to increases in the remaining volumes that were estimated to be recoverable per the reserve report as of December 31, 2011 compared to the reserve report from the previous year.

Selling, general and administrative expense increased $328,103 or 21% for the three months ended June 30, 2012 as compared to the same period for 2011, primarily due to approximately $400,000 of share-based compensation related to employee separation agreements.

Interest expense increased $989,218 or 223% for the three months ended June 30, 2012 as compared to the same period for 2011 due to a significantly higher loan balance after the refinancing.

The increase in the net operating loss of $1,926,418 when compared to the three months ended June 30, 2012 to June 30, 2011 is primarily due to a decrease in oil and gas revenues, the increase of production expenses, and the result of recording additional interest expense due to the significantly higher loan balance for 2012.

Six months ended June 30, 2012 compared to June 30, 2011

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the six months ended June 30, 2012 and 2011. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Six months ended June 30,
	2012	2011
Total revenues	100%	100%
Total costs and expenses	(145%)	(114%)
Gain on sale of assets	1%	229%

(Loss) income from operations	(44%)	215%
Other expenses	(34%)	(15%)
Income taxes	—	(5%)

Net (loss) income	(78%)	195%

Total revenues of $5,382,230 for the six months ended June 30, 2012 decreased $142,185 or 3% compared to $5,524,415 for the six months ended June 30, 2011, primarily due to a decrease in the oil and natural gas prices. We expect production from the drilling program to increase beginning with the fourth quarter of 2012.

Production costs increased $1,463,009 or 116% for the six months ended June 30, 2012 as compared to the same period for 2011, primarily due to an increase in transportation fees and natural gas liquid processing fees, associated with the increased production in NGLs and one-time lateral fees. The Company incurs a one-time fee for newly constructed laterals to be connected to the transporter’s pipeline. As wells are added to the laterals, there are no future costs incurred by the Company. The Company incurred $138,000 in one-time lateral fees during the first six months of 2012.

Depreciation, depletion, amortization and accretion expense decreased $650,872 or 27% for the six months ended June 30, 2012 as compared to the same period for 2011, primarily due to increases in the remaining volumes that were estimated to be recoverable per the reserve report as of December 31, 2011 compared to the reserve report from the previous year.

Selling, general and administrative expense increased $679,100 or 26% for the six months ended June 30, 2012 as compared to the same period for 2011, due to increased legal and consulting fees for debt restructuring and share based compensation, including related one-time employment separation agreements.

Interest expense increased $1,020,768 or 120% for the six months ended June 30, 2012 as compared to the same period for 2011 due to a significantly higher loan balance after the refinancing.

Net loss for the six months ended June 30, 2012 was $4,210,229 compared to a net income of $10,745,932 for the same period of 2011. This is primarily due to the sale of certain acreage assets that occurred in the first quarter of 2011 for a net gain of approximately $12.6 million. Increased operating losses in 2012 as described above explain the remaining change.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues, from borrowed funds and the proceeds of acreage sales. At June 30, 2012, we had working capital of $13,778,625 compared to a deficit of $18,362,177 at December 31, 2011. This increase in working capital is primarily due to the refinancing of the Company’s debt, which was reclassified from current debt to long-term debt and provided additional cash.

During the first six months of 2012, net cash used by operating activities was $13,786,787 compared to net cash provided of $7,782,805 for the same period of 2011. This decrease in cash flow from operating activities is primarily due to the fact that we decreased our accounts payable using proceeds from our refinancing during the six months ended June 30, 2012, whereas we increased accounts payable during 2011.

We expect our cash flow provided by operations for 2012, compared to the comparable period in 2011, to improve because of higher projected production from the drilling program during the fourth quarter of 2012, and the elimination of expenses related to refinancing. The proceeds of the loan must be used for drilling and leasehold acquisitions. However, if our drilling results or realized commodity prices miss expectations, or if there is a further delay in connecting our wells to sales lines, our cash flow provided by operations may also differ materially from our expectations.

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

During the first six months of 2012, net cash used by investing activities was $14,055,489 compared to net cash provided of $1,772,992 in the same period of 2011. The change was primarily due to proceeds from the sale of acreage during 2011 and greater expenditures for oil and gas properties in 2012 which were repaid by the proceeds of our refinancing.

During the first six months of 2011, net cash provided by financing activities was $32,722,795 compared to cash used of $4,982,499 for 2011. This change reflects the refinancing of the Company’s debt and issuance of the ASD warrant.

We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Marshall and Wetzel Counties, West Virginia and our new credit agreement which was funded April 26, 2012. We are currently pursuing the option of finding a buyer for our shallow well production as well as other alternatives.

Because of our continued losses, there exists substantial doubt about our ability to continue as a going concern. Historically, our revenues have not been sufficient to cover operating costs. We will need to rely on increased operating revenues from new development or proceeds from debt or equity financings to allow us to continue as a going concern.

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

TRANS ENERGY, INC.

Date:	August 14, 2012	By	/s/ John G. Corp
JOHN G. CORP
Principal Executive Officer

Date:	August 14, 2012	By	/s/ John S. Tumis
JOHN S. TUMIS
Chief Financial Officer