Form 10-Q
period 2012-09-30
TRANS ENERGY INC
filed 2012-11-14
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2012
Common Stock, $0.001 par value	13,156,578

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$6,012,186	$7,885,652
Accounts receivable, trade	1,646,148	2,074,851
Accounts receivable, related parties	18,500	18,500
Advance royalties	171,452	114,099
Prepaid expenses	196,868	73,098
Drilling advances, net	2,485,046	1,754,020
Deferred financing costs, net of amortization of $236,203 and $712,500	570,245	237,500

Total Current Assets	11,100,445	12,157,720

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	63,929,790	48,335,664
Unproved properties	11,825,439	9,507,789
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(16,650,554)	(14,545,126)

Oil and gas properties, net	60,492,115	44,685,767
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $900,688 and $762,132, respectively	990,694	1,081,378
OTHER ASSETS
Deferred financing costs	904,286	—
Other assets	301,440	300,952

	1,205,726	300,952

TOTAL ASSETS	$73,788,980	$58,225,817

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	September 30, 2012	December 31, 2011
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$1,344,206	$14,333,750
Accounts payable, related party	1,500	2,150
Accrued expenses	791,450	1,152,885
Revenue payable	362,543	451,825
Income tax payable	266,215	270,708
Notes payable — current	21,710	14,308,579

Total Current Liabilities	2,787,624	30,519,897
LONG-TERM LIABILITIES
Notes payable, net	47,440,246	5,612
Asset retirement obligations	300,577	256,651

Total Long-Term Liabilities	47,740,823	262,263

TOTAL LIABILITIES	50,528,447	30,782,160

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value; 13,158,578 and 12,981,828 shares issued, respectively, and 13,156,578 and 12,979,828 shares outstanding, respectively	13,159	12,982
Additional paid-in capital	42,833,872	39,300,194
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(19,584,548)	(11,867,569)

Total Stockholders’ Equity	23,260,533	27,443,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,788,980	$58,225,817

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES	$653,696	$5,314,257	$6,035,926	$10,838,672
COSTS AND EXPENSES
Production costs	829,256	1,648,397	3,558,674	2,914,805
Depreciation, depletion, amortization and accretion	550,759	1,360,678	2,303,807	3,764,598
Selling, general and administrative	1,226,313	1,401,996	4,548,302	4,044,886

Total costs and expenses	2,606,328	4,411,071	10,410,783	10,724,289
Gain on sale of assets	43,836	3,531	112,898	12,627,896

(LOSS) INCOME FROM OPERATIONS	(1,908,796)	906,717	(4,261,959)	12,742,279
OTHER INCOME (EXPENSES)
Interest income	3,968	180	17,147	648
Interest expense	(1,659,934)	(367,004)	(3,530,819)	(1,217,121)
Gain on derivative contracts	—	40,280	639	50,299

Total other income (expenses)	(1,655,966)	(326,544)	(3,513,033)	(1,166,174)

NET (LOSS) INCOME BEFORE INCOME TAXES	(3,564,762)	580,173	(7,774,992)	11,576,105
INCOME TAX BENEFIT (EXPENSE)	58,013	36,000	58,013	(214,000)

NET (LOSS) INCOME	$(3,506,749)	$616,173	$(7,716,979)	$11,362,105

NET (LOSS) INCOME PER SHARE — BASIC	$(0.27)	$0.05	$(0.59)	$0.89
NET (LOSS) INCOME PER SHARE — DILUTED	$(0.27)	$0.04	$(0.59)	$0.82
WEIGHTED AVERAGE SHARES — BASIC	13,156,578	12,872,078	13,042,264	12,783,913
WEIGHTED AVERAGE SHARES — DILUTED	13,156,578	14,319,629	13,042,264	13,774,255

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2012

(Unaudited)

	Common Stock		Additional Paid in	Treasury	Accumulated
	Stock	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2011	12,981,828	$12,982	$39,300,194	$(1,950)	$(11,867,569)	$27,443,657
Warrants issued - American Shale Development, Inc.	—	—	2,000,000	—	—	2,000,000
Stock option compensation expense	—	—	962,366	—	—	962,366
Stock issued for service	176,750	177	571,312	—	—	571,489
Net Loss					(7,716,979)	(7,716,979)

Balance, September 30, 2012	13,158,578	$13,159	$42,833,872	$(1,950)	$(19,584,548)	$23,260,533

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,716,979)	$11,362,105
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation, depletion, amortization and accretion	2,303,807	3,764,598
Amortization of deferred financing cost and debt discount	890,370	475,000
Share-based compensation	1,533,855	625,411
Gain on sale of assets	(112,898)	(12,627,896)
Interest and legal expense added to principal	557,226	786,167
Loss on derivative contracts	—	131,648
Changes in operating assets and liabilities
Accounts receivable, trade	428,703	(782,162)
Drilling advances	(731,026)	82,964
Prepaid expenses and other current assets	(181,123)	(161,184)
Other assets	(250,487)	—
Accounts payable and accrued expenses	(13,326,103)	7,260,305
Advance non-operator	—	646,135
Revenue payable	(89,282)	22,553
Accounts payable related party	(650)	—
Income tax payable	(4,493)	222,662

Net cash (used) provided by operating activities	(16,699,080)	11,808,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on note receivable	—	27,295
Proceeds from sale of assets	328,466	13,785,812
Expenditures for oil and gas properties	(18,122,746)	(15,110,857)
Expenditures for property and equipment	(93,244)	(47,141)

Net cash used for investing activities	(17,887,524)	(1,344,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of warrants - American Shale Development, Inc.	2,000,000	—
Issuances of common stock	—	49,000
Financing costs paid	(1,460,734)	(750,000)
Proceeds from notes payable	47,043,307	—
Payments on notes payable	(14,869,435)	(5,044,529)

Net cash provided (used) by financing activities	32,713,138	(5,745,529)

NET CHANGE IN CASH	(1,873,466)	4,717,886

CASH, BEGINNING OF PERIOD	7,885,652	1,037,941

CASH, END OF PERIOD	$6,012,186	$5,755,827

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$2,676,218	$430,954
Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	1,211,010	1,347,801
Reclass from accrued expenses to notes payable	—	725,000
Increase in asset retirement obligation	27,000	7,766
Accrued expenditures for debt refinancing	—	250,000

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc., (Trans Energy or the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Nature of Operations and Organization

Trans Energy is an independent energy company engaged in the acquisition, exploration, development, exploitation and production of oil and natural gas. Its operations are presently focused in the State of West Virginia.

Principles of Consolidation

The consolidated financial statements include Trans Energy and its wholly-owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc., American Shale Development, Inc., and Tyler Energy, Inc. All significant inter-company balances and transactions have been eliminated in consolidation. During the second quarter of 2012, we contributed assets to a new subsidiary called American Shale Development, Inc. See Note 6.

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

Receivables

Accounts receivable are carried at their expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. No allowance for doubtful accounts is deemed necessary by management at September 30, 2012 and December 31, 2011, and no bad debt expense was incurred during the nine months ended September 30, 2012 and 2011.

Financing Cost

In connection with obtaining new financing in April 2012, we incurred $1,710,734 in fees during the second and third quarter of 2012. These fees were recorded as financing costs and are being amortized over the life of the loan using the straight-line method. Amortization of financing cost for the three months ended September 30, 2012 and 2011 were $142,459 and $237,500, respectively. Amortization of financing cost for the nine months ended September 30, 2012 and 2011 were $473,703 and $475,000, respectively. Deferred financing costs related to the CIT debt have been fully amortized.

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

The following is a description of the changes to Trans Energy’s asset retirement obligations for the nine months ended September 30:

	2012	2011
Asset retirement obligations at beginning of period	$256,651	$219,478
Liabilities incurred during the period	27,000	7,766
Accretion expense	16,926	15,184

Asset retirement obligations at end of period	$300,577	$242,428

At September 30, 2012 and 2011, the Company’s current portion of the asset retirement obligation was $0.

Income Taxes

At September 30, 2012, the Company had net operating loss carry forwards (NOLS) for future years of approximately $14,898,000. These NOLS will expire at various dates through 2030. The current tax provision is -0- for the nine months ended September 30, 2012 due to a net operating loss for the period. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or AMT credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

The tax benefit of $58,013 and $36,000 for the three months ended September 30, 2012 and 2011, respectively, are the result of an over accrual related to prior year tax liabilities. At September 30, 2011 the tax provision of $214,000 for the nine months ended was an estimate of the alternative minimum tax which would not be offset by the NOLs.

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

Revenue and Cost Recognition

Trans Energy recognizes gas revenues upon delivery of the gas to the customers’ pipeline from Trans Energy’s pipelines when recorded as received by the customer’s meter. Trans Energy recognizes oil revenues when pumped and metered by the customer. Trans Energy recognized $5,692,389 and $10,477,859 in oil and gas revenues for the nine months ended September 30, 2012 and 2011, respectively. Trans Energy uses the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Trans Energy had no material imbalances as of September 30, 2012 and December 31, 2011. Costs associated with production are expensed in the period incurred.

Revenue payable represents cash received but not yet distributed to third parties.

Transportation revenue is recognized when earned and we have a contractual right to receive payment when delivered. We recognized $285,976 and $302,788 of transportation revenue for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 2 — GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses of $(19,584,548) through September 30, 2012. At September 30, 2012, Trans Energy had stockholders’ equity of $23,260,533.

The Company’s revenues may not be sufficient to cover its operating costs and interest expense to allow it to continue as a going concern; however, the potential proceeds from the sale of common stock, sale of drilling programs, and other contemplated debt and equity financing, and increases in operating revenues from new development and business acquisitions are expected to enable Trans Energy to continue as a going concern. On April 26, 2012, a wholly owned subsidiary of the company closed a new $50 million credit agreement. The proceeds of the loan must be used for drilling and leasehold acquisitions. See Note 6 for details on the new credit agreement.

During 2012, we drilled 7 gross wells and 2.86 net wells. As of September 30, 2012, 1.44 net wells have been completed, fractured, and put online. We have completed and fractured another 1.00 wells, with the possibility of them being put online in late December 2012.

NOTE 3 — DRILLING ADVANCES

Trans Energy has $2,485,046 in prepaid drilling advances which will be recorded as oil and gas property when the funds are properly expended.

NOTE 4 — OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the nine months ended September 30, 2012 and 2011, were $18,124,869 and $13,770,822, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $2,122,114 and $3,591,872 for the nine months ended September 30, 2012 and 2011, respectively.

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

During 2012 Republic paid Trans Energy $275,000 for the remaining 20% of the sale that occurred during July, 2010. See Note 9.

NOTE 6 — NOTES PAYABLE

On September 22, 2007, Trans Energy finalized a financing agreement with CIT Capital USA Inc. (“CIT”) for $30,000,000.

Interest payment due dates are elected at the time of borrowing and range from monthly to three months. Principle payments were due at maturity on September 15, 2010, for all borrowing outstanding on that date.

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

On March 31, 2011, the Company and CIT entered into the Sixth Amendment to the Credit Agreement. The Sixth Amendment and other related agreements extended the maturity date of the Credit Agreement to March 31, 2012. The Sixth Amendment confirmed that the principal amount due under the Credit Agreement prior to the application of a portion of the proceeds from the acreage sale to Republic under the March 31, 2011, Purchase and Sale Agreement (the “PSA”) was $17,320,239 plus accrued interest of $139,748, plus forbearance fees of $725,000 were added to the principal balance. Thus, the total amount owed under the Credit Agreement, as per the Sixth Amendment, was $18,184,978. After the payment of accrued interest and a principal payment of $5,000,000 on April 2, 2011, and the accrued interest of $1,245,697 for the period April 1, 2011 thru December 31, 2011, being added to the loan, the Company owed $14,290,936 as of December 31, 2011. During the first quarter of 2012, the Company added $557,226 of interest, legal and administrative expense to the loan balance. On April 2, the Company paid $125,000 on the principal amount outstanding and the remainder of the principal was paid with proceeds received from the American Shale Development, Inc. Credit Agreement.

As part of the Sixth Amendment, the Company also granted to CIT a 1.5% overriding royalty interest in each of the Stout #2H, Groves #1H and Lucey #1H wells, as well as a 1.5% overriding royalty interest in the next three horizontal wells drilled in the Marcellus Shale, which have commercial production for a period of at least 30 consecutive days and in which the Company, or any of its subsidiaries, has an interest. Each 1.5% overriding royalty interest is to be proportionately reduced to the extent the Company or its subsidiary owns less than the full working interest in the leases, or to the extent such oil and gas leases cover less than the full mineral interest. CIT still retains ownership of the 1.5% overriding royalty interest after the payoff.

On March 30, 2012, the Company and CIT entered into the Eighth Amendment to the Credit Agreement. The Eighth Amendment and other related agreements extended the maturity date of the Credit Agreement to April 30, 2012. The Eighth Amendment also waived specific items of default.

On April 26, 2012, (“Funding Date”), our newly created, wholly owned subsidiary, American Shale Development, Inc. (“American Shale or ASD”), closed a Credit Agreement transaction (hereafter the “ASD Credit Agreement”) that was entered into by and among American Shale, several banks and other financial institutions or entities that from time-to-time will be parties to the ASD Credit Agreement (the “Lenders”), and Chambers Energy Management, LP as the administrative agent (“Agent”). Trans Energy is a guarantor of the ASD Credit Agreement, as is Prima Oil Company, Inc. (“Prima”), another of our 100% wholly owned subsidiaries. The ASD Credit Agreement provides that Lenders will lend American Shale up to $50 million, which funds will be used to develop wells and properties that we have transferred to American Shale. Trans Energy received a portion of the funds from the ASD Credit Agreement to repay CIT and certain outstanding debts.

In order to accommodate the terms of the ASD Credit Agreement we have transferred certain assets and properties to American Shale. Trans Energy is not a direct party to the ASD Credit Agreement, but is a guarantor of loans to be made thereunder and has received a portion of the loan proceeds to repay certain outstanding debts. The assets and properties transferred are referred to herein as the “Marcellus Properties,” which consist of working interests in 13 gross (7.60 net) producing Marcellus shale liquids-rich gas wells and approximately 22,000 net acres of Marcellus shale leasehold rights, located in Northwestern West Virginia in the counties of Wetzel, Marshall, Marion, Tyler, and Doddridge.

The ASD Credit Agreement is for a notional amount of $50 million, which was received at closing net of a $3 million Original Issue Discount (OID) and a $50,000 administrative fee. These OID costs are netted against Notes Payable. $416,667 and $250,000 of the OID was amortized as interest expense for the nine and three months, respectively, ended September 30, 2012. The administrative fee is due annually. Interest is due monthly at 10% plus the greater of 1% or the 3 month LIBOR rate (11% at September 30, 2012). Principle is due at maturity, February 28, 2015.

The ASD Credit Agreement is collateralized by American Shale’s natural gas and oil reserves and is guaranteed by Trans Energy. The ASD credit agreement includes reporting, financial and other restricted covenants. ASD was in compliance with the covenants at September 30, 2012. The Company has to pay interest through April 26, 2014, on any principal prepayments prior to April 26, 2014, at the time of the prepayment.

The ASD Credit Agreement also required American Shale to sell the Lenders for a total of $2 million a warrant for 19,500 shares representing 19.5% of ASD’s stock, at $263.44 per share. The warrant expires on February 28, 2015. The warrant includes a put option whereby the Lenders could require ASD to repurchase the warrant as of February 28, 2015, or earlier if certain events occur which is in accordance with the credit agreement. Under the put option, ASD would pay the excess of the fair market value per share of the stock over $263.44 times the number of shares exercisable less any distributions or similar payments defined by the agreement. ASD has the option to transfer working interests in all of its wells equal to the value of the excess value instead of paying in cash.

As of September 30, 2012 and December 31, 2011, the Company owed $45,289 and $33,529, respectively, for other loans, primarily for vehicles.

NOTE 7 — STOCKHOLDERS’ EQUITY

On April 8, 2009, Trans Energy granted 375,000 common stock options to four key employees under the long term incentive bonus program. As of March 31, 2010, these options have been fully expensed. In June 2011, 50,000 of these options were exercised.

On May 14, 2009, Trans Energy granted 50,000 shares of common stock to one key employee under the long term incentive bonus program. As of March 31, 2010, this award has been fully expensed. In addition, Trans Energy also granted 50,000 common stock option to this employee under the long term incentive bonus program. These options have been fully expenses as of March 31, 2010.

In December 2010, Trans Energy granted 136,500 shares of stock to nine employees under the long-term incentive bonus program. The 136,500 shares are not performance based and vest semi-annually over three years, subject to ongoing employment. These shares were valued at $409,500 using fair market value of the common stock at the date of grant and will be amortized to compensation expense over three years. During the nine months ended September 30, 2012 and 2011, we recorded $61,875 and $75,375, respectively, of share based compensation related to these shares. During the three months ended September 30, 2012 and 2011, we recorded $11,625 and $25,125, respectively of share based compensation related to these shares.

In December 2010, Trans Energy granted 368,000 common stock options to eight employees and one outside board member. These options vest semi-annually over three years and have a five year term. These stock options were granted at an exercise price of $3.00 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense over the vesting period. During the nine months ended September 30, 2012 and 2011, we recorded $144,459 and $159,009 of share based compensation related to these options, and for the three months ended September 30, 2012 and 2011, we recorded $30,213 and $57,123 related to these options. 36,000 of the options were cancelled in June 2011.

In May 2011, Trans Energy granted 420,000 shares of stock to eight employees and three outside board members under the long-term incentive bonus program. The 420,000 shares are not performance based and vest semi-annually over a three year period, subject to ongoing employment. These shares were valued at $1,125,600 using fair market value of the common stock at the date of grant and will be amortized to compensation expense over three years. During the nine months ended September 30, 2012 and 2011, we recorded $247,900 and $281,400 of share-based compensation expense related to these shares, and for the three months ended September 30, 2012 and 2011, we expensed $60,300 and $93,800, respectively.

In May 2011, Trans Energy also granted 378,000 common stock options to eight employees and four outside board members. These options vest semi-annually over five years and have a five year term. These stock options were granted at an exercise price of $2.68 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense over the vesting period. During the nine months ended September 30, 2012 and 2011, we recorded $145,745 and $97,796, respectively, of share-based compensation expense related to these options. During the three months ended September 30, 2012 and 2011, we recorded $37,083 and $32,599, respectively, of share-based compensation expense related to these options. As of August, 2012, 5,000 of these options were cancelled.

In December 2011, Trans Energy granted 12,000 shares of common stock and 36,000 common stock options to an employee with the same vesting terms as the May 2011 issuances. These shares were valued at $5,360 using fair market value of common stock at the date of grant. The stock options were granted at an exercise price of $2.68 per common share and were valued using the Black Scholes valuation model and similar assumptions as the May 2011 options. During the nine months ended September 30, 2012, we recorded $8,040 and $15,523 of share based compensation for these common shares and stock options, respectively. During the three months ended September 30, 2012, we recorded $2,680 and $5,174 of share-based compensation for these common shares and stock options, respectively.

Effective April 26, 2012, Trans Energy granted 804,000 common stock options to nine employees and four outside board members. These options vest semi-annually over five years and have a five year term. The stock options were granted at an exercise price of $2.30 per common share which was equal to the fair market value of the common stock at the date of the grant and were valued using the Black Scholes valuation model. The model uses key estimates such as estimated useful lives of the options and the estimated volatility of our stock price. The options are being amortized to share-based compensation expense over the vesting period. For the nine and three months ended September 30, 2012, we have recorded $267,300 and $149,820, respectively, of share-based compensation expense related to these options. 15,000 of the options were cancelled in August 2012.

The following are assumptions made in computing the option fair value:

Average risk-free interest rate	1.72%
Dividend yield	0%
Expected term	5 years
Average expected volatility	77.09%

Effective April 26, 2012, Trans Energy granted 60,000 shares of stock to three employees under the long-term incentive bonus. The 60,000 shares are not performance based and vest semi-annually over a three year period, subject to ongoing employment. These shares were valued at $138,000 using fair market value of the common stock at the date of grant and will be amortized to compensation expense over three years. During the third quarter of 2012, we recorded $11,500 of share-based compensation expense related to these shares. For the nine months ended September 30, 2012, we recorded $34,500 related to these shares.

In June 2012, Trans Energy, due to a severance agreement, granted 150,000 common stock options. These options vested immediately. These options were granted at an exercise price of $2.30 per common share and were valued using the Black Scholes valuation model and similar assumptions as the April, 2012 options. The Company recorded $198,000 of stock compensation expense in the third quarter related to these additional stock options. See Note 9

In August 2012, Trans Energy granted 30,000 of common stock and 60,000 common stock options to an outside board member with the vesting terms the same as the April 26 issuances. These shares were valued using fair market value of common stock at the date of grant. The stock options were granted at an exercise price of $2.30 per common share and were valued using the Black Scholes valuation model and similar assumptions as the April options. During the three and nine months ended September 30, 2012, we recorded $4,375 and $6,600 of share based compensation for these common shares and stock options.

In August 2006, Trans Energy granted 800,000 common stock options to two employees with an expiration date of August 16, 2011. Trans Energy extended those options in September 2011 to August 16, 2012. Trans Energy recorded $11,831 of additional stock-based compensation in September 2011 related to the one year extension.

Due to severance agreements, effective in April 2012, certain employees became vested 100% on their stock options and stock awards, we recorded an additional $597,536 of share-based compensation expense for accelerating the vesting of these stock options and stock awards. (See Note 9.)

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $1,533,855 and $625,411 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 8 — EARNINGS PER SHARE

Basic income (loss) per share of common stock for the periods ended September 30, 2012 and 2011, is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table reconciles the weighted average shares outstanding used for basic and diluted earnings per share for the periods ending September 30, 2012 and 2011.

	For the Nine Months Ended September 30,
	2012	2011
Weighted average number of common shares outstanding used in the basic earnings per common share calculations	13,042,264	12,781,913
Dilutive effect of stock options	—	992,342

Weighted average number of common shares outstanding adjusted for effective of dilutive options	13,042,264	13,774,255

	For the Three Months Ended September 30,
	2012	2011
Weighted average number of common shares outstanding used in the basic earnings per common share calculations	13,156,578	12,872,078
Dilutive effect of stock options	—	1,447,551

Weighted average number of common shares outstanding adjusted for effective of dilutive options	13,156,578	14,319,629

The stock options were anti-dilutive for the three and nine months ended September 30, 2012 due to the Company reporting net losses during those periods.

The Company paid no cash distributions to its stockholders during the nine months ended September 30, 2012 and 2011.

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

In consideration of the execution of the severance agreement, the parties received cash compensation of $50,000 each net of taxes. The Company also agreed to immediately vest all unvested stock options and waive the 90 day termination language in current stock option agreements. $184,736 of share-based compensation was recorded during the 2nd quarter of 2012 for accelerating the vesting of these stock options. The Company also agreed to immediately vest and issue all unvested stock awards which increased share-based compensation expense by an additional $214,800. In June 2012, Trans Energy, due to a severance agreement, granted 150,000 common stock options. These options vested immediately. These options were granted at an exercise price of $2.30 per common share and were valued using the Black Scholes valuation model and similar assumptions as the April, 2012 options. The Company recorded $198,000 of stock compensation expense in the third quarter related to these additional stock options.

As described in Note 5, of the 2010 Form 10K, Republic Energy Ventures, LLC (Republic) withheld 20% of the purchase price on certain acreage not subject to pooling provisions to ensure that pooling provisions would be added to the leases. This acreage belonged to Sancho Oil and Gas which is wholly owned by Loren Bagley a board member. During 2012, Republic paid Trans Energy $274,948 for the remaining 20% and Trans Energy than remitted $213,093 to Sancho Oil and Gas for the amount for the 20% which Sancho previously owned on the leases.

NOTE 10 — BUSINESS SEGMENTS

Trans Energy’s principal operations consist of exploration and production with Trans Energy, American Shale Development, and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Three Months Ended September 30,	Exploration and Production	Pipeline Transmission	Corporate			Total
Revenue	2012 2011	$783,045 5,224,765	$98,288 57,745		$(227,637 31,747)		$653,696 5,314,257
Income (loss) from operations	2012 2011	60,758 2,221,739	52,174 55,224		(2,021,728 (1,370,246	) )	(1,908,796 906,717)
Interest expense	2012 2011	1,659,934 367,004					1,659,934 367,004
Depreciation, depletion, amortization and accretion	2012 2011	550,679 1,358,162	80 2,516				550,759 1,360,678
Property and equipment acquisitions, including oil and gas properties	2012 2011	2,634,201 1,502,583					2,634,201 1,502,583

	For the Nine Months Ended September 30,	Exploration and Production	Pipeline Transmission	Corporate			Total
Revenue	2012 2011	$5,692,389 10,477,859	$285,976 302,788		$57,561 58,025		$6,035,926 10,838,672
Income (loss) from operations	2012 2011	66,835 16,433,901	159,047 295,180		(4,487,841 (3,986,802	) )	(4,261,959 12,742,279)
Interest expense	2012 2011	3,530,819 1,217,121					3,530,819 1,217,121
Depreciation, depletion, amortization and accretion	2012 2011	2,303,566 3,757,050	241 7,548				2,303,807 3,764,598
Property and equipment acquisitions, including oil and gas properties	2012 2011	16,974,319 13,817,963					16,974,319 13,817,963
Total assets, net of intercompany accounts:
September 30, 2012		$73,771,338	$17,642	$			$73,788,980
December 31, 2011		$57,994,615	$231,202	$			$58,225,817

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

Results of Operations

Three months ended September 30, 2012 compared to September 30, 2011

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the three months ended September 30, 2012 and 2011. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three months ended September 30,
	2012	2012	2011	2011
Total revenues	$653,696	100%	$5,314,257	100%
Total costs and expenses	(2,606,328)	(399%)	(4,411,071)	(83%)
Gain on sale of assets	43,836	7%	3,531	0%

(Loss) income from operations	(1,908,796)	(292%)	906,717	17%
Other expenses	(1,655,966)	(253%)	(326,544)	(6%)
Income taxes	58,013	9%	36,000	1%

Net (loss) income	(3,506,749)	(536%)	$616,173	(12%)

Total revenues of $653,696 for the three months ended September 30, 2012 decreased $4,660,561 or 88% compared to $5,314,257 for the three months ended September 30, 2011, primarily due to a decrease in pricing on natural gas and natural gas liquids. The average price of natural gas for the three months ended September 30, 2012 declined $4.46/Mcf or from $5.80/Mcf to $1.34/Mcf when compared to the same period in 2011. Production volumes of natural gas and natural gas liquids for the three months ended September 30, 2012, when compared to the three months ended September 30, 2011, decreased due to a decrease in production and the delay of the turn on of new wells which would have offset the natural decline of the wells, and processing issues with the natural gas liquids related to capacity issues and the selling of the processing plant.

Production costs decreased $819,141 or 50% for the three months ended September 30, 2012, as compared to the same period for 2011, primarily due to a decrease in severance tax, transportation fees, and natural gas liquid processing fees. In lieu of constructing and maintaining a pipeline, the Company as agreed to pay the transporter $0.35 per MCF to transport a contractual amount of production on the first well drilled on the pad. After the contractual amount is produced, the price reduces to $0.15 per MCF to transport gas. Any future wells drilled are charged $0.15 per MCF for transporting the gas produced.

The Company incurs a one-time fee for newly constructed laterals to be connected to the transporter’s pipeline. As wells are added to the laterals, there are no future costs incurred by the Company.

Depreciation, depletion, amortization and accretion expense decreased $809,919 or 60% for the three months ended September 30, 2012, as compared to the same period for 2011, primarily due to increases in proved reserves at the end of 2011 when compared to 2010 primarily due to wells being turned on line during the third quarter of 2012.

Selling, general and administrative expense decreased $175,683 or 13% for the three months ended September 30, 2012, as compared to the same period for 2011, primarily due to approximately $475,000 of loan fees related to the CIT financing during the third quarter of 2011 and partially offset by increased accounting and consulting fees, and board of director fees.

Interest expense increased $1,292,930 or 352% for the three months ended September 30, 2012, as compared to the same period for 2011 due to a significantly higher loan balance after the refinancing. The average loan balance for the third quarter of 2012 was $50,047,000 compared to an average loan balance of $13,345,000 for the third quarter of 2011

The $4,122,922 decrease in net income for the three months ended September 30, 2012, was primarily attributable to lower average sales prices and production volumes and increased interest expense, partially offset by lower production costs.

Nine months ended September 30, 2012 compared to September 30, 2011

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the nine months ended September 30, 2012 and 2011. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Nine months ended September 30,
	2012	2012	2011	2011
Total revenues	$6,035,926	100%	$10,838,672	100%
Total costs and expenses	(10,410,783)	(172%)	(10,724,289)	(99%)
Gain on sale of assets	112,898	2%	12,627,896	117%

(Loss) income from operations	(4,261,959)	(70%)	12,742,279	118%
Other expenses	(3,513,033)	(58%)	(1,166,174)	(11%)
Income taxes	58,013	(0%)	(214,000)	(2%)

Net (loss) income	(7,716,979)	(128%)	$11,362,105	105%

Total revenues of $6,035,926 for the nine months ended September 30, 2012, decreased $4,802,746 or 44% compared to $10,838,672 for the nine months ended September 30, 2011, primarily due to a decrease in the price for natural gas and natural gas liquids. We expect production from the 2012 drilling program to increase production beginning with the fourth quarter of 2012.

Production costs increased $643,869 or 22% for the nine months ended September 30, 2012, as compared to the same period for 2011, primarily due to an increase in transportation fees and natural gas liquid processing fees, associated with the increased production in NGLs. In lieu of constructing and maintaining a pipeline, the Company as agreed to pay the transporter $0.35 per MCF to transport a contractual amount of production on the first well drilled on the pad. After the contractual amount is produced, the price reduces to $0.15 per MCF to transport gas. Any future wells drilled are charged $0.15 per MCF for transporting the gas produced.

Depreciation, depletion, amortization and accretion expense decreased $1,460,791 or 39% for the nine months ended September 30, 2012, as compared to the same period for 2011, primarily due to increases in the remaining volumes that were estimated to be recoverable per the reserve report as of December 31, 2011, compared to the reserve report from the previous year and additional volumes related to new wells being put online.

Selling, general and administrative expense increased $503,416 or 12% for the nine months ended September 30, 2012, as compared to the same period for 2011, due to increased legal fees, increase in share based compensation, including related one-time employment separation agreements, which was partially offset by a decrease in consulting fees for debt restructuring during the nine months ended September 30, 2011.

Interest expense increased $2,313,698 or 190% for the nine months ended September 30, 2012, as compared to the same period for 2011 due to a significantly higher loan balance after the refinancing. The average loan balance for the nine months ended September 30, 2012 and 2011 was $34,244,000 and $14,690,000 respectively.

Net loss for the nine months ended September 30, 2012, was $7,716,979 compared to a net income of $11,362,105 for the same period of 2011. This is primarily due to the sale of certain acreage assets that occurred in the first quarter of 2011 for a net gain of approximately $12.6 million. Increased operating losses in 2012 as described above explain the remaining change.

Liquidity and Capital Resources

Because of our continued losses, there exists substantial doubt about our ability to continue as a going concern. Historically, our revenues have not been sufficient to cover operating costs. We will need to rely on increased operating revenues from new development or proceeds from debt or equity financings to allow us to continue as a going concern.

Historically, we have satisfied our working capital needs with operating revenues, from borrowed funds and the proceeds of acreage sales. At September 30, 2012, we had working capital of $8,312,821 compared to a deficit of $18,362,177 at December 31, 2011. This increase in working capital is primarily due to the refinancing of the Company’s debt, which was reclassified from current debt to long-term debt and provided additional cash.

During the first nine months of 2012, net cash used by operating activities was $16,699,080 compared to net cash provided of $11,808,306 for the same period of 2011. This decrease in cash flow from operating activities is primarily due to the fact that we decreased our accounts payable using proceeds from our refinancing during the nine months ended September 30, 2012, whereas we increased accounts payable during 2011.

We expect our cash flow provided by operations for the remainder of 2012, compared to the comparable period in 2011, to improve because of higher projected production from the drilling program during the fourth quarter of 2012, and the elimination of expenses related to refinancing. The proceeds of the ASD Credit Agreement must be used for drilling and leasehold acquisitions. However, if our drilling results or realized commodity prices miss expectations, or if there is a further delay in connecting our wells to sales lines, our cash flow provided by operations may also differ materially from our expectations.

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

During the first nine months of 2012, net cash used by investing activities was $17,887,524 compared to net cash used of $1,344,891 in the same period of 2011. The change was primarily due to proceeds from the sale of acreage during 2011 and greater expenditures for oil and gas properties in 2012 which were paid by the proceeds of our refinancing.

During the first nine months of 2012, net cash provided by financing activities was $32,713,138 compared to cash used of $5,745,529 for 2011. This change reflects the refinancing of the Company’s debt and issuance of the ASD warrant.

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

On September 28, 2012, the company received three administrative compliance orders and a request for information from the U.S. Environmental Protection Agency (“EPA”). The orders and request relate to our compliance with Clean Water Act (“CWA”) permitting requirements at a pond and three well site locations in Marshall and Wetzel Counties, West Virginia and concern the alleged discharge of dredged and/or fill material into waters of the United States. We intend to actively cooperate with the EPA in order to resolve these matters in a timely manner. The CWA provides authority for significant civil and criminal penalties for the placement of fill in a jurisdictional stream or wetland without a permit from the Army Corps of Engineers. Monetary civil and/or criminal penalties can be substantial for non-compliance with CWA requirements. The CWA sets forth criteria, including degree of fault and history of prior violations, which may influence CWA penalty assessments. The EPA may also seek to recover any economic benefit derived from non-compliance with the CWA.

We are presently working with counsel to make our initial responses to the orders and deliver requested documents, which are due December 5, 2012. Resolution of the EPA’s compliance orders may include monetary sanctions. However, we presently do not have sufficient information to determine whether the potential liability with respect to these matters will have a material effect on our financial position, on the results of operations, or on cash flow.

We may be engaged in various other lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, The interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

Date:	November 14, 2012	By	/s/ John G. Corp
JOHN G. CORP
Principal Executive Officer

Date:	November 14, 2012	By	/s/ John S. Tumis
JOHN S. TUMIS
Chief Financial Officer