Form 10-K
period 2012-12-31
TRANS ENERGY INC
filed 2013-04-16
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Registrant’s telephone number, including area code: (304) 684-7053

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012) was $6,085,460 (based on price of $1.80 per share).

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 15, 2013, was 13,236,228 shares.

TRANS ENERGY, INC.

EXPLANATORY NOTE

RESTATEMENT OF CERTAIN QUARTERLY UNAUDITED INFORMATION

Overview

On April 15, 2013, Trans Energy, Inc. (“Trans Energy”, or the “Company”) announced that it had identified an accounting error related to certain puttable warrants issued in conjunction with a Credit Agreement (the “ASD Credit Agreement”) that the Company’s wholly owned subsidiary, American Shale Development, Inc. (“American Shale” or “ASD”), entered into on February 29, 2012. The ASD Credit Agreement includes financing from several banks and other financial institutions, and Chambers Energy Management, LP, as administrative agent (“Chambers”).

For participation in the ASD Credit Agreement, American Shale, for and in consideration of $2 million, entered into a Warrant Agreement (“Warrant”) with Chambers. The Warrant provides Chambers the option to purchase up to 19.5% of the common shares of ASD at an exercise price of $5,137,000 for a period of three years ending on February 28, 2015. The Warrant also includes a feature under which Chambers has the option (the “Put Option”), at its sole discretion, to put (i.e., sell) the Warrant back to the Company at the three year anniversary date (if not earlier due to other factors), in return for a cash payment equal to the excess of i) the fair market value of an ASD common share over ii) the Warrant strike price of $263.44. In addition, the Warrant strike price will be reduced to equal the offering price of any common shares subsequently sold below $263.44 (the “Down-Round Provision”).

Trans Energy initially reported the cash consideration of $2 million received for issuing the Warrant as Additional Paid in Capital (“APIC”) within Stockholders’ Equity in the Quarterly Reports on Form 10-Q previously filed for the periods ended June 30, 2012 and September 30, 2012, respectively.

However, upon further analysis, the Company has determined that the Put Option and Down-Round Provision result in the Warrants qualifying as derivative liabilities, rather than equity instruments. The Company’s conclusion is based on the following: i) the Put Option embodies an obligation that permits Chambers to require the Company to repurchase the Warrants by transferring assets (cash), pursuant to Accounting Standards Codification (“ASC”) 480-10, “Distinguishing Liabilities from Equity”; and ii) the Down-Round Provision is not indexed to the Company’s own stock, as it could result in the exercise price of the Warrants being modified based upon a variable that is not an input to the fair value of a ‘fixed-for-fixed’ option, pursuant to ASC 815-40, “Derivatives and Hedging—Contracts in an Entity’s Own Stock”.

As such, the Company should have recorded the $2 million in cash consideration paid by Chambers, which represents the fair value of the Warrant on the issuance date, as a warrant derivative liability (rather than APIC). Subsequent to the issuance, the warrant liability should be recorded at fair value at each reporting date, with changes in such fair value being recorded through other income (expense) on the Company’s Statement of Operations. The Company determined the fair value of the Warrants at inception and each subsequent reporting date using a lattice model.

The aforementioned accounting error represents non-cash, items that result in the understatement of warrant derivative liabilities, overstatement of stockholders’ equity and under/overstatement of other income (expense) for the periods ended June 30, 2012 and September 30, 2012. The Company appropriately accounted for the Warrants as of, and for the period ended, December 31, 2012.

On April 10, 2013, the Audit Committee of the Company’s Board of Directors concluded that due to the error and failure of recognizing the Warrant as derivative liabilities, the Company’s previously issued unaudited consolidated financial statements as of, and for the periods ended June 30, 2012 and September 30, 2012 should no longer be relied upon. The Company intends to correct the effect of the accounting error described above by amending the previously filed the Form 10-Q for the periods ended June 30, 2012 and September 30, 2012.

As a result of the above described warrant derivative accounting errors, the Company examined and assessed the underlying internal control deficiencies that compromised the Company’s ability to prevent or detect such issues. Specifically, the Company has identified control deficiencies in the processes, procedures and controls related to derivative accounting.

Management reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of Tradeway Commission (COSO). As a result of that assessment, management identified control deficiencies that constituted a material weakness and accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012. For a description of the material weakness identified by management and management’s plan to remediate the material weakness, see “Part II - Item 9A—Controls and Procedures”.

PART I

Item 1 Business

History

Trans Energy, Inc. (we,” “our,” “us” or the “Company”) is an independent energy company engaged in the acquisition, exploration, development and production of natural gas and oil, and, to a lesser extent, the marketing and transportation of natural gas. As of December 31, 2012, we owned interests in and operate approximately 300 oil and gas wells in West Virginia, of which 127 are currently active and 22 were horizontal producing wells completed in the Marcellus Shale formation. We also own and operate an aggregate of 19 miles of 6-inch and 4-inch gas transmission lines located within West Virginia in the counties of Marion, Doddridge, Ritchie, Wetzel and Tyler. We also have 60,766 gross acres (23,176 net) under lease in West Virginia primarily in the counties of Wetzel, Marshall, Marion, and Doddridge.

Our principal executive offices are located at 210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170, and our telephone number is (304) 684-7053.

Recent Events

On February 28, 2013, our wholly owned subsidiary, American Shale Development, Inc. amended and restated the credit agreement that was previously entered into on February 29, 2012 by and among American Shale, several banks and other financial institutions or entities that from time-to-time will be parties to the Credit Agreement, and Chambers Energy Management, LP as the administrative agent. The new credit agreement was entered into among the parties in order to facilitate an increase in the principal amount of the borrowings under the facility to $75 million from $50 million. The additional funds were received February 28, 2013.

On January 24, 2013, we closed the sale of our interests in certain non-core assets for approximately $2,625,000 of net cash proceeds. The interests sold consisted of our working interest in all existing shallow wells, but we retained an overriding royalty interest of approximately 2.5% on most of the wells. The purchaser assumed the role of operator with respect to approximately 300 wellbores, and intends to commence a workover program with respect to a number of the existing wells. The wells produced at a rate of approximately 800 mcfe per day as of December 31, 2012, which was the effective date for the transaction. As of the December 31, 2011 reserve report, these wells had proven reserves of 2.5 Bcfe.

Additionally, we granted the purchaser (the “shallow operator”) the right to drill wells in or above conventional shallow Devonian formations, for leases where we currently hold rights to such depths. We did not farm out any of our rights to drill in deeper formations such as the Rhinestreet, Marcellus or Utica. We retained up to a 5% overriding royalty interest on any such wells drilled, depending on the net revenue interest.

On March 30, 2012, the Company and CIT Capital USA Inc. (“CIT”) entered into the Eighth Amendment of an existing credit agreement (the “Eight Amendment”). The Eighth Amendment and other related agreements extended the maturity date of such credit agreement to April 30, 2012 and waved specific items of default.

On April 26, 2012 (“Funding Date”), our newly created, wholly owned subsidiary, American Shale Development, Inc. (“American Shale”), closed the ASD Credit Agreement transaction that was entered into on February 29, 2012 by and among American Shale, several banks and other financial institutions or entities that from time-to-time will be parties to the ASD Credit Agreement (the “Lenders”), and Chambers Energy Management, LP as the administrative agent (“Agent”). Trans Energy is a guarantor of the ASD Credit Agreement as is Prima Oil Company, Inc. (“Prima”), another of our 100% wholly owned subsidiaries. The ASD Credit Agreement provides that Lenders will lend American Shale up to $50 million, which funds will be used to develop wells and properties that we have transferred to American Shale. Trans Energy received a portion of the funds from the ASD Credit Agreement to repay debts outstanding under the CIT credit agreement.

In order to accommodate the terms of the ASD Credit Agreement we have transferred certain assets and properties to American Shale. Trans Energy is not a direct party to the ASD Credit Agreement, but is a guarantor of loans to be made thereunder and has received a portion of the loan proceeds to repay certain outstanding debts. The assets and properties transferred are referred to herein as the “Marcellus Properties.” These consist of working interests (“WI”) in 14 (6.11 net) producing wells and 5 (1.49 net) wells in the process of being drilled and completed in the Marcellus shale liquids-rich gas field and approximately 23,000 net acres of Marcellus shale leasehold rights, located in Northwestern West Virginia in the counties of Wetzel, Marshall, Marion, Tyler, and Doddridge.

We drilled five horizontal wells in 2012 and retained a 50% working interest in two of the wells and approximately a 39% working interest in the remaining three wells. In 2011 we drilled six horizontal wells in a joint venture with Republic Partners targeting the Marcellus Shale. Republic Partners retained a 50% working interest in these wells, as permitted by the terms of the joint venture. Of the six horizontal wells drilled in 2011, four were drilled through a farm out with Gastar Exploration USA, Inc. (“Gastar”), whereby Gastar would purchase a working interest in the wellbores. We retained a 5% working interest in the wellbores and Gastar retained a 45% working interest. Once Gastar receives 100% of their investment; then our working interest will increase to 10% and Gastar’s working interest will be reduced to 40%. Republic Partners retained 50% working interest in these wells as permitted by the terms of the joint venture.

The following table summarizes the status of the wells drilled under the joint venture with Republic Partners.

Name	Net WI	Spud Date	Completion Date	Status
Whipkey 3H	.05	May 2011	August 2011	Producing
Lucey 2H	.05	August 2011	November 2011	Producing
Goshorn 1H	.05	October 2011	April 2012	Producing
Goshorn 2H	.05	November 2011	June 2012	Producing
Dewhurst 110H	.38	December 2011	September 2012	Producing
Dewhurst 111H	.38	December 2011	September 2012	Producing
Anderson 5H	.36	January 2012	May 2012	Producing
Anderson 7H	.36	January 2012	May 2012	Producing
Doman 1H	.50	April 2012	October 2012	January 2013
Doman 2H	.50	May 2012	October 2012	January 2013
Martinez 1H	.42	June 2012	Est. 2nd Q 2013	Est. 2nd Q 2013

Business History

Our business strategy is to economically increase reserves, production and the sale of natural gas and oil from existing and acquired properties in the Appalachian Basin, in order to maximize shareholders’ return over the long term. Our strategic location in West Virginia enables us to actively pursue the acquisition and development of producing properties in that area that will enhance our revenue base without proportional increases in overhead costs.

We have been an oil and gas developer for more than twenty years, but began a more aggressive focus on development and growth in early 2006. We began an effort to leverage the company’s acreage and reserves to fund development, and have drilled more than 35 wells since early 2006 and significantly increased production and reserves. During late 2007, we redirected our focus from shallow drilling to drilling exclusively in the Marcellus Shale. Management intends to continue to develop and increase the production from oil and natural gas properties that we currently own. We will continue to transport and market natural gas through our pipelines.

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

The majority of our natural gas is sold to SEI Energy, LLC, Dominion Gas and its subsidiary, East Resources.

Natural gas delivered through Trans Energy’s pipeline network is sold primarily to Dominion Gas, a local utility company, on an on-going basis at a variable price per month per Mcf, or to Sancho Oil and Gas Corporation (“Sancho”), a company controlled by a director of Trans Energy, at the industrial facilities near Sistersville, West Virginia during 2011. Approximately 98% is sold to Dominion and 2% is sold to Sancho. Under its contract with Sancho, we have the right to sell natural gas subject to the terms and conditions of a contract, as amended, that Sancho entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby we receive the full price that Sancho charges the end user, less a $0.05 per Mcf marketing fee paid to Sancho. The amount paid to Sancho under this agreement was approximately $135 in 2011. During 2012, Sacho retained their marketing fee.

We sell our oil production to third party purchasers under agreements at posted field prices. These third parties purchase the oil at the various locations where the oil is produced and haul it via truck. We currently sell to two oil purchasers, BD Oil Gathering Corp. and Clearfield Appalachian.

Competition

We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of the Appalachian Basin. Many competitors are large, well-known oil and gas and/or energy companies. Although no single entity dominates the industry, many of our competitors possess greater financial and personnel resources, sometimes enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects. We are and have the traditional competitive strengths of a regional operator, including long established contacts and in-depth knowledge of the local geography. There is also the possibility that future energy-related legislation and regulations may impact competitive conditions. Management believes that a viable market place exists for regional producers of natural gas and oil and operators of regional natural gas transmission systems.

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

We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed operations may have upon the environment. Requirements imposed by such authorities could be costly, time-consuming and could delay continuation of production or exploration activities. Further, the cooperation of other persons or entities may be required for us to comply with all environmental regulations. It is conceivable that future legislation or regulations may significantly increase environmental protection requirements and, as a consequence, our activities may be more closely regulated which could significantly increase operating costs. However, management is unable to predict the cost of future compliance with environmental legislation. As of the date hereof, management believes that we are in compliance with all present environmental regulations. Further, we believe that our oil and gas explorations do not pose a threat of introducing hazardous substances into the environment. If such an event should occur, we could be liable under certain environmental protection statutes and laws. We presently carry insurance for environmental liability.

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

Employees

As of the end of our fiscal year on December 31, 2012, we employed twenty-four full-time employees, consisting of five executives and managers, nine marketing, lease acquisition and clerical persons, and ten field operations employees.

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

We have a history of losses and may realize future losses

Our revenues decreased approximately 20% during the fiscal year ended December 31, 2012, primarily due to a decrease in the price for oil, natural gas and natural gas liquids. However, we may not achieve, or subsequently maintain profitability if our revenues do not increase in the future. We have experienced operating losses, negative cash flow from operations and net losses in most quarterly and annual periods for the past several years. As of December 31, 2012, our net operating loss carryforward was approximately $16.7 million and our accumulated deficit was approximately $33 million. We expect to continue to incur significant costs in connection with exploration and development of new and existing properties.

Accordingly, we will need to generate significant revenues to achieve, attain, and eventually sustain profitability. If revenues do not increase, we may be unable to attain or sustain profitability on a quarterly or annual basis. Any of these factors could cause the price of our stock to decline.

If we default on our revolving credit facility entered into on February 29, 2012, our financial condition and future operations would be severely and negatively affected.

Management has secured additional funding for 2013 capital expenditures though future capital requirements after 2013 may require additional capital borrowing, selling equity or equity-linked securities that would dilute the ownership percentage of our existing stockholders Such securities could also have rights, preferences or privileges senior to those of our common stock. Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit operating flexibility. We may not be able to obtain funds needed to finance operations at all, or may be able to obtain funds only on very unattractive terms. Management may also explore other alternatives such as a joint venture with other oil and gas companies. There can be no assurances, however, that we will conclude any such transaction.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition and results of operations.

Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of our reserves, see below for a discussion of the uncertainties involved in these processes. Our costs of drilling, completing and operating wells are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures could be materially and adversely affected by any factor that may curtail, delay or cancel drilling, including the following:

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

We have less experience in drilling wells to the Marcellus Shale (only 22 wells drilled since 2010) and limited information regarding reserves and decline rates in the Marcellus Shale. Wells drilled to this shale are more expensive and more susceptible to mechanical problems in drilling and completion techniques than wells in other conventional areas.

We have drilled and completed only 22 Marcellus Shale wells since 2010, and as a result, have limited horizontal drilling and completion experience. Other operators in the Marcellus Shale play may have significantly more experience in the drilling and completion of these wells, including the drilling and completion of horizontal wells. In addition, we have limited information with respect to the ultimate recoverable reserves and production decline rates in these areas. The wells drilled in the Marcellus Shale are primarily horizontal and require more stimulation, which makes them more expensive to drill and complete. The wells are also more susceptible to mechanical problems associated with the drilling and completion of the wells, such as casing collapse and lost equipment in the wellbore due to the length of the lateral portions of these unconventional wells. The fracturing of these shale formations will be more extensive and complicated than fracturing geological formations in conventional areas of operation.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

Our prospects are in various stages of evaluation. We cannot predict with certainty in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable, particularly in light of the current economic environment. The use of seismic data and other technologies, and the study of producing fields in the same area, will not enable us to know conclusively before drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercially viable quantities. Moreover, the analogies we draw from available data from other wells, more fully explored prospects or producing fields may not be applicable to our drilling prospects.

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

Revisions of oil and gas reserve estimates could adversely affect the trading price of our common stock. Oil and gas reserves and the standardized measure of discounted future net cash flows represent estimates, which may vary materially over time due to many factors.

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

In addition, the estimates of future net cash flows from proved reserves and the present value thereof are based upon various assumptions about prices and costs and future production levels that may prove to be incorrect over time. Any significant variance from those assumptions could result in material differences in the actual quantity of reserves and amount of future net cash flows from estimated oil and gas reserves.

Our estimates of proved reserves have been prepared under current rules of the Securities and Exchange Commission (“SEC”), which went into effect for fiscal years ending on or after December 31, 2009, and may make comparisons to prior periods difficult and could limit our ability to book additional proved undeveloped reserves in the future.

This Form 10-K presents estimates of our proved reserves as of December 31, 2012 and 2011, which have been prepared and presented under current SEC rules. These rules require SEC registrants to prepare their reserves estimates using revised reserve definitions and pricing based on the unweighted first-day-of-the-month average pricing for the previous 12 months, rather than year-end pricing.

Current SEC requirements also state that proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of initial booking. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program, particularly as we develop our acreage in the Marcellus Shale in West Virginia. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill and develop those reserves within the required five-year timeframe.

Our operations require significant amounts of capital and additional financing may be necessary in order for us to continue our exploration and development activities, including meeting certain drilling obligations under our existing lease obligations.

Our cash flow from our reserves may not be sufficient to fund our ongoing activities at all times. From time to time, we may require additional financing in order to carry out our oil and gas acquisitions, exploration and development activities. Failure to obtain such financing on a timely basis could cause us to forfeit our interest in certain properties as a result of not fulfilling our existing drilling commitments. Certain of our undeveloped leasehold acreage is subject to leases that will expire unless production is established or we meet certain capital expenditure and drilling requirements. If our revenues from our reserves decrease as a result of lower oil and natural gas prices or production, it will affect our ability to expend the necessary capital to replace our reserves or to maintain our current production. If our cash flow from operations is not sufficient to satisfy our capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements or available to us on favorable terms.

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

We must obtain governmental permits and approvals for our drilling operations, which can be a costly and time consuming process, and may result in delays and restrictions on our operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010 (the “Dodd-Frank Act”) provides for new statutory and regulatory requirements for swaps and other financial derivative transactions, including certain oil and gas hedging transactions. In its rulemaking under the Dodd–Frank Act, the Commodity Futures Trading Commission (“CFTC”) issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions would be exempt from these position limits. In September 2012, The U.S. District Court for the District of Columbia vacated and remanded the rules for position limits adopted by the CFTC in October 2011 based on a necessity finding. Position limits may be imposed upon certain derivative transactions, which may restrict our ability to utilize these products. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties or curtail our dealings with that counterparty. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

The rulemaking process under the Act has not been completed, and the timeframes for compliance with rules under the Act that are effective remain uncertain. Consequently, it is not possible at this time to determine the full effect that the Act and the rules and regulations adopted under the Act will have on our ability to continue to use the derivative products we currently utilize.

We depend on a relatively small number of purchasers for a substantial portion of our revenue. The inability of one or more of our purchasers to meet their obligations may adversely affect our financial results.

We derive a significant amount of our revenue from a relatively small number of purchasers. Our inability to continue to provide services to key customers, if not offset by additional sales to other customers, could adversely affect our financial condition and results of operations. These companies may not provide the same level of our revenue in the future for a variety of reasons, including their lack of funding, a strategic shift on their part in moving to different geographic areas in which we do not operate or our failure to meet their performance criteria. The loss of all or a significant part of this revenue would adversely affect our financial condition and results of operations.

There are many competitors in the oil and gas industry

We encounter many competitors in the oil and gas industry including in the exploration and development of properties and the sale of oil and gas. Management expects competition to continue to intensify in the future. Many existing and potential competitors have greater financial resources, larger market share and more customers than us, which may enable them to establish a stronger competitive position than we possess. If we fail to address competitive developments quickly and effectively, we will not be able to grow and our business will be adversely affected.

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

Our future success also depends, in part, on the ability to retain our executive officers and other key employees. We do not carry, nor do we anticipate obtaining, “key man” insurance on our executives. It would be difficult for us to replace any one of these individuals. In addition, we may need to hire additional key personnel as we grow. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

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

If we do not generate cash from our operations to finance future business, we may need to raise additional funds through public or private financing opportunities. The issuance of a substantial number of our common shares to individuals or in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. Any such issuances would dilute the equity interests of existing stockholders.

We do not intend to pay dividends

To date, we have never declared or paid a cash dividend on shares of our common stock. We currently intend to retain any future earnings for growth and development of the business; therefore, we do not anticipate paying any dividends in the foreseeable future.

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

Item 1B Unresolved Staff Comments

The staff of the Securities and Exchange Commission (“SEC Staff”) conducted a review of our Annual Report on Form 10-K for the year ended December 31, 2009 and 2010 and issued a letter commenting on certain aspects of these reports. We believe that all matters addressed in the comment letters and our subsequent responses to these letters and discussions with the SEC Staff have been resolved with the exception of certain disclosures related to our proved undeveloped reserves. Based on discussions with staff members at the SEC regarding the response, the remaining unresolved comment will require that the Company file an amendment to its Form 10-K for the year ended December 31, 2009 and 2010 to remove our proven undeveloped reserves that do not meet the criteria to be reported based on our financial situation.

Item 2 Properties

Our properties consist of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia. Our proved reserves as of December 31, 2012 and, 2011, are set forth below:

	As of December 31,
	2012				2011
	Oil and Condensates (BBL)	Natural Gas (MCF)	NGL (BBL)	MCFE	Oil and Condensates (BBL)	Natural Gas (MCF)	NGL (BBL)	MCFE
Developed Producing	126,995	23,716,531	839,524	29,515,645	163,316	16,695,133	559,389	21,031,363
Developed Non-Producing	2,473	4,356,390	198,053	5,559,546	—	—	—
Proved Undeveloped	4,267	15,866,084	612,296	19,565,462	590	679,280	33,209	882,074

Total Proved	133,735	43,939,005	1,649,873	54,640,653	163,906	17,374,413	592,598	21,913,437

The increase in reserves is from drilling in the Marcellus Shale formation and not in the traditional shallow well formations. In recent years, the application of lateral well drilling and completion technology has led to the development of the Marcellus Shale. The development of the Marcellus Shale has transformed the Appalachian Basin into one of the country’s premier natural gas reserves plays. The horizontal lateral exceeds 2,000 feet in length and typically involves multistage fracturing completions.

Proved undeveloped reserves as of December 31, 2011 and 2012 reflect the Company’s net working interest in such reserves that we have the intent and ability to develop, within five years of initial booking, through existing farm-out agreements and our joint venture with Republic partners, which will be financed by cash flow from operations and additional financing received in 2012 and 2013 from Chambers.

A review of our reserves was conducted as of December 31, 2012 and 2011 by Wright and Company, Inc., our independent petroleum consultants. The engineer was selected for their geographic expertise and their historical experience in engineering certain properties. The technical person responsible for reviewing the reserve estimates meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We work closely with our independent petroleum consultants to ensure the integrity, accuracy and timeliness of data furnished to the independent petroleum consultants for their reserves review process. Throughout the year, our technical team meets periodically with representatives from our independent petroleum consultants to review properties and discuss methods and assumptions. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, our senior management reviews and approves any internally estimated significant changes to our proved reserves. We provide historical information to our consultants for all of our producing properties such as ownership interest; oil and gas production; well test data; commodity prices and operating and development costs. The consultants perform an independent analysis and differences are reviewed.

All of our reserve estimates are reviewed and approved by the Company’s President, John Corp. Mr. Corp is a graduate of Marietta College with a Bachelor of Science in Petroleum Engineering and has over thirty years experience in the oil & gas industry.

Effective for the year end 2009 and thereafter, SEC reporting rules require that year-end reserve calculations and future cash inflows be based on the simple average of the first-day-of-the-month price for the previous twelve month period. The benchmark prices as of December 31, 2012 and 2011 used in the above table were as follows:

	Oil	Condensates	Natural Gas	NGL
	(BBL)	(BBL)	(MMBTU)	(BBL)
2012	$94.71	$81.27	$2.76	$34.00
2011	$89.73	$58.21	$4.24	$48.65

The company’s gas processing arrangement did not allow for the separation of condensates or NGL prior to 2011. The separation of the liquid from the gas stream commenced April, 2011 with the opening of the Fort Beeler Operating Facility.

Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other that the SEC in 2012 and 2011. See Note 18, Supplementary Information on Oil and Gas Producing Activities (unaudited) included as part of our consolidated financial statements.

Productive Wells

The following table summarizes the total number of wells and undrilled locations to which proved developed reserves and proved undeveloped reserves, respectively, are attributed. Wells are shown on a gross basis.

	As of December 31,
	2012		2011
	Oil	Natural Gas	Oil	Natural Gas
Producing Wells	82	38	82	38
Non-Producing Wells	—	4	—	—
Undrilled Well Locations	—	6	—	2

Total Wells and Well Locations	82	48	82	40

We excluded all shallow wells with no or minimal production since we do not plan on a rework program at this time.

Drilling Activity

The following table summarizes completed and producing drilling activity for the past two years. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells.

	During the Year Ended, December 31,
	2012		2011
	Gross	Net	Gross	Net
Development Wells
Productive	8	3.4	2.0	0.1
Dry	—	—	—	—
Exploratory Wells
Productive	—	—	—	—
Dry	—	—	—	—

Total	8	3.4	2.0	0.1

The Dewhurst 110H, Dewhurst 111H, Goshorn 1H, and Goshorn 2H were drilled in the fourth quarter of 2011. These wells were completed by the second quarter of 2012, and are reflected in the table above.

The Anderson 5H, Anderson 7H, were completed in the first quarter of 2012. The Doman 1H and Doman 2H were drilled in the second quarter of 2012 and were completed in the third quarter of 2012. The Martinez 1H was drilled in the second quarter of 2012 but will not be completed until 2013 and is not reflected in the table above.

Oil and Gas Acreage

The following table summarizes our gross and net developed and undeveloped oil and gas acreage under lease in West Virginia as of December 31, 2012 and 2011.

	Developed Acres		Undeveloped Acres		Total
	Gross	Net	Gross	Net	Gross	Net
2012	34,800	15,946	25,966	7,230	60,766	23,176
2011	27,550	13,997	24,751	7,039	52,301	21,036

The following table sets forth, for our continuing operations, the gross and net acres of undeveloped acreage that will expire during the periods indicated if not ultimately held by production by drilling efforts:

Year Ending	Expiring Acreage
December 31,	Gross	Net
2013	9,170	2,325
2014	2,513	686
2015	2,926	853
2016	6,284	1,811
2017	4,571	1,420

2018	322	55
2019	—	—
2020	180	80

Total	25,966	7,230

The following table sets forth certain information regarding production volumes, revenue, average prices received and average production costs associated with our sales of oil and natural gas for the periods noted.

	Year Ended December 31,
	2012	2011
Net Production:
Oil (Bbl)	11,006	15,876
Natural Gas (Mcf)	2,118,350	2,769,410
NGL (Bbl)	83,574	42,691

Natural Gas Equivalent (Mcfe)	2,685,830	3,120,812

Oil and Natural Gas Sales:
Oil	$1,012,918	$1,554,923
Natural Gas	7,754,107	10,214,728
NGL	2,589,601	2,527,232

Total	$11,356,626	$14,293,883

Average Sales Price:
Oil ($ per Bbl)	$92.03	$97.94
Natural Gas ($ per Mcf)	$3.66	$3.69
NGL ($ per Bbl)	$30.99	$59.20
Natural Gas Equivalent ($ per Mcfe)	$4.23	$4.58
Oil and Natural Gas Costs:
Lease operating expenses	$6,169,198	$3,314,707
Average production cost per Mcfe	$2.30	$1.06

It is our intention to purchase assets and/or property for the purpose of enhancing our primary business operations. We are not limited as to the percentage amount of our assets we may use to purchase any additional assets or properties.

Facilities

We currently occupy approximately 4,000 square feet of office space in St. Marys, West Virginia, which we share with our wholly-owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc., American Shale Development, Inc., and Tyler Energy, Inc. We lease this space from an unaffiliated third party under a verbal arrangement for $1,800 per month, inclusive of utilities.

Item 3 Legal Proceedings

Certain material pending legal proceedings to which we are a party or to which any of our property is subject, is set forth below:

On May 11, 2011, we filed an action in the U.S. District Court for the Northern District of West Virginia against EQT Corporation, a Pennsylvania corporation (Trans Energy, Inc., et al. v. EQT Corporation). The action relates to our attempt to quiet title to certain oil and gas properties referred to as the Blackshere Lease, consisting of approximately 22 oil and/or gas wells on the Blackshere Lease. The defendant, EQT Corporation, has filed with the Court an answer and counterclaim wherein it claims it holds title to the natural gas within and underlying the Blackshere Lease. We believe that we will ultimately prevail in the action, but it is too early in the proceedings to accurately assess the final outcome. Currently the Company has no plans to drill on this acreage. On September 5, 2012, the parties filed competing motions seeking summary judgment in this case. On November 26, 2012, the Court granted our motion for summary judgment and denied the defendant’s motions for declaratory judgment and summary judgment. At this time, the defendant has appealed the Court’s decision.

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

On January 14, 2013, Abcouwer filed an action in the Circuit Court of Kanawha County, West Virginia against the Company, and two individual defendants currently on the Board of Directors of the Company – William F. Woodburn (“Woodburn”) and Loren E. Bagley (“Bagley”). The matter is identified as Civil Action No. 13-C-56 and was assigned to the Honorable Carrie L. Webster. In his complaint, Abcouwer alleges that Plaintiff and Defendants entered into a verbal agreement that required the Company to enter into a third party sales transaction which would have allegedly caused Abcouwer to make significant profit as the result of his ownership of Company stock. Abcouwer alleges that he lost approximately $30 million as a result of the fact that no sale of the Company ever took place. The Company believes that no such agreement existed and that Abcouwer’s claims are wholly without merit. On March 25, 2013, the Company filed an answer denying the existence of any liability and asserting, in the alternative, counterclaims for fraud and breach of fiduciary duty. The Company’s counterclaims allege that, to the extent a binding agreement between Abcouwer and the Company existed, Abcouwer failed to disclose such agreement to the Company and the SEC despite a duty to do so.

On September 28 and December 17, 2012, the U.S. Environmental Protection Agency (“EPA”) issued to the company seven administrative compliance orders and a request for information. The orders and request relate to our compliance with Clean Water Act (“CWA”) permitting requirements at seven pond and/or well site locations in Marshall and Wetzel Counties, West Virginia and concern the alleged discharge of dredged and/or fill material into waters of the United States. The company is actively cooperating with the EPA to resolve these matters in a timely manner. The CWA provides authority for significant civil and criminal penalties for the placement of fill in a jurisdictional stream or wetland without a permit from the Army Corps of Engineers, including for civil penalties as high as $37,500 per day per violation. Monetary civil and/or criminal penalties can be substantial for non-compliance with CWA requirements. The CWA sets forth criteria, including degree of fault and history of prior violations, which may influence CWA penalty assessments. The EPA may also seek to recover any economic benefit derived from non-compliance with the CWA.

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

	High	Low
2012
First Quarter	$2.95	$1.26
Second Quarter	$2.30	$1.60
Third Quarter	$2.25	$1.51
Fourth Quarter	$3.00	$1.67
2011
First Quarter	$3.05	$2.70
Second Quarter	$3.00	$2.30
Third Quarter	$3.02	$2.30
Fourth Quarter	$3.10	$2.40

As of March 31, 2013, there were approximately 420 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts. We estimate there to be approximately 1,600 such shareholders.

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

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Trans Energy’s financial position, changes in financial condition, and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements (“Footnote” or “Notes”) and should be read in conjunction with the Consolidated Financial Statements and Notes.

Certain statements in this report including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, Trans Energy desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. The Company’s forward-looking statements should be read in conjunction with the Company’s comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. For a list of these factors, risks and uncertainties, refer to Item 1A—Risk Factors.

Business Strategy

Trans Energy is an independent energy company primarily engaged in the acquisition, exploration, development, and production of natural gas and crude oil properties, with interests targeting the Marcellus Shale in West Virginia. We successfully increased our drilling program in 2012 and 2011, adding both natural gas and natural gas liquids reserves to the Company’s 2012 proved reserve base and natural gas and crude oil reserves to the Company’s 2011 proved reserves base. Furthermore, the Company established major interconnects with interstate pipelines to allow increased access to the market.

We intend to focus our development and exploration efforts in our Marcellus Properties and utilize our acreage position to expand our reserve base through continued exploratory and development drilling in the Marcellus Shale for 2013 and beyond. We will evaluate our properties on a continuous basis in order to optimize our existing asset base. We plan to employ the latest drilling, completion and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells. We believe that our acreage position will allow us to grow through horizontal drilling in the near term.

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

Results of Operations

	Fiscal Year Ended
	December 31,
	2012	2011
Total revenues	$11,755,421	$14,721,233
Total costs and expenses	(26,602,269)	(16,579,163)
Gain on sale of assets	112,898	12,627,896

(Loss) income from operations	(14,733,950)	10,769,966
Other expenses	(6,527,667)	(1,629,290)
Income tax benefit (expense)	58,013	(214,000)

Net (loss) income	(21,203,604)	8,926,676

Total revenues of $11,755,421 for the year ended December 31, 2012 decreased $2,965,812 or 20% compared to $14,721,233 for the year ended December 31, 2011. The decrease in revenue is due to a decrease in pricing on oil, natural gas, natural gas liquids, and production volumes. We focused our efforts during 2012 and 2011 on the implementation of our drilling program in Marshall and Wetzel Counties, West Virginia. We expect an increase in production from the drilling program throughout 2013.

Production costs increased $2,719,627 or 67% for 2012 as compared to 2011, primarily due to an increase in transportation fees and natural gas liquid processing fees, associated with the increased production in NGLs. In lieu of constructing and maintaining a pipeline, the Company has agreed to pay the transporter $0.35 per MCF to transport a contractual amount of production on the first well drilled on the pad. After the contractual amount is transported, the price reduces to $0.15 per MCF to transport gas. Any future wells drilled are charged $0.15 per MCF for transporting the gas produced. We are contractually obligated to provide 2,000,000 MMBTU/mile of lateral extension that must be fulfilled within the first five years in order to reduce our transportation fee per MCF. If the volumes are not met the transportation fee remains at $0.35 per MCF.

Depreciation, depletion, amortization and accretion expense decreased $1,787,116 or 32% for 2012 as compared to 2011, primarily due to lower production volumes and higher year end reserves.

Impairment of oil and gas properties for 2012 increased by $8,844,653 due to the write down of shallow producing properties. The shallow oil and gas properties were written down to the net cash proceeds to be received from the shallow well sale in January 2013, plus a value for the ORRI retained by the company.

Selling, general and administrative expense increased $245,942 or 4% for 2012 as compared to 2011, due to increased legal fees, and an increase in share based compensation, including related one-time employment separation agreements, which was partially offset by a decrease in consulting fees for debt restructuring during the year.

Gain on sale of assets decreased by $12,514,998 in 2012 as compared to 2011. During 2011 2,950 net acres were sold to Republic Energy Ventures, LLC at $4,750 per net acre for total pretax proceeds of $14,012,500. Proceeds from this transaction were used to repay $5 million to CIT in April 2011, with the remainder being used to partially fund the drilling and completion expenses for certain wells.

Our loss from operations for 2012 was $14,733,950 compared to income of $10,769,966 for 2011. This change is primarily due to the large sale of acreage in 2011 and the decrease in production revenue as well as the oil and gas property impairment recorded for 2012.

Interest expense increased $4,059,527 or 242% for 2012, as compared to 2011 due to a significantly higher loan balance after the refinancing. The average loan balances for 2012 and 2011 were $38,699,144 and $14,545,338, respectively.

(Loss) on derivative for 2012 was $807,639 compared to a gain of $48,943 in 2011. The loss for 2012 was the result of recording the change in the value of the put option associated with our warrant derivative liability.

We have accumulated approximately $16.7 million of net operating loss carryforwards as of December 31, 2012, which may be offset against future tax obligations through 2031. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there would be an annual limitation on the amount of net operating loss carryforwards which can be used. We recorded $214,000 in income tax expense in 2011, for alternative minimum tax related to our gain on sale. No tax benefit has been reported in the financial statements for the year ended December 31, 2012 because the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues, borrowed funds and the proceeds of acreage sales. At December 31, 2012, we have positive working capital of $2,487,924 compared to a working capital deficit of $18,362,177 at December 31, 2011. This increase in working capital is primarily attributed to an increase in cash to pay off accounts payable and a reduction of the current portion of notes payable due to obtaining the Chambers financing.

During 2012, net cash used by operating activities was $14,707,856 compared to net cash provided of $16,531,927 in 2011. This decrease in cash flow from operating activities is primarily due to a significant decrease in accounts payable and a decrease in net income.

We expect our cash flow provided by operations for 2013 to increase because of higher projected production from the drilling program, combined with steady operating, general and administrative, interest and financing costs per Mcfe.

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

During 2012, net cash used for investing activities was $24,845,110 compared to net cash used of $3,848,414 in 2011. The reason for the change was a decrease in cash proceeds from acreage sales and increased expenditures for oil and gas properties during 2012 compared to 2011. See notes 6 and 8 to the financial statements for additional information.

During 2012, net cash provided by financing activities was $32,676,398 compared to net cash used of $5,832,802 in 2011. This change reflects the refinancing of the Company’s debt. We anticipate meeting our working capital needs with revenues from our ongoing operations and the $25 million in additional funding received from Chambers in 2013.

Inflation

In the opinion of our management, inflation has not had a material overall effect on our operations of Trans Energy. However, our credit facility is indexed to LIBOR and any increase in LIBOR would affect our interest costs.

Subsequent Events

On February 28, 2013, our wholly owned subsidiary, American Shale Development, Inc. amended and restated the credit agreement that was previously entered into on February 29, 2012 by and among American Shale, several banks and other financial institutions or entities that from time-to-time will be parties to the Credit Agreement, and Chambers Energy Management, LP as the administrative agent. The new credit agreement was entered into among the parties in order to facilitate an increase in the principal amount of the borrowings under the facility to $75 million from $50 million.

On January 24, 2013, we closed the sale of our interests in certain non-core assets for approximately $2,625,000 of net cash proceeds. The interests sold consisted of our working interest in all existing shallow wells, but we retained an overriding royalty interest of approximately 2.5% on most of the wells. The purchaser assumed the role of operator with respect to approximately 300 wellbores, and intends to commence a workover program with respect to a number of the existing wells. The wells produced at a rate of approximately 800 mcfe per day as of December 31, 2012, which was the effective date for the transaction. As of the December 31, 2011 reserve report, these wells had proven reserves of 2.5 Bcfe.

Additionally, we granted the purchaser (the “shallow operator”) the right to drill wells in or above conventional shallow Devonian formations, for leases where we currently hold rights to such depths. We did not farm out any of our rights to drill in deeper formations such as the Rhinestreet, Marcellus or Utica. We retained up to a 5% overriding royalty interest on any such wells drilled, depending on the net revenue interest.

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

New Accounting Standards

Trans Energy reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncement will have a material impact on our financial position, results of operations or cash flows.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2012 and 2011 and for the fiscal years ended December 31, 2012 and 2011 have been audited to the extent indicated in their report by Maloney + Novotny, LLC, independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles. The aforementioned financial statements are included herein starting with page F-1.

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

Evaluation of Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Principle Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, has concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective because of the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the reporting company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). Specifically, the Company did not properly report the fair value of its warrant derivative as a liability and the change in the liability’s fair value in its Consolidated Statements of Operations. This matter was discovered subsequent to December 31, 2012, and as a result, the Company restated its previously issued interim financial statements for periods ended June 30 and September 30, 2012.

We concluded that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of its operations and cash flows for the year ended December 31, 2012 in conformity with U.S. GAAP.

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

Under the supervision and with the participation of our management, including our Principle Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2012, and did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with our Board of Directors.

Changes in Internal Control over Financial Reporting

We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we will identify measures to address the material weakness. Our management, with the oversight of the audit committee of our board of directors, will continue to assess and take steps to enhance the overall design and capability of our control environment in the future. More specifically, the Company intends to remediate the material weakness in the internal control over financial reporting identified above by adding additional controls over derivative accounting and the application of relevant accounting guidance.

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

Item 14 Principal Accounting Fees and Services

Information as to Item 14 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

PART IV

Item 15 Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Name

3.1(1)	Articles of Incorporation and all amendments pertaining thereto, for Apple Corp., an Idaho corporation

3.2(1)	Articles of Incorporation for Trans Energy, Inc., a Nevada corporation

3.3(1)	Articles of Merger for the States of Nevada and Idaho

3.4(1)	By-Laws

4.1(1)	Specimen Stock Certificate

10.1(1)	Marketing Agreement with Sancho Oil and Gas Corporation

21.1(6)	Subsidiaries of Registrant (Revised)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Independent Engineer Resource Report for the year ended December 31, 2012.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed and note filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

By	/s/ John G. Corp
John G. Corp,
President and Principal Executive Officer

Dated: April 16, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Corp	President and Director	April 16, 2013
John G. Corp	(Principal Executive Officer)

/s/ John S. Tumis	Chief Financial Officer	April 16, 2013
John S. Tumis

/s/ Loren E. Bagley	Director	April 16, 2013
Loren E. Bagley

/s/ William F. Woodburn	Director	April 16, 2013
William F. Woodburn

/s/ Josh L. Sherman	Director	April 16, 2013
Josh L. Sherman

/s/ Richard L. Starkey	Director	April 16, 2013
Richard L. Starkey

/s/ Stephen P. Lucado	Director	April 16, 2013
Stephen P. Lucado

/s/ Robert L. Richards	Director	April 16, 2013
Robert L. Richards

TRANS ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trans Energy, Inc.

St. Marys, West Virginia

We have audited the accompanying consolidated balance sheets of Trans Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans Energy, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maloney + Novotny LLC

Maloney + Novotny LLC

Cleveland, Ohio

April 15, 2013

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$1,009,084	$7,885,652
Accounts receivable, trade	3,143,766	2,074,851
Accounts receivable, related parties	18,500	18,500
Advance royalties	221,452	114,099
Prepaid expenses	407,596	73,098
Accounts receivable due from non-operator, net	—	1,754,020
Deferred financing costs, net of amortization of $402,525 and $712,500	603,788	237,500

Total Current Assets	5,404,186	12,157,720
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	47,730,848	28,114,329
Unproved properties	12,008,550	7,752,858
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(8,809,022)	(4,537,522)

Oil and gas properties, net	52,317,816	32,717,105
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $239,277 and $201,214, respectively	665,874	656,064
OTHER ASSETS
Assets held for sale	3,013,000	12,393,976
Deferred financing costs	735,662	—
Other assets	301,923	300,952

Total Other Assets	4,050,585	12,694,928

TOTAL ASSETS	$62,438,461	$58,225,817

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	December 31,	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$187,089	$14,333,750
Accounts payable due to drilling operator	839,456	—
Accounts payable, related party	1,500	2,150
Accrued expenses	1,642,718	1,152,885
Revenue Payable	225,674	451,825
Taxes Payable	—	270,708
Notes payable – current	19,825	14,308,579

Total Current Liabilities	2,916,262	30,519,897
LONG-TERM LIABILITIES
Notes payable, net	48,225,848	5,612
Asset retirement obligations	28,317	31,568
Liabilities held for sale	388,005	225,083
Warrant derivative liability	2,808,278	—

Total Long-Term Liabilities	51,450,448	262,263

Total Liabilities	54,366,710	30,782,160

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock 500,000,000 shares authorized at $0.001 par value; 13,238,228 and 12,981,828 shares issued, and 13,236,228 and 12,979,828 shares outstanding, respectively	13,238	12,982
Additional paid-in capital	41,131,636	39,300,194
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(33,071,173)	(11,867,569)

Total Stockholders’ Equity	8,071,751	27,443,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,438,461	$58,225,817

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2012	2011
REVENUES	$11,755,421	$14,721,233
COSTS AND EXPENSES
Production costs	6,771,123	4,051,496
Depreciation, depletion, amortization and accretion	3,778,563	5,565,679
Impairment of oil and gas properties	10,132,702	1,288,049
Selling, general and administrative	5,919,881	5,673,939

Total Costs and Expenses	26,602,269	16,579,163
Gain on sale of assets	112,898	12,627,896

(LOSS) INCOME FROM OPERATIONS	(14,733,950)	10,769,966

OTHER INCOME (EXPENSES)
Interest income	18,774	1,043
Interest expense	(5,738,803)	(1,679,276)
(Loss) Gain on derivatives	(807,639)	48,943

Total Other Income (Expenses)	(6,527,667)	(1,629,290)

NET (LOSS) INCOME BEFORE INCOME TAXES	(21,261,617)	9,140,676
INCOME TAX BENEFIT (EXPENSE)	58,013	(214,000)

NET (LOSS) INCOME	$(21,203,604)	$8,926,676

(LOSS) EARNINGS PER SHARE—BASIC	$(1.62)	$0.70
(LOSS) EARNINGS PER SHARE—DILUTED	$(1.62)	$0.66
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	13,074,208	12,807,964
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	13,074,208	13,552,221

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2012 and 2011

			Additional
	Common Stock		Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2010	12,737,328	$12,737	$38,256,340	$(1,950)	$(20,794,245)	$17,472,882
Stock issued for note conversion	60,000	60	68,940	—	—	69,000
Shares issued for services	184,500	185	506,916	—	—	507,101
Stock Option Compensation expense	—	—	467,998	—	—	467,998
Net income	—	—	—	—	8,926,676	8,926,676

Balance, December 31, 2011	12,981,828	12,982	39,300,194	(1,950)	(11,867,569)	27,443,657
Shares issued for services	256,400	256	687,454	—	—	687,710
Stock Option Compensation expense	—	—	1,143,988	—	—	1,143,988
Net loss	—	—	—	—	(21,203,604)	(21,203,604)

Balance, December 31, 2012	13,238,228	$13,238	$41,131,636	$(1,950)	$(33,071,173)	$8,071,751

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(21,203,604)	$8,926,676
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation, depletion, amortization, and accretion	3,778,563	5,565,679
Impairment of fixed assets	10,132,702	1,288,049
Amortization of deferred financing cost and debt discount	1,345,908	712,500
Share-based compensation	1,831,698	975,099
Gain on sale of assets	(112,898)	(12,627,896)
Unrealized loss on derivatives	808,278	187,590
Interest and legal expense added to principal	1,057,226	1,245,698
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,068,915)	(879,592)
Accounts receivable due from non-operator, net	1,754,020	(1,671,056)
Advance royalties and other assets	(250,971)	(14,718)
Prepaid expenses and other current assets	(441,851)	752,548
Accounts payable and accrued expenses	(12,679,959)	11,798,817
Accounts payable drilling operator	839,456	—
Accounts payable related party	(650)	—
Revenue payable	(226,151)	451,825
Income tax payable	(270,708)	(179,292)

Net cash (used) provided by operating activities	(14,707,856)	16,531,927

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on note receivable	—	27,295
Proceeds from sale of assets	328,466	13,785,812
Expenditures for oil and gas properties	(25,080,332)	(17,531,269)
Expenditures for property and equipment	(93,244)	(130,252)

Net cash used for investing activities	(24,845,110)	(3,848,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	69,000
Deferred financing cost	—	(850,000)
Financing costs paid	(1,491,976)
Proceeds from issuance of warrant derivative liability	2,000,000
Proceeds from notes payable	47,043,307	—
Payments on notes payable	(14,874,933)	(5,054,802)

Net cash provided (used) by financing activities	32,676,398	(5,835,802)

NET CHANGE IN CASH	(6,876,568)	6,847,711
CASH, BEGINNING OF YEAR	7,885,652	1,037,941

CASH, END OF YEAR	$1,009,084	$7,885,652

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$4,044,987	$434,056
Income Taxes	212,396	212,272

Non-cash investing and financing activities
Accrued expenditures for oil and gas properties	259,017	1,235,881
Increase in asset retirement obligation	112,667	16,229
Reclass from accrued expenses to notes payable	—	725,000
Accrued expenditures for debt refinancing	—	350,000
Interest added to loan	—	1,245,696

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – RESTATEMENT TO CERTAIN QUARTERLY UNAUDITED INFORMATION

On April 15, 2013, Trans Energy, Inc. (“Trans Energy”, or the “Company”) announced that it had identified an accounting error related to certain puttable warrants issued in conjunction with a Credit Agreement (the “ASD Credit Agreement”) that the Company’s wholly owned subsidiary, American Shale Development, Inc. (“American Shale” or “ASD”), entered into on February 29, 2012. The ASD Credit Agreement includes financing from several banks and other financial institutions, and Chambers Energy Management, LP, as administrative agent (“Chambers”).

For participation in the ASD Credit Agreement, American Shale, for and in consideration of $2 million, entered into a Warrant Agreement (“Warrant”) with Chambers. The Warrant provides Chambers the option to purchase up to 19.5% of the common shares of ASD at an exercise price of $5,137,000 for a period of three years ending on February 28, 2015. The Warrant also includes a feature under which Chambers has the option (the “Put Option”), at its sole discretion, to put (i.e., sell) the Warrant back to the Company at the three year anniversary date (if not earlier due to other factors), in return for a cash payment equal to the excess of i) the fair market value of an ASD common share over ii) the Warrant strike price of $263.44. In addition, the Warrant strike price will be reduced to equal the offering price of any common shares subsequently sold below $263.44 (the “Down-Round Provision”).

Trans Energy initially reported the cash consideration of $2 million received for issuing the Warrant as Additional Paid in Capital (“APIC”) within Stockholders’ Equity in the Quarterly Reports on Form 10-Q previously filed for the periods ended June 30, 2012 and September 30, 2012, respectively.

However, upon further analysis, the Company has determined that the Put Option and Down-Round Provision result in the Warrants qualifying as derivative liabilities, rather than equity instruments. The Company’s conclusion is based on the following: i) the Put Option embodies an obligation that permits Chambers to require the Company to repurchase the Warrants by transferring assets (cash), pursuant to Accounting Standards Codification (“ASC”) 480-10, “Distinguishing Liabilities from Equity”; and ii) the Down-Round Provision is not indexed to the Company’s own stock, as it could result in the exercise price of the Warrants being modified based upon a variable that is not an input to the fair value of a ‘fixed-for-fixed’ option, pursuant to ASC 815-40, “Derivatives and Hedging—Contracts in an Entity’s Own Stock”.

As such, the Company should have recorded the $2 million in cash consideration paid by Chambers, which represents the fair value of the Warrant on the issuance date, as a warrant derivative liability (rather than APIC). Subsequent to the issuance, the warrant liability should be recorded at fair value at each reporting date, with changes in such fair value being recorded through other income (expense) on the Company’s Statement of Operations. The Company determined the fair value of the Warrants at inception and each subsequent reporting date using a lattice model.

The aforementioned accounting error represent non-cash, items that result in the understatement of warrant derivative liabilities, overstatement of stockholders’ equity and under/overstatement of other income (expense) for the periods ended June 30, 2012 and September 30, 2012, as noted in the table below. The Company appropriately accounted for the Warrants as of, and for the period ended, December 31, 2012.

On April 10, 2013, the Audit Committee of the Company’s Board of Directors concluded that due to the error and failure of recognizing the Warrant as derivative liabilities, the Company’s previously issued unaudited consolidated financial statements as of, and for the periods ended June 30, 2012 and September 30, 2012 should no longer be relied upon. The Company intends to correct the effect of the accounting error described above by amending the previously filed the Form 10-Q for the periods ended June 30, 2012 and September 30, 2012.

Summary effects of restatement on unaudited quarterly periods

The following tables set forth the effects of the restatement on the Company’s previously reported Unaudited Quarterly Consolidated Financial Statements for the period ended June 30, 2012 and September 30, 2012.

	As of
	June 30, 2012		September 30, 2012
Unaudited Quarterly Information	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Balance Sheets
Warrant Derivative Liability	$0	$1,156,660	$0	$1,219,683
Total Liabilities	50,768,194	51,924,854	50,528,447	51,748,130
Shareholders’ Equity	26,249,913	25,093,253	23,260,533	22,040,850

	Three Months Ended
	June 30, 2012		September 30, 2012
Unaudited Quarterly Information	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Operations
Gain (Loss) on Derivatives	$0	$843,340	$0	$(63,023)
Total Other Income (Expenses)	(1,426,154)	(582,814)	(1,655,966)	(1,718,989)
Net (loss)	(2,713,761)	(1,870,421)	(3,506,749)	(3,569,772)
Per share amounts:
Basic earnings (loss) per share	$(0.21)	$(0.14)	$(0.27)	$(0.27)
Diluted earnings (loss) per share	(0.21)	(0.14)	(0.27)	(0.27)

	Six Months Ended		Nine Months Ended
	June 30, 2012		September 30, 2012
Unaudited Quarterly Information	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Operations
Gain on Derivatives	$639	$843,979	$639	$780,956
Total Other Income (Expenses)	(1,857,066)	(1,013,726)	(3,513,033)	(2,732,716)
Net (loss)	(4,210,229)	(3,366,889)	(7,716,979)	(6,936,662)
Per share amounts:
Basic earnings (loss) per share	$(0.32)	$(0.26)	$(0.59)	$(0.53)
Diluted earnings (loss) per share	(0.32)	(0.26)	(0.59)	(0.53)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Trans Energy is an independent energy company engaged in the acquisition, exploration, development, and production of oil and natural gas. Its operations are presently focused in the State of West Virginia.

Principles of Consolidation

The consolidated financial statements include Trans Energy and its wholly-owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc, American Shale Development, Inc., and Tyler Energy, Inc., and interest with joint venture partners, which are accounted for under the proportioned consolidation method. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Receivables

Accounts receivable are carried at their expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, estimates of the recoverability of the amounts due could be overstated, which could have a negative impact on operations. No allowance for doubtful accounts is deemed necessary at December 31, 2012 and December 31, 2011 by management and no bad debt expense was incurred during the years ended December 31, 2012 and 2011.

Financing Cost

In connection with obtaining new financing in April 2012, the Company incurred $1,741,975 in fees during the second and third quarter of 2012. These fees were recorded as financing costs and are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. Amortization of financing cost for the twelve months ended December 31, 2012 and 2011 were $640,024 and $712,500, respectively. Deferred financing costs related to the CIT debt have been fully amortized ..

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

In 2012, the Company determined fair market value of the assets held in American Shale Development, Inc. using the income approach based upon the properties’ discounted estimated future net cash flows, which is considered a level 3 input. We determined the fair market value of other assets held in Trans Energy, Inc. to be the sales price negotiated with an independent buyer because the sale was completed in January 2013. The Company wrote down oil and gas properties by $10,132,702 in 2012 based upon the sales price.

In 2011, the Company determined fair market value using the income approach based on the properties’ discounted estimated future net cash flows, which is considered to be a level 3 input. The Company wrote down oil and gas properties by $1,288,049 in 2011 due to a sharper decline in prices than anticipated.

Derivatives

Derivatives and embedded derivatives, if applicable, are measured at fair value and recognized in the consolidated balance sheet as an asset or a liability. Derivatives are classified in the balance sheet as current or non-current based on whether net-cash settlement is expected to be required within 12 months of the balance sheet. The changes in the fair value of the derivatives are included in other income (expense) on the consolidated statement of operations. The pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

The Company has determined that the warrant and related put option issued for one of its wholly-owned subsidiaries is a derivative liability. The Company also enters into derivative commodity contracts at times to manage or reduce commodity price risk related to its production. Usually these commodity contracts are not designated as a hedge, so changes in the fair value are recognized in other expense.

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

The following is a description of the changes to Trans Energy’s asset retirement obligations for the twelve months ended December 31:

	2012	2011
Asset retirement obligations at beginning of period	256,651	$219,478
Liabilities incurred during the period	3,849	16,229
Accretion expense	47,004	20,944
Liability revisions	108,818	—

Asset retirement obligations at end of period	416,322	$256,651

At December 31, 2012 and 2011, the Company’s current portion of the asset retirement obligation was $0. In addition, $388,005 and $225,083 of asset retirement obligations are reported as liabilities held for sale as of December 31, 2012 and 2011, respectively (see Note 7).

The revisions in the 2012 estimated liabilities is the result of changes in numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit-adjusted discount rates, and timing of retirement.

Income Taxes

At December 31, 2012, the Company had net operating loss carry forwards (NOLs) for future years of approximately $16.7 million. These NOLS will expire at various dates through 2032. The current tax provision of $214,000 for the year ended December 31, 2011 was an estimate of the alternative minimum tax that will not be offset by the NOLs. The current tax benefit of $58,013 for the year ended December 31, 2012, was based on the actual alternative minimum tax paid for 2011. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or AMT credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

The Company has no material unrecognized tax benefits. No tax penalties or interest expense were accrued as of December 31, 2012 or 2011 or paid during the periods then ended. Trans Energy files tax returns in the United States and states in which it has operations and is subject to taxation. Tax years subsequent to 2008 remain open to examination by U.S. federal and state tax jurisdictions, however prior year net operating losses remain open for examination.

Commitments and Contingencies

The Company operated exclusively in the United States, entirely in West Virginia, in the business of oil and gas acquisition, exploration, development, exploitation, and production. The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices, and the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. The Company’s ability to expand its reserve base and diversify its operations is also dependent upon the Company’s ability to obtain the necessary capital though operating cash flow, borrowings or equity offerings. Various federal, state, and local governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the results of operations of the Company. See Note 11 for gas purchase contract information.

Revenue and Cost Recognition

Trans Energy recognizes gas revenues upon delivery of the gas to the customers’ pipeline from Trans Energy’s pipelines when recorded as received by the customer’s meter. Trans Energy recognizes oil revenues when pumped and metered by the customer. Trans Energy recognized $11,356,626 and $14,293,883 in oil and gas revenues in 2012 and 2011, respectively. Trans Energy uses the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Trans Energy had no material imbalances as of December 31, 2012 and December 31, 2011. Costs associated with production are expensed in the period incurred.

Revenue payable represents cash received but not yet distributed to third parties.

Transportation revenue is recognized at the time it is earned and we have a contractual right to receive payment. We recognized $323,395 and $360,358 of transportation revenue in 2012 and 2011, respectively.

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

We recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. Compensation expense related to options granted was $1,143,988 and $467,988 for the years ended December 31, 2012 and 2011, respectively. Compensation expense related to stock awarded was $687,710 and $507,101 for the years ended December 31, 2012 and 2011, respectively.

Earnings per Share of Common Stock

Basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share assumes issuance of stock compensation awards, provided the effect is not anti-dilutive. All stock options were anti-dilutive for 2012 and portions of 2011. For the year ended December 31, 2011, assumed exercise of stock options had the effect of adding 744,257 shares to the denominator.

Dilutive options that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported.

	For the Years Ended December 31,
	2012	2011
Numerator:
Net (loss) income applicable to common shareholders	$(21,203,604)	$8,926,676

Denominator:
Weighted average shares—basic	13,074,208	12,807,964

Weighted average shares—diluted	13,074,208	13,552,221

Total earnings per share—basic	$(1.62)	$0.70

Total earnings per share—diluted	$(1.62)	$0.66

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

Trans Energy believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, note receivable, accounts payable and notes payable approximate their carrying amounts. The interest rates payable by Trans Energy on its notes payable approximate market rates. The fair value of Trans Energy’s level 3 financial assets consist of derivative assets, which are based on quoted commodity prices of the underlying commodity market approach.

The following table summarizes fair value measurement information for Trans Energy financial assets and liabilities:

	As of December 31, 2012
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Assets	$—	$—	$—	$—	$—

Derivative Liability	$2,808,278	$2,808,278	$—	$—	$2,808,278

Derivative Fair Value (Loss) Income

The following table presents a summary of changes in the fair value of the Company’s Level 3 liabilities for 2012.

As of December 31, 2012
Beginning balance	$—
Sale of puttable warrant	2,000,000
Change in fair value	808,278

Ending balance	$2,808,278

New Accounting Standards

Trans Energy reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncement will have a material impact on the financial statements.

NOTE 3 – OPERATIONS

Trans Energy has incurred cumulative operating losses through December 31, 2012, of $33,071,173. Although the prior year revenues have not been sufficient to cover our operating costs and interest expense, we are focusing on increasing operating revenues by selling the shallow wells owned by the Company in January 2013. The Company is focusing on drilling Marcellus Shale wells which based upon projections, are expected to increase cash flow. Also in February 2013, the company obtained additional financing in the amount of $25 million to be used for capital expenditures.

NOTE 4 – ACCOUNTS RECEIVABLE DUE FROM NON-OPERATORS AND ACCOUNTS PAYABLE DUE TO DRILLING OPERATOR

Trans Energy was the drilling operator for wells drilled on behalf of other companies in which Trans Energy owns a working interest. As of December 31, 2011, Trans Energy was owed by third parties for drilling costs to be reimbursed in the amount of $1,754,020.

In 2012, another owner became the drilling operator for wells in which Trans Energy owns a working interest. As of December 31, 2012, Trans Energy owed the drilling operator $839,456 for charges incurred, but not paid.

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2012 and 2011, property and equipment consisted of:

	2012	2011
Buildings	$—	$—
Vehicles	140,768	136,090
Machinery and equipment	123,402	123,402
Roadways	—	—
Furniture and fixtures	227,334	184,139
Leasehold improvements	30,696	30,696
Land	382,951	382,951
Accumulated depreciation	(239,277)	(201,214)

Total fixed assets	$665,874	$656,064

Total additions for property, plant and equipment for the years ended December 31, 2012 and 2011 were $93,244 and $130,252, respectively. Depreciation, depletion and amortization expenses for property and equipment were $214,964 and $197,374 for the years ended December 31, 2012 and 2011, respectively. As noted below, certain property and equipment met the requirements to be classified as assets held for sale as of December 31, 2012: therefore, $986,232 of cost and $694,923 of accumulated depreciation related to the property sold was reclassified to the Other Asset section of the Balance Sheet (See note 7).

NOTE 6 – OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the year ended December 31, 2012 and 2011 were $24,216,129 and $16,124,574, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $3,563,599 and $5,368,176 for the years ended December 31, 2012 and 2011, respectively. For 2012, the Company recorded an impairment of $10,132,702 to write down oil and gas properties related to its shallow wells to the fair market value of approximately $2,625,000 of net cash proceeds. As noted below, the shallow wells met the requirements to be classified as assets held for sale as of December 31, 2012; therefore, $22,107,091 of cost and $19,385,400 of accumulated depletion was reclassified to the Other Asset section of the Balance Sheet (See note 7).

NOTE 7 – ASSETS AND LIABILITIES HELD FOR SALE

The $3,013,000 of assets held for sale relate to the shallow well properties located in West Virginia. This amount includes property and equipment sold which was used to maintain the shallow wells. These wells were sold because we are redirecting our focus from the operation of shallow wells to drilling deep wells in the Marcellus Shale. Assets held for sale are measured at the lower of their carrying amount prior to classification of the group of assets as held for sale and the fair value less costs to sell.

Liabilities held for sale are the asset retirement obligations associated with the shallow wells that are being sold.

NOTE 8 – SALE OF OIL AND GAS ACREAGE

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

NOTE 9 – PROVISION FOR TAXES

The Company’s income tax (benefit) provision is as follows:

	2012	2011
Current:	$(58,013)	$214,000
Deferred:
Change in Depreciation, depletion and amortization	$(1,737,000)	$(1,645,000)
Unrealized loss on derivative	(275,000)	—
Change in other items	(29,000)	49,000
Change in NOL	(3,564,000)	2,478,000
Increase in AMT credit	58,000	(214,000)
Change in valuation allowance	5,547,000	(668,000)

Total	$(58,013)	$214,000

The income tax benefit of $58,013 for 2012 and provision of $214,000 for 2011 represents a current tax that is for alternative minimum tax (AMT) related to the 2011 sale that will not be offset by the NOL, but will create a deferred tax credit carried forward indefinitely. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2012 and 2011 primarily due to the utilization of NOL carryforwards, expense related to stock options, intangible drilling costs, availability of AMT credit carryforwards, and the valuation allowance.

At December 31, 2012, Trans Energy had net operating loss carryforwards of approximately $16.7 million that may be offset against future taxable income from 2013 through 2032. Except for an over accrual adjustment, no tax benefit has been reported in the December 31, 2012 and 2011 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL carryover	$5,682,000	$2,118,000
AMT Credit	606,000	664,000
Unrealized loss on derivative contract	275,000	—
Other	142,000	113,000

Total deferred tax assets	6,705,000	2,895,000
Deferred tax liabilities:
Depreciation, depletion and amortization	(552,000)	(2,289,000)

Total deferred tax liabilities	(552,000)	(2,289,000)
Valuation allowance	(6,153,000)	(606,000)

Net deferred taxes	$—	$—

NOTE 10 – NOTES PAYABLE

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

The ASD Credit Agreement is for a notional amount of $50 million, which was received at closing net of a $3 million Original Issue Discount (OID) and a $50,000 administrative fee. These OID costs are netted against Notes Payable and are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. $705,882 of the OID was amortized as interest expense for the twelve months ended December 31, 2012. The administrative fee is due annually. Interest is due monthly at 10% plus the greater of 1% or the 3 month LIBOR rate (11% at December 31, 2012). Principle is due at maturity, February 28, 2015.

The ASD Credit Agreement is collateralized by American Shale’s natural gas and oil reserves and is guaranteed by Trans Energy. The ASD credit agreement includes reporting, financial and other restrictive covenants, as well as a contingent interest provision that adds 1% of the outstanding principal amount of the Loan to the loan balance for any quarter in which American Shale’s Consolidated Leverage Ratio exceeds certain levels, as defined in the ASD Credit agreement. ASD’s Consolidated Leverage Ratio exceeded the allowed level at September 30, 2012. Therefore, the contingent interest provision has been applied which is equal to 1% of the outstanding principal amount of the Loan at the beginning of such fiscal quarter, and $500,000 was added to the principal balance and interest expense. The ASD consolidated leverage ratio exceeded the allowed level at December 31, 2012. Therefore, the contingent interest provision will be added in the amount of $500,000 in April 2013. The Company has to pay interest through April 26, 2014, on any principal prepayments prior to April 26, 2014, at the time of the prepayment.

As of December 31, 2012 and December 31, 2011, the Company owed $39,791 and $33,529, respectively, for other loans, primarily for vehicles.

NOTE 11 – DERIVATIVE AND HEDGING FINANCIAL INSTRUMENTS

Pursuant to ASC 480-10-25-8 through 25-12, Derivatives and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments. As a part of the ASD Credit agreement, the Company entered into a warrant agreement with Chambers (Lender) which required American Shale to sell the Lenders for a total of $2 million a warrant for 19,500 shares representing 19.5% of ASD’s stock at $263.44 per share. The warrant expires on February 28, 2015. The warrant includes a put option whereby the Lender could require ASD to repurchase the warrant as of February 28, 2015, or earlier if certain events occur which is in accordance with the credit agreement. Under the put option, ASD would pay the excess of the fair market value per share of the stock over $263.44 times the number of shares exercisable less any distributions are similar payments defined by the agreement ASD has the option to transfer working interest in all of its wells equal to the value of the excess value instead of paying in cash.

The embedded derivative is recoded at fair value and reported as a Long-Term Liability on the Consolidated Balance Sheet with the change in fair value recoded in the Consolidated Statements of Operations in Other Income (Expenses). The loss on the change in fair value of the embedded warrant amounted to $808,278 at December 31, 2012. As of December 31, 2012, the Embedded Warrant Liability had a fair value of $2,808,278.

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

Trans Energy entered into these derivative commodity contracts to provide a measure of stability in the cash flows associated with Trans Energy’s oil and gas production and to manage exposure to commodity price fluctuations. Trans Energy does not designate its derivative financial instruments as hedging instruments for financial accounting purposes, and as a result, recognizes the change in the respective instruments’ fair value in earnings. Trans Energy recorded an unrealized loss of $187,590 for the year ended December 31, 2011. Trans Energy received proceeds of $236,532 relating to settlements of its derivative instruments for the year ended December 31, 2011.

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock – Trans Energy has authorized 10,000,000 shares of $.001 par value preferred stock. The preferred stock shall have preference as to dividends and to liquidation of Trans Energy.

Common Stock – Trans Energy has authorized 500,000,000 shares of $.001 par value common stock.

On April 8, 2009, Trans Energy granted 375,000 common stock options to four key employees under the long term incentive bonus program. As of March 31, 2010, these options have been fully expensed. In June 2011, 50,000 of these options were exercised.

In December 2010, Trans Energy granted 136,500 shares of common stock to nine employees under the long-term incentive bonus program. The 136,500 shares are not performance based and vest semi-annually over three years, subject to ongoing employment. These shares were valued at $409,500 using fair market value of the common stock at the date of grant and will be amortized to compensation expense over three years. During 2012 and 2011, we recorded $127,500 and $100,500 respectively, of share based compensation related to these shares. Of the 2012 expense $54,000 was related to the approved severance agreements, see Note 14.

In December 2010, Trans Energy granted 368,000 common stock options to eight employees and one outside board member. These options vest semi-annually over three years and have a five year term. These stock options were granted at an exercise price of $3.00 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense over the vesting period. During 2012 and 2011, we recorded $282,174 and $228,494 respectively of share based compensation related to these options. $107,364 of the 2012 expense was related to the approved severance agreements, see Note 14. In June 2011, 36,000 of these options have been cancelled.

The following are assumptions made in computing the 2011 option fair value:

Average risk-free interest rate	1.0%
Dividend yield	0%
Expected term	5 years
Average expected volatility	89.96%

In May 2011, Trans Energy granted 420,000 shares of common stock to eight employees and three outside board members under the long-term incentive bonus program. The 420,000 shares are not performance based and vest semi-annually over a three year period, subject to ongoing employment. These shares were valued at $1,125,600 using fair market value of the common stock at the date of grant and will be amortized to compensation expense over three years. During 2012 and 2011, we recorded $469,000 and $375,200 respectively of share-based compensation expense related to these shares. $160,800 of the 2012 expense was related to the approved severance agreements, see Note 14.

In May 2011, Trans Energy also granted 378,000 common stock options to eight employees and four outside board members. These options vest semi-annually over five years and have a five year term. These stock options were granted at an exercise price of $2.68 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense over the vesting period. During 2012 and 2011, we recorded $260,444 and $217,324, respectively, of share-based compensation expense related to these options. $77,616 of the 2012 expense was related to the approved severance agreements, see Note 14. A total of 30,000 of these options were cancelled/expired due to separation from service.

In December 2011, Trans Energy granted 12,000 shares of common stock to an employee under the long-term incentive bonus program. The 12,000 shares are not performance based and vest semi-annually over a three year period, subject to ongoing employment. These shares were valued at $32,160 using fair market value of the common stock at the date of grant and will be amortized to compensation expense over three years. During 2012 and 2011, we recorded $10,720 and $5,360 respectively of share-based compensation expense related to these shares.

In December 2011, Trans Energy also granted 36,000 common stock options to an employee. These options vest semi-annually over five years and have a five year term. These stock options were granted at an exercise price of $2.68 per common share, which was equal to the fair market value of the common stock at the date of grant and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense over the vesting period. During 2012 and 2011, we recorded $20,698 and $10,349, respectively, of share-based compensation expense related to these options. Another employee purchased 10,000 shares of common stock at $2.00 per common share. The discount of $2,100 was recorded as stock-based compensation.

The following are assumptions made in computing the 2012 option fair value:

Average risk-free interest rate	1.72%
Dividend yield	0%
Expected term	5 years
Average expected volatility	77.09%

Effective April 26, 2012, Trans Energy granted 60,000 shares of common stock to six employees under the long-term incentive bonus program. The 60,000 shares are not performance based and vest semi-annually over a three year period, subject to ongoing employment. These shares were valued at $138,000 using fair market value of the common stock at the date of grant and will be amortized to compensation expense over three years. During 2012, we recorded $46,000 of share-based compensation expense related to these shares.

Effective April 26, 2012, Trans Energy granted 804,000 common stock options to nine employees and four outside board members. These options vest semi-annually over five years and have a five year term. The stock options were granted at an exercise price of $2.30 per common share which was equal to the fair market value of the common stock at the date of the grant and were valued using the Black Scholes valuation model. The model uses key estimates such as estimated useful lives of the options and the estimated volatility of our stock price. The options are being amortized to share-based compensation expense over the vesting period. During 2012 we recorded $349,800 of share-based compensation expense related to these options. As of August, 2012, a total of 18,000 of these options were cancelled due to separation from service.

In June 2012, Trans Energy, due to a severance agreement, granted 150,000 common stock options. These options vested immediately. These options were granted at an exercise price of $2.30 per common share and were valued using the Black Scholes valuation model and similar assumptions as the April, 2012 options. During 2012 we recorded $198,000 of stock compensation expense related to these additional stock options.

In August 2012, Trans Energy granted 30,000 shares of common stock to an outside board member under the long-term incentive bonus program. The 30,000 shares are not performance based and vest semi-annually over a three year period, subject to ongoing employment. These shares were valued at $52,500 using fair market value of the common stock at the date of grant and will be amortized to compensation expense over three years. During 2012, we recorded $8,750 of share-based compensation expense related to these shares.

In August 2012, Trans Energy granted 60,000 common stock options to an outside board member. These options vest semi-annually over five years and have a five year term. The stock options were granted at an exercise price of $2.30 per common share which was equal to the fair market value of the common stock at the date of the grant and were valued using the Black Scholes valuation model. The model uses key estimates such as estimated useful lives of the options and the estimated volatility of our stock price. The options are being amortized to share-based compensation expense over the vesting period. During 2012 we recorded $13,200 of share-based compensation expense related to these options.

In December 2012, Trans Energy granted 9,900 shares of common stock to seventeen employees under the long-term incentive bonus program. The 9,900 shares are vested immediately and the shares were valued using fair market value of the common stock at the date of grant. During 2012, we recorded $25,740 of share based compensation related to these shares.

In August 2006, Trans Energy granted 800,000 common stock options to two employees with an expiration date of August 16, 2011. Trans Energy extended those options in September 2011 to August 16, 2012. Trans Energy recorded $11,831 of additional stock-based compensation in September 2011 related to the one year extension. In 2012 Trans Energy extended these options to August 16, 2014 due to provisions of severance agreements. We recorded an additional stock based compensation in December 2012 of $19,672 related to this two year extension.

Due to severance agreements, effective in April 2012, certain employees became vested 100% on their stock options and stock awards, we recorded an additional $597,536 of share-based compensation expense for accelerating the vesting of these stock options and stock awards.

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $1,831,698 and $975,099 for the twelve months ended December 31, 2012 and 2011, respectively.

A summary of the status of the options granted under various agreements at December 31, 2012 and 2011, and changes during the years then ended is presented below:

	December 31, 2012		December 31, 2011
	Weighted		Weighted
	Average Exercise		Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	2,674,324	$1.59	2,871,324	$1.37
Granted	1,014,000	2.30	414,000	2.68
Exercised	—	—	(50,000)	0.98
Forfeited	(33,000)	2.47	(411,000)	1.06
Expired	(15,000)	2.68	(150,000)	0.65

Outstanding at end of year	3,640,324	$1.76	2,674,324	$1.59

A summary of the status of the options granted under various agreements at December 31, 2012 is presented below:

Range of Exercise Prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$2.30	996,000	4.50 years	$2.30	422,000	$2.30
$3.00	332,000	2.77 years	$3.00	302,667	$3.00
$2.75	125,000	2.48 years	$2.75	125,000	$2.75
$0.98	200,000	1.27 years	$0.98	200,000	$0.98
$0.82	200,000	0.01 years	$0.82	200,000	$0.82
$0.65	800,000	1.60 years	$0.65	800,000	$0.65
$2.68	384,000	3.50 years	$2.68	280,000	$2.68
$0.98	50,000	1.37 years	$0.98	50,000	$0.98
$1.50	553,324	2.04 years	$1.50	553,324	$1.50

	3,640,324			2,932,991

NOTE 13 – BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales with Trans Energy, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the	Exploration
	Year Ended	and	Pipeline
	December 31,	Production	Transmission	Corporate	Total
Revenue	2012	$11,356,626	$323,395	$75.400	$11,755,421
	2011	$14,293,883	$360,358	$66,992	$14,721,233
Income (Loss) from operations	2012	(9,065,844)	172,146	(5,840,252)	(14,733,950)
	2011	16,025,801	351,020	(5,606,855)	10,769,966
Interest expense	2012	5,738,803			5,738,803
	2011	1,679,276	—	—	1,679,276
Depreciation, depletion, amortization and accretion	2012	3,778,242	321		3,778,563
	2011	5,556,435	9,244	—	5,565,679
Property and equipment acquisitions, including oil and gas properties	2012	24,309,374			24,309,374
	2011	13,817,963	—	—	13,817,963
Total assets, net of intercompany accounts:
December 31, 2012		62,408,692	29,769		62,438,461
December 31, 2011		57,994,415	231,202	—	58,255,817

NOTE 14 – RELATED PARTY TRANSACTIONS

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

NOTE 15 – ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

Trans Energy, Inc. has nine customers for the year ended December 31, 2012 and nine customers for the year ended December 31, 2011 that represent 100% of its gross oil and gas sales.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Effective July 1, 2007, Trans Energy implemented an employee 401(k) plan whereby Trans Energy will make basic safe-harbor matching contributions to those employees electing to participate in the plan. Matching contributions totaled $36,990 for 2012 and $60,701 for 2011

As described in Note 11, Trans Energy has gas delivery commitments to Dominion Field Services. We believe that we can meet the delivery commitments based on our estimated production. If, however, Trans Energy can not meet such commitments, it will purchase natural gas at market prices to meet such commitments which will result in a gain or loss for the difference between the delivery commitment price and the price the Trans Energy is able to purchase the gas for redelivery (resale) to its customers.

We may be engaged in various lawsuits and claims, either as plaintiff or defendant, in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on our financial position or results of operations.

NOTE 17 – SUBSEQUENT EVENTS

On February 28, 2013, our wholly owned subsidiary, American Shale Development, Inc. amended and restated the credit agreement that was previously entered into on February 29, 2012 by and among American Shale, several banks and other financial institutions or entities that from time-to-time will be parties to the Credit Agreement, and Chambers Energy Management, LP as the administrative agent. The new credit agreement was entered into among the parties in order to facilitate an increase in the principal amount of the borrowings under the facility to $75 million from $50 million. The additional funds were received February 28, 2013.

Trans Energy sold wells and farmed out drilling rights related to its shallow well assets in a transaction that closed on Thursday, January 24, 2013.

Trans Energy sold its working interest in all of its existing shallow wells, but retained an overriding royalty interest of approximately 2.5% on most of the wells. The purchaser assumed the role of operator with respect to approximately 300 wellbores, and intends to commence a workover program with respect to a number of the existing wells. The wells produced at a rate of approximately 800 mcfe per day as of December 31, 2012, which was the effective date for the transaction. As of the December 31, 2011 reserve report, these wells had proven reserves of 2.5 Bcfe.

Additionally, Trans Energy granted the purchaser (the “shallow operator”) the right to drill wells in or above conventional shallow Devonian formations, for leases where Trans Energy currently holds rights to such depths. Trans Energy did not farm out any of its rights to drill in deeper formations such as the Rhinestreet, Marcellus or Utica. Trans Energy retained up to a 5% overriding royalty interest on any such wells drilled, depending on the net revenue interest.

Trans Energy retained rights to ensure that production either commences or continues, if necessary to maintain its existing leasehold. Additionally, Trans Energy has the right to participate in up to 20% of any well drilled by the shallow operator, unless the shallow operator fails to fulfill its development commitments, in which case Trans Energy can participate in up to 50% of each well. This participation right can be invoked on any well, and the failure to participate in any well will not impact Trans Energy’s future participation rights.

In order for the buyer to earn acreage on leases that are not currently HBP, the buyer is required to commit to drilling such acreage on a semiannual basis as part of a development program. Trans Energy can choose the drilling locations for these development programs, and the company intends to ensure that the buyer drills shallow wells on certain leases that are not currently HBP and in which Trans Energy’s subsidiary, American Shale Development, retains its rights to drill in deeper prospective formations, including the Marcellus. Both parties have prioritized a list of leases that they intend to convert to HBP status in this manner. These leases represent more than 3,500 acres net to the interest of American Shale Development, which could potentially be converted to HBP status by drilling shallow wells.

NOTE 18 – SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

Trans Energy retained Wright & Company, Inc., independent third-party reserve engineers, to perform an independent evaluation of proved reserves as of December 31, 2012 and 2011, respectively. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of Trans Energy’s reserves are located in the United States.

The following supplemental unaudited information regarding Trans Energy’s oil and gas activities is presented pursuant to the disclosure requirements of generally accepted accounting principles in the United States. In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserves reporting requirements. In addition, in January 2010 the FASB issued an accounting standard update to provide consistency with the SEC rules. See Note 2. Summary of Significant Accounting Policies – Recently issued Accounting Pronouncements. We adopted the rules effective December 31, 2009 and the rule changes, including those related to pricing and technology, which are included in our reserves estimates. Because the Company uses year-end reserves and adds back current quarter production to calculate fourth quarter depletion expense, adoption of these new standards had an impact on fourth quarter 2009 DD&A expense.

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

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

Aggregate capitalized costs relating to Trans Energy’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion, and amortization are as follows:

	As of December 31,
	2012	2011
Proved oil and gas producing properties and related lease, wells and equipment	$69,270,310	$49,723,104
Unproved Oil and Gas Properties	13,963,619	9,507,789
Accumulated Depreciation, Depletion and Amortization	(28,194,422)	(14,545,126)

Net Capitalized Costs	$55,039,507	$44,685,767

All of Trans Energy’s operations are in the United States.

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with Trans Energy’s crude oil and natural gas acquisition, exploration and development activities for each of the periods shown below:

	For the Year Ended December 31,
	2012	2011
Acquisition of Properties
Proved		$—
Unproved	4,477,833	4,882,438
Exploration Costs		—
Development Costs	19,528,207	11,242,136

Total Costs Incurred	24,006,040	$16,124,574

Results of Operations for Oil and Gas Producing Activities

Aggregate results of operations, in connection with Trans Energy’s crude oil and natural gas producing activities, for each of the periods shown below:

	For the Year Ended December 31,
	2012	2011
Sales	$11,356,626	$14,293,883
Production Costs (a)	(6,624,423)	(3,314,707)
Depreciation, Depletion and Amortization	(3,778,563)	(5,565,679)
Income Tax Benefit (Expense)	58,013	(214,000)

Total Results of Operations for Producing Activities (b)	$1,011,653	$5,199,497

(a)	Production costs consist of oil and gas operations expense, production and ad valorem taxes, plus general and administrative expense supporting Trans Energy’s oil and gas operations.
(b)	Excludes the activities of pipeline transmission operations, corporate overhead and interest costs, gain on sale of oil and gas assets, impairment of fixed assets and related income taxes.

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

The following schedule sets forth the proved reserves of Trans Energy during each of the periods presented:

	As of December 31,
	2012			2011
	Oil	Gas	NGL	Oil	Gas	NGL
	(BBL)	(MCF)	(BBL)	(BBL)	(MCF)	(BBL)
Proved Reserves:
Beginning of the period	163,906	16,695,133	559,389	372,769	12,791,642	—
Revisions of previous estimates	(20,749)	838,105	224,307	(198,659)	4,559,552	—
Extensions and discoveries	6,740	29,356,710	976,248	5,672	2,713,069	595,505
Improved recovery
Production	(16,162)	(2,950,943)	(110,071)	(15,876)	(3,369,131)	(36,116)
Purchases of minerals in place	—	—	—	—	—	—
Sales of minerals in place	—	—	—	—	—	—

End of period	133,735	43,939,005	1,649,873	163,906	16,695,132	559,389

Proved Developed Reserves, End of Year	129,468	28,072,921	1,037,577	163,906	16,695,133	559,389

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on Trans Energy’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2012 and 2011 in accordance with GAAP which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of Trans Energy’s proved oil and gas reserves.

	As of December 31,
	2012	2011
Future Cash Inflows	$212,933,565	$124,209,995
Future Production Costs (a)	(80,504,937)	(35,128,834)
Future Development Costs	(18,845,514)	—
Future Income Tax Expense	(22,716,623)	(17,816,232)
Future Net Cash Flows	90,866,491	71,264,959
Discounted for Estimated Timing of Cash Flows	56,571,491	38,262,929

Standardized Measure of Discounted Future Net Cash Flows	$34,295,000	33,002,000

(a)	Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and general and administrative expense supporting Trans Energy’s oil and gas operations and are based on current year-end economic conditions.

Effective for the year end 2009, SEC reporting rules require that year-end reserve calculations and future cash inflows be based on the weighted average of the first day of the month price for the previous twelve month period. The prices for 2012 used in the above table were gas $2.76 per MMBTU, oil $94.71 per BBL and natural gas liquids $34.00 per BBL. The prices used for 2011 were gas $4.24 per MMBTU, oil $89.73 per BBL and natural gas liquids $48.65 per BBL.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil and Gas Reserves

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to Trans Energy’s proved crude oil and natural gas reserves at year end are set forth in the table below:

	For the Year Ended December 31,
	2012	2011
Standardized Measure, Beginning of Year	$33,002,000	$21,590,000
Oil and gas sales, net of production costs	(5,187,428)	(10,979,176)
Changes in prices and future production	(1,430,105)	145,458
Extensions, discoveries and improved recovery, net of costs	20,268,426	5,920,873
Purchases and Sales of Minerals in place	—	—
Change in estimated future development costs	(18,845,514)	(5,550,000)
Previously estimated development costs incurred	—	5,550,000
Revisions of previous quantity estimates	2,609,337	14,742,791
Accretion of Discount	3,300,200	2,159,000
Net change in income taxes	(4,900,391)	(6,468,496)
Timing and Other	5,478,475	5,891,550

Standardized Measure, End of Year	$34,295,000	$33,002,000