Form 10-Q/A
period 2012-06-30
TRANS ENERGY INC
filed 2013-04-18
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (this “Amendment”) on Form 10-Q/A is to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the period ended June 30, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2012 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information”, (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and we have also updated the signature page and our financial statements formatted in Extensible Business Reporting Language (“XBRL”) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the period ended June 30, 2012 erroneously included the cash consideration which represents the fair value of certain puttable warrant on the issuance date in additional paid in capital (“APIC”) rather than a derivative warrant liability. Additionally, the warrant liability was not recorded at fair value as of June 30, 2012, with changes in such fair value being recorded through other income on our Unaudited Consolidated Statement of Operations. The Unaudited Consolidated Balance Sheets as of June 30, 2012 included in this Form 10-Q/A have been restated to remove the $2 million in cash consideration from APIC and reported a derivative warrant liability of $1.2 million which represents its fair value as of the reporting date. The Unaudited Consolidated Statements of Operations for the period ended June 30, 2012 included in this Form 10-Q/A have been restated to include the effect of the $0.8 million of change in the fair value of the derivative warrant liability. Certain adjustments have been made in the Unaudited Consolidated Statement of Stockholders’ Equity and Unaudited Consolidated Statements of Cash Flows to correspond to the income statement and balance sheet adjustments as described in Note 1 of the Notes to the Unaudited Consolidated Financial Statements included in this filing. In addition, we have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$12,766,348	$7,885,652
Accounts receivable, trade	1,652,454	2,074,851
Accounts receivable, related parties	18,500	18,500
Advance Royalties	171,452	114,099
Prepaid Expenses	187,334	73,098
Drilling advances, net	1,718.285	1,754,020
Deferred financing costs, net of amortization of $93,744 and $712,500	569,409	237,500

Total Current Assets	17,083,782	12,157,720
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $841,549 and $762,132, respectively	1,047,253	1,081,378
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	61,403,291	48,335,664
Unproved properties	10,916,188	9,507,789
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(16,164,717)	(14,545,126)

Oil and gas properties, net	57,542,202	44,685,767
OTHER ASSETS
Financing costs	1,043,918	—
Other assets	300,952	300,952

Total Other Assets	1,344,870	300,952

TOTAL ASSETS	$77,018,107	$58,225,817

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	June 30, 2012	December 31, 2011
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$1,483,197	$14,333,750
Accounts and notes payable, related party	1,500	2,150
Accrued expenses	1,378,558	1,152,885
Revenue payable	148,487	451,825
Income tax payable	270,708	270,708
Notes payable — current	22,707	14,308,579

Total Current Liabilities	3,305,157	30,519,897
LONG-TERM LIABILITIES
Notes payable, net	47,195,243	5,612
Asset retirement obligations	267,794	256,651
Warrant derivative liability	1,156,660	—

Total Long-Term Liabilities	48,619,697	262,263

Total Liabilities	51,924,854	30,782,160

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value; 13,158,578 and 12,981,828 shares issued, respectively, and 13,156,578 and 12,979,828 shares outstanding, respectively	13,159	12,982
Additional paid-in capital	40,316,502	39,300,194
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(15,234,458)	(11,867,569)

Total Stockholders’ Equity	25,093,253	27,443,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,018,107	$58,225,817

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES	$2,464,702	$3,894,316	$5,382,230	$5,524,415
COSTS AND EXPENSES
Production costs	1,108,251	840,321	2,729,417	1,266,408
Depreciation, depletion, amortization and accretion	742,050	1,850,178	1,753,048	2,403,920
Selling, general and administrative	1,909,215	1,581,112	3,321,990	2,642,890

Total costs and expenses	3,759,516	4,271,611	7,804,455	6,313,218
Gain on sale of assets	7,207	—	69,062	12,624,365

(LOSS) INCOME FROM OPERATIONS	(1,287,607)	(377,295)	(2,353,163)	11,835,562
OTHER INCOME (EXPENSES)
Interest income	5,987	221	13,180	468
Interest expense	(1,432,141)	(442,923)	(1,870,885)	(850,117)
Gain on derivative contracts	843,340	12,654	843,979	10,019

Total other income (expenses)	(582,814)	(430,048)	(1,013,726)	(839,630)

NET (LOSS) INCOME BEFORE INCOME TAXES	(1,870,421)	(807,343)	(3,366,889)	10,995,932
INCOME TAX BENEFIT (EXPENSE)	—	20,000	—	(250,000)

NET (LOSS) INCOME	$(1,870,421)	$(787,343)	$(3,366,889)	$10,745,932

NET (LOSS) INCOME PER SHARE — BASIC	$(.14)	$(.06)	$(.26)	$.84
NET (LOSS) INCOME PER SHARE — DILUTED	$(.14)	$(.06)	$(.26)	$.80
WEIGHTED AVERAGE SHARES — BASIC	12,989,130	12,736,831	12,984,479	12,736,080
WEIGHTED AVERAGE SHARES — DILUTED	12,989,130	12,736,831	12,984,479	13,410,084

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2012

(Unaudited)

	Common Stock		Additional Paid in	Treasury	Accumulated	Total
	Stock	Amount	Capital	Stock	Deficit
Balance, Dec. 31, 2011	12,981,828	$12,982	$39,300,194	$(1,950)	$(11,867,569)	$27,443,657

Stock option compensation expense			535,475			535,475

Stock issued for service	176,750	177	480,833			481,010
Net loss					(3,366,889)	(3,366,889)

Balance, June 30, 2012	13,158,578	$13,159	$40,316,502	$(1,950)	$(15,234,458)	$25,093,253

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,366,889)	$10,745,932
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation, depletion, amortization and accretion	1,753,048	2,403,920
Amortization of financing cost and debt discount	497,911	237,500
Share-based compensation	1,016,485	416,764
Gain on sale of assets	(69,062)	(12,624,365)
Interest and legal expense added to principal	557,226	—
(Gain)/loss on derivative contracts	(843,340)	110,904
Changes in operating assets and liabilities
Accounts receivable, trade	422,397	(2,496,254)
Drilling advances	35,735	11,161
Prepaid expenses and other current assets	(171,589)	753,285
Other assets	(250,000)	—
Accounts payable and accrued expenses	(13,064,544)	5,091,823
Revenue payable	(303,338)	2,882,135
Accounts payable related party	(650)	—
Income tax payable	—	250,000

Net cash (used) provided by operating activities	(13,786,610)	7,782,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on note receivable	—	27,295
Proceeds from sale of assets	284,629	13,782,281
Expenditures for oil and gas properties	(14,249,455)	(12,009,262)
Expenditures for property and equipment	(90,663)	(27,322)

Net cash (used) provided used for investing activities	(14,055,489)	1,772,992

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of warrant derivative liability	2,000,000	—
Issuances of common stock	—	49,000
Financing costs paid	(1,407,071)	—
Proceeds from notes payable	46,993,306	—
Payments on notes payable	(14,863,440)	(5,031,499)

Net cash provided (used) by financing activities	32,722,795	(4,982,499)

NET CHANGE IN CASH	4,880,696	4,573,298

CASH, BEGINNING OF PERIOD	7,885,652	1,037,941

CASH, END OF PERIOD	$12,766,348	$5,611,239

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$807,951	$430,117
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	439,664	273,113
Reclass from accrued expenses to notes payable	—	725,000
Increase in asset retirement obligation	—	5,683
Accrued expenditures for debt refinancing	—	920,000

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

Restatement of Financial Statements

The Unaudited Consolidated Balance Sheets as of June 30, 2012 included in this Form 10-Q/A have been restated to remove the $2 million in cash consideration related to the issuance of certain warrants and related put options from Additional Paid in Capital (“APIC”) and report a warrant derivative liability of $1.2 million which represents its fair value as of the reporting date. The Unaudited Consolidated Statements of Operations for the period ended June 30, 2012 included in this Form 10-Q/A have been restated to include the effect of the $0.8 million of change in the fair value of the derivative warrant liability. Certain adjustments have been made in the Unaudited Consolidated Statement of Stockholders’ Equity and Unaudited Consolidated Statements of Cash Flows to correspond to the income statement and balance sheet adjustments as described above. The following table summarizes the effects of the restatement resulting from the correction of this error.

	June 30, 2012
Unaudited Quarterly Information	As Previously Reported	Adjustment	As Restated

Consolidated Balance Sheets
Warrant Derivative Liability	$—	$1,156,660	$1,156,660
Total Long-Term Liabilities	47,463,037	1,156,660	48,619,697
Total Liabilities	50,768,194	1,156,660	51,924,854
Additional Paid-in Capital	42,316,502	(2,000,000)	40,316,502
Accumulated deficit	(16,077,798)	843,340	(15,234,458)
Shareholders’ Equity	26,249,913	(1,156,660)	25,093,253

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
Unaudited Quarterly Information	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Consolidated Statements of Operations
Gain on Derivatives	$—	$843,340	$843,340	$—	$843,340	$843,340
Total Other Income (Expenses)	(1,426,154)	843,340	(582,814)	(1,857,066)	843,340	(1,013,726)
Net earnings (loss)	(2,713,761)	843,340	(1,870,421)	(4,210,229)	843.340	(3,366,889)
Per share amounts:
Basic earnings (loss) per share	$(0.21)	0.07	(0.14)	$(0.32)	$0.06	$(0.26)
Diluted earnings (loss) per share	(0.21)	0.07	(0.14)	(0.32)	0.06	(0.26)

	Six Months Ended
	June 30, 2012
Unaudited Quarterly Information	As Previously Reported	Adjustment	As Restated

Consolidated Statements of Stockholders’ Equity
Warrants issued – American Shale Development, Inc.	$2,000,000	$(2,000,000)	$—
Additional Paid in Capital	42.316,502	(2,000,000)	40,316,502
Net loss	(4,210,229)	843,340	(3,366,889)
Accumulated deficit	(16,077,798)	843,340	(15,234,458)
Shareholders’ Equity	26,249,913	(1,156,660)	25,093,253

	Six Months Ended
	June 30, 2012
Unaudited Quarterly Information	As Previously Reported	Adjustment	As Restated

Consolidated Statements of Cash Flows
Net loss	$(4,210,229)	$843,340	$(3,366,889)
Adjustment to reconcile net loss to net cash (used) provided by operating activities:
Unrealized gain on derivatives	—	(843,340)	843,340)

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

Derivatives

Derivatives and Embedded Derivatives, if applicable, are measured at fair value and recognized in the consolidated balance sheets as an asset or a liability. Derivatives are classified in the balance sheet as current or non-current based on whether net-cash settlement is expected within twelve months from the balance sheet date. The changes in the fair value of the derivatives are included in other income (expense) on the consolidated statement of operations. The pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

The Company has determined that the warrant and related put option issued for one of its wholly-owned subsidiaries has an embedded derivative. The Company also enters into derivative commodity contracts at times to manage or reduce commodity price risk related to its production. Usually these commodity contracts are not designated as hedges, so changes in the fair value are recognized in other income (expense).

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

NOTE 2 — GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through June 30, 2012 of $(15,234,458). At June 30, 2012, Trans Energy had stockholders’ equity of $25,093,253.

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

The ASD Credit Agreement also required American Shale to sell the Lenders for a total of $2 million a warrant for 19,500 shares representing 19.5% of ASD’s stock, at $263.44 per share. The warrant expires on February 28, 2015. The warrant includes a put option whereby the Lenders could require ASD to repurchase the warrant as of February 28, 2015, or earlier if certain events occur. Under the put option, ASD would pay the excess of the fair market value per share of the stock over $263.44 times the number of shares exercisable less any distributions or similar payments defined by the agreement. In addition, the warrant strike price will be reduced to equal the offering price of any common shares sold below $1.63 (the “Down-Round Provision”). Under certain circumstance ASD has the option to transfer working interests in all of its wells equal to the value of the excess value instead of paying in cash.

As of June 30, 2012 and December 31, 2011, the Company owed $51,283 and $23,256, respectively, for other loans, primarily for vehicles.

NOTE 7 — DERIVATIVES

Trans Energy has determined that the put option and the Down-Round Provision result in the warrants issued in conjunction with the ASD Credit Agreement qualifying as derivative liabilities. Pursuant to Accounting Standards Codification (“ASC”) 480-10, “Distinguishing Liabilities from Equity”, the put option embodies an obligation that permits Chambers to require Trans Energy to repurchase the warrant by transferring assets (cash). Additionally, the Down-Round Provision is not indexed to Trans Energy’s own stock, as it could result in the exercise price of the warrant being modified based upon a variable that is not an input to the fair value of a ‘fixed-for-fixed’ option, pursuant to ASC 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”.

The warrant derivative liability is recorded at fair value and reported as a Long-Term Liability on the Consolidated Balance Sheets with the change in fair value recorded in the Consolidated Statements of Operations in Other Income (Expense). As of June 30, 2012, the warrant derivative liability had a fair value of $1,156,660. The change in the fair value of the warrant derivative liability amounted to an unrealized gain of $843,340 for both three and six month periods ended June 30, 2012.

NOTE 8 — STOCKHOLDERS’ EQUITY

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

Due to severance agreements, effective in June 2012, certain employees became vested 100% on their stock options and stock awards, we recorded an additional $399,536 of share-based compensation expense for accelerating the vesting of these stock options and stock awards. (See Note 10.)

As a result of the above stock and option transactions, Trans Energy recorded total share-based compensation of $1,016,485 and $416,764 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 9 — EARNINGS PER SHARE

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

NOTE 10 — RELATED PARTY TRANSACTIONS

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

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Three Months Ended June 30,	Exploration and Production	Pipeline Transmission	Corporate	Total
Revenue	2012	$2,137,362	$94,375	$232,965	$2,464,702
	2011	3,798,469	85,487	10,360	3,894,316
Income (loss) from operations	2012	110	55,354	(1,343,071)	(1,287,607)
	2011	1,110,484	82,916	(1,570,695)	(377,295)
Interest expense	2012	1,432,141	—	—	1,432,141
	2011	442,923	—	—	442,923
Depreciation, depletion, amortization and accretion	2012	741,969	81	—	742,050
	2011	1,847,662	2,516	—	1,850,178
Property and equipment acquisitions, including oil and gas properties	2012	13,266,501	—	—	13,266,501
	2011	5,125,815	—	—	5,125,815

	For the Six Months Ended June 30,	Exploration and Production	Pipeline Transmission	Corporate	Total
Revenue	2012	$4,909,344	$187,688	$285,198	$5,382,230
	2011	5,253,094	245,043	26,278	5,524,415
Income (loss) from operations	2012	243,577	106,873	(2,703,613)	(2,353,163)
	2011	14,212,162	239,956	(2,616,556)	11,835,562
Interest expense	2012	1,870,855	—	—	1,870,855
	2011	850,117	—	—	850,117
Depreciation, depletion, amortization and accretion	2012	1,752,887	161	—	1,753,048
	2011	2,398,888	5,032	—	2,403,920
Property and equipment acquisitions, including oil and gas properties	2012	14,340,118	—	—	14,340,118
	2011	12,315,380	—	—	12,315,380
Total assets, net of intercompany accounts:
June 30, 2012		$76,980,229	$37,878	$—	$77,018,107
December 31, 2011		$57,994,415	$231,202	$—	$58,225,817

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

	Three months ended June 30,
	2012	2011
Total revenues	100%	100%
Total costs and expenses	(152%)	(110%)
Gain on sale of assets	0%	0%

(Loss) income from operations	(52%)	(10%)
Other expenses	(24%)	(11%)
Income taxes	0%	1%

Net (loss) income	(76%)	(20%)

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

Gain on derivatives increased $830,686 or 6,565% for the three months ended June 30, 2012 as compared to the same period for 2011 due primarily to an unrealized gain recognized on the warrant derivative liability in 2012 which represents the change in fair value of the warrant derivative liability.

The increase in the net operating loss of $1,083,078 when compared to the three months ended June 30, 2012 to June 30, 2011 is primarily due to a decrease in oil and gas revenues, the increase of production expenses, the result of recording additional interest expense due to the significantly higher loan balance and partially offset by an unrealized gain on derivative contracts in 2012.

Six months ended June 30, 2012 compared to June 30, 2011

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the six months ended June 30, 2012 and 2011. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Six months ended June 30,
	2012	2011
Total revenues	100%	100%
Total costs and expenses	(145%)	(114%)
Gain on sale of assets	1%	229%

(Loss) income from operations	(44%)	215%
Other expenses	(19%)	(15%)
Income taxes	—	(5%)

Net (loss) income	(63%)	195%

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

Gain on derivatives increased $833,960 or 8,324% for the six months ended June 30, 2012 as compared to the same period for 2011 due primarily to an unrealized gain recognized on embedded derivative liability in 2012 which represents the change in fair value of the warrant derivative liability.

Net loss for the six months ended June 30, 2012 was $3,366,889 compared to a net income of $10,745,932 for the same period of 2011. This is primarily due to the sale of certain acreage assets that occurred in the first quarter of 2011 for a net gain of approximately $12.6 million. Increased operating losses, partially offset by an unrealized gain recognized on the warrant derivative liability, as described above explain the remaining change in 2012.

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

At the time that our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 was filed on August 14, 2012, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2012. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness discussed below, the Company’s disclosure controls and procedures were not effective as of March 31, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, the Company did not properly report the fair value of its embedded derivative as a liability and the change in the liability’s fair value in its Consolidated Statement of Operations. This matter was discovered subsequent to December 31, 2012, and as a result, the Company restated its previously issued interim financial statements for 2012.

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

On May 11, 2011, we filed an action in the U.S. District Court for the Northern District of West Virginia against EQT Corporation, a Pennsylvania corporation ( Trans Energy, Inc., et al. v. EQT Corporation ). The action relates to our attempt to quiet title to certain oil and gas properties referred to as the Blackshere Lease, consisting of approximately 22 oil and/or gas wells on the Blackshere Lease. The defendant, EQT Corporation, has filed with the Court an answer and counterclaim wherein it claims it holds title to the natural gas within and underlying the Blackshere Lease. We believe that we will ultimately prevail in the action, but it is too early in the proceedings to accurately assess the final outcome. Currently the Company has no plans to drill on this acreage.

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

TRANS ENERGY, INC.

Date:	April 18, 2013	By	/s/ John G. Corp
JOHN G. CORP
Principal Executive Officer

Date:	April 18, 2013	By	/s/ John S. Tumis
JOHN S. TUMIS
Chief Financial Officer