Form 10-Q/A
period 2012-09-30
TRANS ENERGY INC
filed 2013-04-18
CIK 919721

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) on Form 10-Q/A is to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the period ended September 30, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2012 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information”, (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and we have also updated the signature page and our financial statements formatted in Extensible Business Reporting Language (“XBRL”) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the period ended September 30, 2012 erroneously included the cash consideration which represents the fair value of certain puttable warrant on the issuance date in additional paid in capital (“APIC”) rather than a derivative warrant liability. Additionally, the warrant liability was not recorded at fair value as of September 30, 2012, with changes in such fair value being recorded through other income (expenses) on our Unaudited Consolidated Statement of Operations. The Unaudited Consolidated Balance Sheets as of September 30, 2012 included in this Form 10-Q/A have been restated to remove the $2 million in cash consideration from APIC and reported a derivative warrant liability of $1.2 million which represents its fair value as of the reporting date. The Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 included in this Form 10-Q/A have been restated to include a loss of $63 thousand and a gain of $0.8 million, respectively, which represents the effect of change in the fair value of the derivative warrant liability. Certain adjustments have been made in the Unaudited Consolidated Statement of Stockholders’ Equity and Unaudited Consolidated Statements of Cash Flows to correspond to the income statement and balance sheet adjustments as described in Note 1 of the Notes to the Unaudited Consolidated Financial Statements included in this filing. In addition, we have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$6,012,186	$7,885,652
Accounts receivable, trade	1,646,148	2,074,851
Accounts receivable, related parties	18,500	18,500
Advance royalties	171,452	114,099
Prepaid expenses	196,868	73,098
Drilling advances, net	2,485,046	1,754,020
Deferred financing costs, net of amortization of $236,203 and $712,500	570,245	237,500

Total Current Assets	11,100,445	12,157,720
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	63,929,790	48,335,664
Unproved properties	11,825,439	9,507,789
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(16,650,554)	(14,545,126)

Oil and gas properties, net	60,492,115	44,685,767
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $900,688 and $762,132, respectively	990,694	1,081,378
OTHER ASSETS
Deferred financing costs	904,286	—
Other assets	301,440	300,952

Total Other Assets	1,205,726	300,952

TOTAL ASSETS	$73,788,980	$58,225,817

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	September 30, 2012	December 31, 2011
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$1,344,206	$14,333,750
Accounts payable, related party	1,500	2,150
Accrued expenses	791,450	1,152,885
Revenue payable	362,543	451,825
Income tax payable	266,215	270,708
Notes payable — current	21,710	14,308,579

Total Current Liabilities	2,787,624	30,519,897
LONG-TERM LIABILITIES
Notes payable, net	47,440,246	5,612
Asset retirement obligations	300,577	256,651
Warrant derivative liability	1,219,683	—

Total Long-Term Liabilities	48,960,506	262,263

TOTAL LIABILITIES	51,748,130	30,782,160

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value; 13,158,578 and 12,981,828 shares issued, respectively, and 13,156,578 and 12,979,828 shares outstanding, respectively	13,159	12,982
Additional paid-in capital	40,833,872	39,300,194
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(18,804,231)	(11,867,569)

Total Stockholders’ Equity	22,040,850	27,443,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,788,980	$58,225,817

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES	$653,696	$5,314,257	$6,035,926	$10,838,672
COSTS AND EXPENSES
Production costs	829,256	1,648,397	3,558,674	2,914,805
Depreciation, depletion, amortization and accretion	550,759	1,360,678	2,303,807	3,764,598
Selling, general and administrative	1,226,313	1,401,996	4,548,302	4,044,886

Total costs and expenses	2,606,328	4,411,071	10,410,783	10,724,289
Gain on sale of assets	43,836	3,531	112,898	12,627,896

(LOSS) INCOME FROM OPERATIONS	(1,908,796)	906,717	(4,261,959)	12,742,279
OTHER INCOME (EXPENSES)
Interest income	3,968	180	17,147	648
Interest expense	(1,659,934)	(367,004)	(3,530,819)	(1,217,121)
(Loss) gain on derivative contracts	(63,023)	40,280	780,956	50,299

Total other income (expenses)	(1,718,989)	(326,544)	(2,732,716)	(1,166,174)

NET (LOSS) INCOME BEFORE INCOME TAXES	(3,627,785)	580,173	(6,994,675)	11,576,105
INCOME TAX BENEFIT (EXPENSE)	58,013	36,000	58,013	(214,000)

NET (LOSS) INCOME	$(3,569,772)	$616,173	$(6,936,662)	$11,362,105

NET (LOSS) INCOME PER SHARE — BASIC	$(0.27)	$0.05	$(0.53)	$0.89
NET (LOSS) INCOME PER SHARE — DILUTED	$(0.27)	$0.04	$(0.53)	$0.82
WEIGHTED AVERAGE SHARES — BASIC	13,156,578	12,872,078	13,042,264	12,781,913
WEIGHTED AVERAGE SHARES — DILUTED	13,156,578	14,319,629	13,042,264	13,774,255

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2012

(Unaudited)

	Common Stock		Additional Paid in	Treasury	Accumulated
	Stock	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2011	12,981,828	$12,982	$39,300,194	$(1,950)	$(11,867,569)	$27,443,657
Stock option compensation expense	—	—	962,366	—	—	962,366
Stock issued for service	176,750	177	571,312	—	—	571,489
Net Loss					(6,936,662)	(6,936,662)

Balance, September 30, 2012	13,158,578	$13,159	$40,833,872	$(1,950)	$(18,804,231)	$22,040,850

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,936,662)	$11,362,105
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation, depletion, amortization and accretion	2,303,807	3,764,598
Amortization of deferred financing cost and debt discount	890,370	475,000
Share-based compensation	1,533,855	625,411
Gain on sale of assets	(112,898)	(12,627,896)
Interest and legal expense added to principal	557,226	786,167
(Gain)/loss on derivative contracts	(780,317)	131,648
Changes in operating assets and liabilities
Accounts receivable, trade	428,703	(782,162)
Drilling advances	(731,026)	82,964
Prepaid expenses and other current assets	(181,123)	(161,184)
Other assets	(250,487)	—
Accounts payable and accrued expenses	(13,326,103)	7,260,305
Advance non-operator	—	646,135
Revenue payable	(89,282)	22,553
Accounts payable related party	(650)	—
Income tax payable	(4,493)	222,662

Net cash (used) provided by operating activities	(16,699,080)	11,808,306
CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on note receivable	—	27,295
Proceeds from sale of assets	328,466	13,785,812
Expenditures for oil and gas properties	(18,122,746)	(15,110,857)
Expenditures for property and equipment	(93,244)	(47,141)

Net cash used for investing activities	(17,887,524)	(1,344,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of warrant derivative liability	2,000,000	—
Issuances of common stock	—	49,000
Financing costs paid	(1,460,734)	(750,000)
Proceeds from notes payable	47,043,307	—
Payments on notes payable	(14,869,435)	(5,044,529)

Net cash provided (used) by financing activities	32,713,138	(5,745,529)

NET CHANGE IN CASH	(1,873,466)	4,717,886
CASH, BEGINNING OF PERIOD	7,885,652	1,037,941

CASH, END OF PERIOD	$6,012,186	$5,755,827

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid for interest	$2,676,218	$430,954
Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	1,211,010	1,347,801
Reclass from accrued expenses to notes payable	—	725,000
Increase in asset retirement obligation	27,000	7,766
Accrued expenditures for debt refinancing	—	250,000

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

Restatement of Financial Statements

The Unaudited Consolidated Balance Sheets as of September 30, 2012 included in this Form 10-Q/A have been restated to remove the $2 million in cash consideration related to the issuance of certain warrants and related put options from Additional Paid in Capital (“APIC”) and report a warrant derivative liability of $1.2 million which represents its fair value as of the reporting date. The Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 included in this Form 10-Q/A have been restated to include a loss of $63 thousand and a gain of $0.8 million, respectively, which represents the effect of change in the fair value of the derivative warrant liability. Certain adjustments have been made in the Unaudited Consolidated Statement of Stockholders’ Equity and Unaudited Consolidated Statements of Cash Flows to correspond to the income statement and balance sheet adjustments as described above. The following table summarizes the effects of the restatement resulting from the correction of this error.

	September 30, 2012
Unaudited Quarterly Information	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheets
Warrant Derivative Liability	$0	$1,219,683	$1,219,683
Total Long-Term Liabilities	47,740,823	1,219,683	48,960,506
Total Liabilities	50,528,447	1,219,683	51,748,130
Additional Paid-in Capital	42,833,872	(2,000,000)	40,833,872
Accumulated Deficit	(19,584,548)	780,317	(18,804,231)
Shareholders’ Equity	23,260,533	(1,219,683)	22,040,850

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
Unaudited Quarterly Information	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Operations
Gain (Loss) on Derivatives	$0	$(63,023)	$(63,023)	$639	$780,317	$780,956
Total Other Income (expenses)	(1,655,966)	(63,023)	(1,718,989)	(3,513,033)	780,317	(2,732,716)
Net (Loss) Income Before Income Taxes	(3,564,762)	(63,023)	(3,627,785)	(7,774,992)	780,317	(6,994,675)
Net (Loss) Income	(3,506,749)	(63,023)	(3,569,772)	(7,716,979)	780,317	(6,936,662)
Per share amounts:
Basic Income (Loss) Per share	$(0.27)	—	(0.27)	$(0.59)	$0.06	$(0.53)
Diluted Income (Loss) Per share	(0.27)	—	(0.27)	(0.59)	0.06	(0.53)

	Nine Months Ended
	September 30, 2012
Unaudited Quarterly Information	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Stockholders’ Equity
Warrants issued – American Shale Development, Inc.	$2,000,000	$(2,000,000)	$0
Additional Paid in Capital	42.833,872	(2,000,000)	40,833,872
Net Loss	(7,716,979)	780,317	(6,936,662)
Accumulated Deficit	(19,584,548)	780,317	(18,804,231)
Shareholders’ Equity	23,260,533	(1,219,683)	22,040,850

	Nine Months Ended
	September 30, 2012
Unaudited Quarterly Information	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows
Net loss	$(7,716,979)	$780,317	$(6,936,662)
Adjustment to reconcile net loss to net cash (used) provided by operating activities:
Unrealized gain on derivatives	0	(780,317)	(780,317)

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

The Company has determined that the warrant and related put option issued for one of its wholly-owned subsidiaries has an embedded derivative. The Company also enters into derivative commodity contracts at times to manage or reduce commodity price risk related to its production. Usually these commodity contracts are not designated as hedges, so changes in the fair value are recognized in other income (expenses).

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

NOTE 2 — GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses of $(18,804,231) through September 30, 2012. At September 30, 2012, Trans Energy had stockholders’ equity of $22,040,850.

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

During 2012 Republic paid Trans Energy $275,000 for the remaining 20% of the sale that occurred during July, 2010. See Note 10.

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

The warrant derivative liability is recorded at fair value and reported as a Long-Term Liability on the Consolidated Balance Sheets with the change in fair value recorded in the Consolidated Statements of Operations in Other Income (Expense). As of September 30, 2012, the warrant derivative liability had a fair value of $1,219,683. The change in the fair value of the warrant derivative liability amounted to an unrealized loss of $63,023 and an unrealized gain of $780,317 for the three and nine month periods ended September 30, 2012, respectively.

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

In June 2012, Trans Energy, due to a severance agreement, granted 150,000 common stock options. These options vested immediately. These options were granted at an exercise price of $2.30 per common share and were valued using the Black Scholes valuation model and similar assumptions as the April, 2012 options. The Company recorded $198,000 of stock compensation expense in the third quarter related to these additional stock options. (See Note 10.)

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

	Three months ended September 30,
	2012	2012	2011	2011
Total revenues	$653,696	100%	$5,314,257	100%
Total costs and expenses	(2,606,328)	(399)%	(4,411,071)	(83)%
Gain on sale of assets	43,836	7%	3,531	0%

(Loss) income from operations	(1,908,796)	(292)%	906,717	17%
Other expenses	(1,718,989)	(263)%	(326,544)	(6)%
Income taxes	58,013	9%	36,000	1%

Net (loss) income	(3,569,772)	(546)%	$616,173	(12)%

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

Interest expense increased $1,292,930 or 352% for the three months ended September 30, 2012, as compared to the same period for 2011 due to a significantly higher loan balance after the refinancing. The average loan balance for the third quarter of 2012 was $50,047,000 compared to an average loan balance of $13,345,000 for the third quarter of 2011

The $4,185,945 decrease in net income for the three months ended September 30, 2012, as compared to the same period for 2011, was primarily attributable to lower average sales prices and production volumes and increased interest expense, partially offset by lower production costs.

Nine months ended September 30, 2012 compared to September 30, 2011

The following table sets forth the percentage relationship to total revenues of principal items contained in our unaudited consolidated statements of operations for the nine months ended September 30, 2012 and 2011. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Nine months ended September 30,
	2012	2012	2011	2011
Total revenues	$6,035,926	100%	$10,838,672	100%
Total costs and expenses	(10,410,783)	(172)%	(10,724,289)	(99)%
Gain on sale of assets	112,898	2%	12,627,896	117%

(Loss) income from operations	(4,261,959)	(70)%	12,742,279	118%
Other expenses	(2,732,716)	(45)%	(1,166,174)	(11)%
Income taxes	58,013	(0)%	(214,000)	(2)%

Net (loss) income	(6,936,662)	(115)%	$11,362,105	105%

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

Gain on derivatives increased $730,657 or 1,453% for the nine months ended September 30, 2012 as compared to the same period for 2011 due primarily to an unrealized gain recognized on warrant derivative liability in 2012 which represents the change in fair value of the warrant derivative liability.

Net loss for the nine months ended September 30, 2012, was $6,936,662 compared to a net income of $11,362,105 for the same period of 2011. This is primarily due to the sale of certain acreage assets that occurred in the first quarter of 2011 for a net gain of approximately $12.6 million. Increased operating losses, partially offset by an unrealized gain recognized on the warrant derivative liability, as described above explain the remaining change in 2012.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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