Form 10-Q
period 2013-03-31
TRANS ENERGY INC
filed 2013-05-15
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2013
Common Stock, $0.001 par value	13,236,228

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$26,004,155	$1,009,084
Accounts receivable, trade	2,292,348	3,143,766
Accounts receivable, related parties	18,500	18,500
Advance Royalties	221,452	221,452
Prepaid Expenses	827,778	407,596
Deferred financing costs, net of amortization of $565,426 and $402,525	669,998	603,788

Total Current Assets	30,034,231	5,404,186
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	48,574,629	47,730,848
Unproved properties	12,961,909	12,008,550
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(9,425,389)	(8,809,022)

Oil and gas properties, net	53,498,589	52,317,816
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $261,438 and $239,277, respectively	649,594	665,874
OTHER ASSETS
Assets held for sale	—	3,013,000
Deferred financing costs	616,917	735,662
Other assets	302,404	301,923

Total Other Assets	919,321	4,050,585

TOTAL ASSETS	$85,101,735	$62,438,461

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	March 31, 2013	December 31, 2012
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$138,004	$187,089
Accounts payable due to drilling operator	1,002,134	839,456
Accounts payable, related party	1,500	1,500
Accrued expenses	1,767,157	1,642,718
Revenue payable	285,617	225,674
Notes payable — current	17,908	19,825

Total Current Liabilities	3,212,320	2,916,262
LONG-TERM LIABILITIES
Notes payable, net	73,486,900	48,225,848
Asset retirement obligations	29,237	28,317
Liabilities held for sale	—	388,005
Warrant derivative liability	2,684,601	2,808,278

Total Long-Term Liabilities	76,200,738	51,450,448

Total Liabilities	79,413,058	54,366,710
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value; 13,238,228 and 13,238,228 shares issued, respectively, and 13,236,228 and 13,236,228 shares outstanding, respectively	13,238	13,238
Additional paid-in capital	41,441,698	41,131,636
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(35,764,309)	(33,071,173)

Total Stockholders’ Equity	5,688,677	8,071,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,101,735	$62,438,461

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2013	2012
REVENUES	$3,609,326	$2,917,528
COSTS AND EXPENSES
Production Costs	2,319,640	1,621,166
Depreciation, depletion, amortization and accretion	639,449	1,010,998
Selling, general and administrative	1,560,338	1,412,775

Total costs and expenses	4,519,427	4,044,939
Gain (loss) on sale of assets	(8,787)	61,855

LOSS FROM OPERATIONS	(918,888)	(1,065,556)
OTHER INCOME (EXPENSES)
Interest Income	4,821	7,193
Interest Expense	(1,902,746)	(438,744)
Gain on derivative contracts	123,677	639

Total other income (expenses)	(1,774,248)	(430,912)

NET LOSS BEFORE INCOME TAXES	(2,693,136)	(1,496,468)
INCOME TAXES	—	—

NET LOSS	$(2,693,136)	$(1,496,468)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.20)	$(0.12)
WEIGHTED AVERAGE SHARES — BASIC AND DILUTED	13,236,228	12,979,828

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2013

(Unaudited)

			Additional
	Common Stock		Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, Dec. 31, 2012	13,238,228	$13,238	$41,131,636	$(1,950)	$(33,071,173)	$8,071,751
Share based compensation expense			310,062			310,062
Net Loss					(2,693,136)	(2,693,136)

Balance, March 31, 2013	13,238,228	$13,238	$41,441,698	$(1,950)	$(35,764,309)	$5,688,677

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,693,136)	$(1,496,468)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion, amortization and accretion	639,449	1,010,998
Share-based compensation	310,062	238,233
Loss (gain) on sale of assets	8,787	(61,855)
Amortization of deferred financing costs and debt discount	427,604	237,500
Unrealized gain on derivative contracts	(123,677)	—
Interest and legal expense added to principal	—	437,934
Changes in operating assets and liabilities:
Accounts receivable, trade	851,418	907,853
Accounts receivable due from non-operator, net		(864,311)
Advance royalties and other assets	(481)	—
Prepaid expenses and other current assets	(420,182)	(101,091)
Accounts payable and accrued expenses	(183,663)	(1,797,752)
Accounts payable related party	—	(650)
Revenue payable	59,943	(451,825)

Net cash used by operating activities	(1,123,876)	(1,941,434)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	2,618,025	274,947
Expenditures for oil and gas properties	(1,377,891)	(1,466,178)
Expenditures for property and equipment	(5,251)	(35,614)

Net cash provided (used) by investing activities	1,234,883	(1,226,845)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs paid	(110,365)	(201,425)
Payments on notes payable	(5,571)	(8,100)
Proceeds from notes payable	25,000,000	—

Net cash provided (used) by financing activities	24,884,064	(209,525)

NET CHANGE IN CASH	24,995,071	(3,377,804)

CASH, BEGINNING OF PERIOD	1,009,084	7,885,652

CASH, END OF PERIOD	$26,004,155	$4,507,848

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$1,638,040	$465
Income taxes	—	—
Non-cash investing and financing activities:
Due to operator for expenditures for oil and gas properties	162,678
Increase in asset retirement obligation	920	5,471

See notes to unaudited consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by Trans Energy, Inc., (“Trans Energy” “we,” “our,” “us,” or the “Company”), in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Trans Energy’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Nature of Operations and Organization

Trans Energy is an independent energy company engaged in the acquisition, exploration, development, exploitation and production of oil and natural gas. Its operations are presently focused in the State of West Virginia.

Principles of Consolidation

The consolidated financial statements include Trans Energy and its wholly-owned subsidiaries, Prima Oil Company, Inc., Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc., American Shale Development, Inc., and Tyler Energy, Inc., and interests with joint venture partners, which are accounted for under the proportional consolidation method. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion, amortization, and impairment of oil and gas properties and timing and costs associated with its asset retirement obligations. Reserve estimates are by their nature inherently imprecise.

Cash

Financial instruments that potentially subject the Company to a concentration of credit risk include cash. At times, amounts may exceed federally insured limits and may exceed reported balances due to outstanding checks. Management does not believe it is exposed to any significant credit risk on cash.

Receivables

Accounts receivable are carried at their expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. No allowance for doubtful accounts is deemed necessary at March 31, 2013 and December 31, 2012 by management and no bad debt expense was incurred during the three months ended March 31, 2013 and 2012.

Financing Cost

In connection with obtaining new financing in February 2013 and April 2012, the Company incurred $110,365 in fees during 2013 and $1,741,976 in 2012. These fees were recorded as financing costs and are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. Amortization of financing costs for the three months ended March 31, 2013 and 2012 were $162,901 and $0, respectively.

Derivatives

Derivatives and embedded derivatives, if applicable, are measured at fair value and recognized in the consolidated balance sheet as an asset or a liability. Derivatives are classified in the balance sheet as current or non-current based on whether net-cash settlement is expected to be required within 12 months of the balance sheet date. The changes in the fair value of the derivatives are included in other income (expense) in the consolidated statement of operations. The pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

The Company has determined that the warrant and related put option issued for one of its wholly-own subsidiaries is a derivative liability. The Company also enters into derivative commodity contracts at times to manage or reduce commodity price risk related to its production. Usually these commodity contracts are not designated as a hedge, so changes in the fair value are recognized in other income (expense).

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

The following is a description of the changes to Trans Energy’s asset retirement obligations for the three months ended March 31:

	2013	2012
Asset retirement obligations at beginning of period	$28,317	$256,651
Liabilities incurred during the period	—	—
Accretion expense	920	5,471

Asset retirement obligations at end of period	$29,237	$262,122

At March 31, 2013 and December 31, 2012, the Company’s current portion of the asset retirement obligation was $0. In addition, asset retirement obligations related to the shallow wells sold in 2013 were reported as liabilities held for sale at December 31, 2012.

Income Taxes

At March 31, 2013, the Company had net operating loss carry forwards (“NOLs”) for future years of approximately $31.0 million. These NOLs will expire at various dates through 2032. The current tax provision is -0- for the three months ended March 31, 2013 due to a net operating loss for the period. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or Alternative Minimum Tax (“AMT”) credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

The Company has provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

The Company has no material unrecognized tax benefits. No tax penalties or interest expense were accrued as of March 31, 2013 or 2012 or paid during the periods then ended. Trans Energy files tax returns in the United States and states in which it has operations and is subject to taxation. Tax years subsequent to 2008 remain open to examination by U.S. federal and state tax jurisdictions, however prior year net operating losses remain open for examination.

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

Revenue and Cost Recognition

Trans Energy recognizes gas revenues upon delivery of the gas to the customers’ pipeline from Trans Energy’s pipelines when recorded as received by the customer’s meter. Trans Energy recognizes oil revenues when pumped and metered by the customer. Trans Energy recognized $3,573,883 and $2,771,982 in oil and gas revenues for the three months ended March 31, 2013 and 2012, respectively. Trans Energy uses the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which Trans Energy is entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Trans Energy had no material imbalances as of March 31, 2013 and December 31, 2012. Costs associated with production are expensed in the period incurred.

Revenue payable represents cash received but not yet distributed to third parties.

Transportation revenue is recognized when earned and we have a contractual right to receive payment. We recognized $35,443 and $93,313 of transportation revenue for the three months ended March 31, 2013 and 2012, respectively.

NOTE 2 — OPERATIONS

Trans Energy has incurred cumulative operating losses through March 31, 2013, of $35,764,309. Although the prior year revenues were not sufficient to cover our operating costs and interest expense, the Company is focusing on drilling Marcellus Shale wells which based upon projections, are expected to increase cash flow. In February 2013, the Company obtained additional financing in the amount of $25 million to be used for capital expenditures. During the first quarter of 2013, we also increased operating revenues by selling the shallow wells owned by the Company. On January 24, 2013, the Company closed the sale of its interests in certain non-core assets for approximately $2,625,000 of net cash proceeds. The interests sold consisted of the Company’s working interest in all existing shallow wells, but the Company retained an overriding royalty interest of approximately 2.5% on most of the wells.

NOTE 3 — OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the three months ended March 31, 2013 and 2012 were $1,377,891 and $1,253,116, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $616,314 and $944,717 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 4 —ACCOUNTS PAYABLE DUE TO DRILLING OPERATIOR

Trans Energy has historically been the drilling operator for wells drilled on behalf of the Company and other third parties in which Trans Energy owns a working interest. In 2012, another owner became the drilling operator for wells in which Trans Energy owns a working interest. Trans Energy owed the drilling operator $1,002,134 and $839,456 for charges incurred, but not paid, as of March 31, 2013 and December 31, 2012, respectively.

NOTE 5 — NOTES PAYABLE

On June 22, 2007, Trans Energy finalized a financing agreement with CIT Capital USA Inc. (“CIT”) for an amount that was ultimately increased to $30,000,000. Interest payment due dates are elected at the time of borrowing and range from monthly to three months. Principal payments were due at maturity on June 15, 2010, for all borrowing outstanding on that date. During the subsequent period up to and including April 2, 2012, the Company and CIT made eight amendments to their initial agreement to, among other things, restructure the maturity date, confirm the principal amount following certain payments, and grant to CIT a 1.5% overriding royalty interest in each of the Stout #2H, Groves #1H and Lucey #1H wells, as well as a 1.5% overriding royalty interest in the next three horizontal wells drilled in the Marcellus Shale, which have commercial production for a period of at least 30 consecutive days and in which the Company, or any of its subsidiaries, has an interest. Each 1.5% overriding royalty interest is to be proportionately reduced to the extent the Company or its subsidiary owns less than the full working interest in the leases, or to the extent such oil and gas leases cover less than the full mineral interest.

On April 2, 2012, the Company paid $125,000 on the principal amount outstanding and the remainder of the principal was paid with proceeds received from the American Shale Development, Inc. Credit Agreement (see further discussion below). CIT still retains ownership of the 1.5% overriding royalty interest after the payoff.

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

The ASD Credit Agreement is for a notional amount of $50 million, which was received at closing net of a $3 million Original Issue Discount (OID) and a $50,000 administrative fee. These OID costs are netted against Notes Payable and are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. $264,706 of the OID was amortized as interest expense for the three months ended March 31, 2013. The administrative fee is due annually.

On February 28, 2013, ASD amended and restated the credit agreement that was previously entered into on February 29, 2012 by and among ASD, Lenders and Agent. The new credit agreement was entered into among the parties in order to facilitate an increase in the principal amount of the borrowings under the facility to $75 million. The additional funds were received February 28, 2013. The other terms of the credit agreement were unchanged. Interest is due monthly at 10% plus the greater of 1% or the 3 month LIBOR rate (11% at March 31, 2013). Principal is due at maturity, February 28, 2015. There is no corresponding make-whole amount with respect to the $25 million loan in the event of a prepayment. American Shale will be required to pay a “Termination Fee” with respect to the $25 million loan upon the earliest to occur of (i) a Change of Control (as defined in the A&R Credit agreement), (ii) the exercise of the Warrant Put Option (as defined in the Warrants) and (iii) certain defaults under the A&R Credit Agreement related to seeking relief from creditors or generally being unable to repay debts as they come due. The Termination Fee will be equal to $12.5 million less all interest payments actually made with respect to the $25 million loan prior to such date.

The ASD Credit Agreement is collateralized by American Shale’s natural gas and oil reserves and is guaranteed by Trans Energy. The ASD credit agreement includes reporting, financial and other restrictive covenants, as well as a contingent interest provision that adds 1% of the outstanding principal amount of the Loan to the loan balance for any quarter in which American Shale’s Consolidated Leverage Ratio exceeds certain levels, as defined in the ASD Credit Agreement. ASD’s Consolidated Leverage Ratio exceeded the allowed level at December 31, 2012. Therefore, the contingent interest provision has been applied which is equal to 1% of the outstanding principal amount of the Loan at the beginning of such fiscal quarter, and $500,000 was added to the principal balance and interest expense. The Company has to pay interest through April 26, 2014, on any principal prepayments prior to April 26, 2014, at the time of the prepayment.

As of March 31, 2013 and December 31, 2012, the Company owed $34,220 and $15,155, respectively, for other loans, primarily for vehicles.

NOTE 6 — DERIVATIVE AND HEDGING FINANCIAL INSTRUMENTS

ASC 480-10-25-8 through 25-12, Derivative and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments. As a part of the April 26, 2012 ASD Credit Agreement, the Company entered into a warrant agreement with Chambers which requires American Shale to sell the Lenders for a total of $2 million a warrant for 19,500 shares representing 19.5% of ASD’s stock at $263.44 per share. The warrant expires on February 28, 2015. The warrant includes a put option whereby the Lender could require ASD to repurchase the warrant as of February 28, 2015, or earlier if certain events occur which is in accordance with the credit agreement. Under the put option, ASD would pay the excess of the fair market value per share of the stock over $263.44 times the number of shares exercisable less any distributions or similar payments defined by the agreement. In certain circumstances ASD has the option to transfer working interest in all of its wells equal to the value of the put option instead of paying in cash.

The embedded derivative is recorded at fair value and reported as a Long-Term Liability on the Consolidated Balance Sheet with the change in fair value recorded in the Consolidated Statements of Operations in Other Income (Expenses). The gain on the change in fair value of the embedded warrant amounted to $123,677 for the three months ended March 31, 2013. The Embedded Warrant Liability had a fair value of $2,684,601 and $2,808,278 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY

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

In December 2012, Trans Energy granted 9,900 shares of common stock to seventeen employees under the long-term incentive bonus program. The 9,900 shares vested immediately and the shares were valued using fair market value of the common stock at the date of grant.

In August 2006, Trans Energy granted 800,000 common stock options to two employees with an expiration date of August 16, 2011. Trans Energy extended those options in September 2011 to August 16, 2012. Trans Energy recorded $11,831 of additional stock-based compensation in September 2011 related to the one year extension. In 2012 Trans Energy extended the expiration date of these options to August 16, 2014 due to provisions of severance agreements.

Due to severance agreements, effective in April 2012, certain employees became vested 100% on their stock options and stock awards.

The following are assumptions made in computing the 2013 option fair value:

Average risk-free interest rate	0.89%
Dividend yield	0%
Expected term	5 years
Average expected volatility	78.40%

In February 2013, Trans Energy granted 42,000 shares of stock to five employees under the long-term incentive bonus program. The 36,000 shares are not performance based and vest semi-annually over a three period and 6,000 shares are performance based and vest semi-annually over a three year period, subject to ongoing employment. The 42,000 shares were valued at $2.50 using fair value of the common stock at the date of grant and will be amortized to compensation expense semi-annually over three years.

In February 2013, Trans Energy also granted 346,000 common stock options to seven employees and five outside board members. These options vest semi-annually over five years and have a five year term. These stock options were granted at an exercise price of $2.50 per common share and were valued using the Black Scholes valuation model. The options are being amortized to share-based compensation expense semi-annually over the vesting period. Of the 346,000 shares granted, 12,000 of the share are performance based.

The stock-based compensation expense for the three months ending March 31, 2013 and 2012 is as follows:

Common stock awards

Issue date	Total Shares Awarded	Average Issuance Price	3/31/2013	3/31/2012
December 2010	136,500	$3.00	$11,625	$25,125
May 2011	420,000	2.68	60,300	93,800
December 2011	12,000	2.68	2,680	2,680
April 2012	60,000	2.30	11,500	—
August 2012	30,000	1.75	4,375	—
February 2013	42,000	2.50	8,750	—

			$99,230	$121,605

Stock option awards
Issue date	Total Options Awarded	Average Strike Price	3/31/2013	3/31/2012
December 2010	368,000	$3.00	$30,283	$57,123
May 2011	378,000	2.68	37,083	54,331
December 2011	36,000	2.68	5,175	5,174
April 2012	804,000	2.30	86,460	—
August 2012	60,000	2.30	6,600	—
February 2013	346,000	2.50	45,231	—

			$210,832	$116,628

Total share-based expense			$310,062	$238,233

NOTE 8 — EARNINGS PER SHARE

Basic income (loss) per share of common stock for the periods ended March 31, 2013 and 2012 is determined by dividing net income (loss) by the weighted average number of shares of common stock during the period.

The Company’s stock options were anti-dilutive for the three months ended March 31, 2013 and 2012.

The Company paid no cash distributions to its stockholders during the three months ended March 31, 2013 and 2012.

NOTE 9 — SALE OF ASSETS

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

The assets and liabilities related to the wells and equipment sold were reported as assets and liabilities held for sale at December 31, 2012. The Company wrote the assets down to their fair market value as of December 31, 2012 based on the sale proceeds and recorded an impairment on the assets of $10, 132,702. The loss on sale of assets reported in 2013 is due to actual sale expenses being greater than the expenses accrued as of December 31, 2012.

NOTE 10 — BUSINESS SEGMENTS

Trans Energy’s principal operations consist of exploration and production with Trans Energy and Prima Oil Company, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Three Months Ended March 31	Exploration and Production	Pipeline Transmission	Corporate	Total
Revenue	2013	$3,573,883	$35,443	$—	$3,609,326
	2012	2,771,982	93,313	52,233	2,917,528
Income (Loss) from operations	2013	607,258	32,554	(1,558,700)	(918,888)
	2012	5,967	51,519	(1,123,042)	(1,065,556)
Interest expense	2013	1,897,900	—	4,846	1,902,746
	2012	438,744	—	—	438,744
Depreciation, depletion, amortization and accretion	2013	639,395	54	—	639,449
	2012	1,010,918	80	—	1,010,998
Property and equipment acquisitions, including oil and gas properties	2013	13,377,891	—	5,281	13,383,172
	2012	1,073,617	—	—	1,073,617
Total assets, net of intercompany accounts:
March 31, 2013		85,093,588	8,147		85,101,735
December 31, 2012		62,408,692	29,769		62,438,461

Property and equipment acquisitions include accrued amounts and reclassifications.

NOTE 11 — SUBSEQUENT EVENT

On May 9, 2013 the company’s subsidiary, American Shale Development, entered into costless collars covering approximately 85% of its expected natural gas production from wells that were considered proved developed producing (“PDP”) as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with the company’s ethane production was essentially hedged, since it is sold as part of the natural gas stream. The costless collars consist of long put options (floor) with a strike price of $4.00 per MMBtu and offsetting short calls (ceiling) with a strike price of $4.28 per MMBtu. The aforementioned volumes are hedged beginning with the June 2013 contract and ending with the April 2015 contract. A total of 3,391,910 MMBtu are hedged over this period, with monthly volumes declining from a high of approximately 207,000 MMBtu in June 2013 to 113,000 MMBtu in April 2015.

In April and May of 2013, the President of the Company and the Chairman of the Board, respectively, entered into change of control agreements. These agreements provide both individuals to receive a severance payment equal to twice their annual salary and 85,000 vested common shares if there is a change in control of the Company and they are terminated or demoted. Various other Company personnel also received change in control agreements in April that provide them severance payments equal to their salary for six to twelve months.

In May 2013, Trans Energy granted 100,000 common stock options to the Chairman of the Board. These options vest semi-annually over five years and have a five year term. The stock options were granted at an exercise price of $3.00 per common share, which was equal to the fair market value of the common stock at the date of the grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our 2012 Form 10-K. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.

We intend to focus our development and exploration efforts in our West Virginia properties and utilize our attractive opportunities to expand our reserve base through continuing to drill higher risk/higher reward exploratory and development drilling in the Marcellus Shale for 2013 and beyond with our new financing as discussed under item 1. Management intends to use a portion of the proceeds from the Chambers facility financing to fund this drilling program. We will evaluate our properties on a continuous basis in order to optimize our existing asset base. We plan to employ the latest drilling, completion, and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells. We believe that our extensive acreage position will allow us to grow through high risk drilling in the near term.

In summary, our strategy is to increase our oil and gas reserves and production while keeping our development costs and operating costs as low as possible. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. The success of this strategy is contingent on various risk factors, as discussed in our 2012 Form 10-K.

Results of Operations

Three months ended March 31, 2013 compared to March 31, 2012

The following table sets forth the relationship of total revenues of principal items contained in our Unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Total revenues	$3,609,326	$2,917,528
Total costs and expenses	(4,519,427)	(4,044,939)
(Loss) gain on sale of assets	(8,787)	61,855

Loss from operations	(918,888)	(1,065,556)
Other expenses	(1,774,248)	(430,912)
Income taxes	—	—

Net loss	$(2,693,136)	$(1,496,468)

Total revenues of $3,609,326 for the three months ended March 31, 2013 increased $691,798 or 24% compared to $2,917,528 for the three months ended March 31, 2012 due to an increase in natural gas production as a result of new drilling in 2012.

Revenue from natural gas sales increased by $1,273,737 or 84% when compared to 2012 which was the result of higher production volumes and prices. Natural gas production volumes increased by 240,336 MCF, or 51%, to 708,520 from 468,184 in the first three months of 2012. The price of natural gas increased from an average of $3.25/mcf for the three months ended March 31, 2012 to an average price of $3.95/mcf for the three months ended March 31, 2013, representing a $0.70 increase in the average price. Also the Doman 1H and Doman 2H were brought on- line in the first quarter of 2013.

Revenues from oil and natural gas liquid (NGL) sales for the three months ended March 31, 2013 decreased by $471,837 when compared to the three months ended March 31, 2012. Oil sales decreased $146,199 or 67% in 2013 due to lower production volumes associated with the sale of the shallow wells in January 2013 and lower product prices when comparing 2013 to 2012. Oil volumes decreased from 1,847 bbls for the three months ended March 31, 2012 to 840 bbls for the three months ended March 31, 2013, or a 1,007 bbl decrease in production. The price of oil decreased from an average of $117.99/bbl for the three months ended March 31, 2012 to an average price of $85.43/bbl for the three months ended March 31, 2013, representing a $32.56 decrease in the average price.

Natural gas liquid sales decreased $325,638, or 32% to $705,722 from $1,031,360 due to lower product prices. The average price of NGLs decreased from $1.84 per gallon for the three months ended March 31, 2012 to $0.67 per gallon for the three months ended March 31, 2013. Total production of NGLs was 1,045,944 gallons for the three months ended March 31, 2013, which was an increase of 484,372 gallons or 86% compared to 561,572 gallons for the three months ended March 31, 2012.

Production costs increased $698,474 for the three months ended March 31, 2013 as compared to the same period for 2012, primarily due to an increase in severance tax expense and an increase in transportation fees and natural gas liquid processing fees, associated with the increased production in 2013.

Depreciation, depletion, amortization and accretion expense decreased $371,549 or 37% for the three months ended March 31, 2013 as compared to the same period for 2012, primarily due to the selling of the shallow wells in January 2013.

Selling, general and administrative expense increased $147,563 or 10% for the three months ended March 31, 2013 as compared to the comparable period in 2012, due to an increase in share based compensation expense as well as increased legal and professional fees.

Interest expense increased $1,464,002 or 334% for the three months ended March 31, 2013 as compared to the same period in 2012 due to the higher loan balance.

Gain on derivative for 2013 was $123,677as compared to $639 in the same period in 2012. The gain for 2013 is the result of recording the change in the value of the put option associated with our warrant derivative liability.

Net loss for the three months ended March 31, 2013 was $2,693,136 compared to a net loss of $1,496,468 for the comparable period in 2012. This increase in the net loss is primarily due to the increase in interest expense which was offset partially by a decrease in loss from operations.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenue, outside financing and the proceeds of acreage sales. At March 31, 2013, we had positive working capital of $26,821,911 compared to positive working capital of $2,487,924 at December 31, 2012. This increase in working capital is due to the additional loan proceeds received in February, 2013.

During the first three months of 2013, net cash used by operating activities was $1,123,876 compared to $1,941,434 for the same period of 2012. This increase in cash flow from operations was primarily due to a decrease in the amount paid on our accounts payable and revenue payable during the first three months of 2013 when compared to the same period in 2012 which was offset by a decrease in the net cash generated from sales of hydrocarbons, after associated production expenses in 2013 when compared to the same period in 2012.

We expect our cash flow provided by operations for 2013, compared to the comparable period in 2012, to improve because of higher projected production from the drilling program. However, if our drilling or realized commodity prices miss expectation, our cash flow provided by operations may differ materially from our expectations.

Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production and prices, or changes in working capital accounts and actual well performance. In additions, our oil and gas production may be curtailed due to factors beyond our control, such as downstream activities on major pipelines causing us to shut-in production for various lengths of time.

During the first three months of 2013, net cash provided by investing activities was $1,234,883 compared to net cash used of $1,226,845 in the same period in 2012. The change was due to the cash proceeds received from the sale of the shallow wells.

During the first three months of 2013, net cash proceeds provided by financing activities was $24,884,064 compared to net cash used of $209,525 in the same period in 2012. The change was due to the cash proceeds received from our additional financing.

We anticipated meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Marshall and Wetzel counties in West Virginia and our additional $25 million financing which was funded February 28, 2013.

Critical accounting policies

We consider accounting policies related to our estimates of proved reserves, accounting for derivatives, share-based payments, accounting for oil and natural gas properties, asset retirement obligations and accounting for income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we will identify measures to address the material weakness. Our management, with the oversight of the audit committee of our board of directors, will continue to assess and take steps to enhance the overall design and capability of our control environment in the future. More specifically, the Company intends to remediate the material weakness in the internal control over financial reporting identified above by adding additional controls over derivative accounting and the application of relevant accounting guidance. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

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

On January 14, 2013, Abcouwer filed an action in the Circuit Court of Kanawha County, West Virginia against the Company, and two individual defendants currently on the Board of Directors of the Company – William F. Woodburn (“Woodburn”) and Loren E. Bagley (“Bagley”). The matter is identified as Civil Action No. 13-C-56 and was assigned to the Honorable Carrie L. Webster. In his complaint, Abcouwer alleges that Plaintiff and Defendants entered into a verbal agreement that required the Company to enter into a third party sales transaction which would have allegedly caused Abcouwer to make significant profit as the result of his ownership of Company stock. Abcouwer alleges that he lost approximately $30 million as a result of the fact that no sale of the Company ever took place. The Company believes that no such agreement existed and that Abcouwer’s claims are wholly without merit. On March 25, 2013, the Company filed an answer denying the existence of any liability and asserting, in the alternative, counterclaims for fraud and breach of fiduciary duty. The Company’s counterclaims allege that, to the extent a binding agreement between Abcouwer and the Company existed, Abcouwer failed to disclose such agreement to the Company despite a duty to do so.

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

Not Applicable.

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

TRANS ENERGY, INC.

Date: May 15, 2013	By	/s/ John G. Corp
JOHN G. CORP
Principal Executive Officer

Date: May 15, 2013	By	/s/ John S. Tumis
JOHN S. TUMIS
Chief Financial Officer