Form 10-K/A
period 2009-12-31
TRANS ENERGY INC
filed 2013-09-26
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 30, 2010, was 12,518,578.

EXPLANATORY NOTE

We are filing this amendment to our annual report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010, to reflect changes made in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) in connection with the staff’s review of our annual report.

Significant changes include the following:

•	Included in Item 2- Properties

•	Expanded disclosure to discuss technology used to establish appropriate level of certainty for material additions to our reserve estimates

•	Disclosed internal controls used in reserve estimation process.

•

Proved undeveloped reserves have been removed as the Company has not demonstrated the means or wherewithal to reasonably develop those reserves within the next 5 years. Discussion has been added to address removal of proved undeveloped reserves.

•	Additional disclosures to identify the technical person primarily responsible for the preparation of the reserve estimates and the internal controls over the reserve estimates.

•	Expanded disclosure on future lease expirations and current year drilling activities

•	Included in Note 15- Supplementary Information on Oil and Gas Producing Activities (Unaudited)

•	Proved undeveloped reserves have been removed as discussed above, and disclosures have been updated to reflect exclusion

•	Revisions

•	Exhibits 31.1 & 31.2- revised to include updated Small business issuer language and to reflect current management and current management and the current date.

•	Exhibit 32- revised to reflect current management and the current date.

•	Exhibit 99.1- revised third party engineer’s report from Wright & Company.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Form 10-K and our other filings with the SEC.

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

The Company has been an oil and gas developer for more than twenty years, but began a more aggressive focus on development and growth in early 2006. At that time, the Company reorganized with a new CEO and installed a new controller. In addition, we began an effort to leverage the company’s acreage and reserves to fund development, and have drilled more than 30 wells since early 2006 and significantly increased production and reserves. During late 2007, we redirected our focus from shallow drilling to drilling exclusively in the Marcellus Shale. Management intends to continue to develop and increase the production from oil and natural gas properties that we currently own. We will continue to transport and market natural gas through our pipelines.

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

Item 2 Properties

Our properties consist of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia. Our proved reserves as of December 31, 2009 and 2008 are set forth below:

	As of December 31,
	2009		2008		2007
	Oil (BBL)	Natural Gas (MCF)	Oil (BBL)	Natural Gas (MCF)	Oil (BBL)	Natural Gas (MCF)
Developed Producing	158,545	5,002,524	199,596	5,861,734	178,415	4,440,834
Developed Non-Producing	—	1,562,532	209,588	2,348,857	424,567	2,550,191
Proved Undeveloped	—	—	—	9,124,721	1,534,979	15,835,711

Total Proved	158,545	6,565,057	409,184	17,335,312	2,137,961	22,826,736

A review of our reserves was conducted at year-end 2009 by Wright and Company, Inc., our independent petroleum consultants. The estimates for 2008 and 2007 are based upon the reports of Schlumberger Technology Corporation, independent petroleum consultants. These engineers were selected for their geographic expertise and their historical experience in engineering certain properties. The technical person responsible for reviewing the reserve estimates meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We have an internal petroleum engineer on staff who works closely with our independent petroleum consultants to ensure the integrity, accuracy and timeliness of data furnished to our independent petroleum consultants for their reserves review process. Throughout the year, our technical team meets periodically with representatives from our independent petroleum consultants to review properties and discuss methods and assumptions. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, our senior management reviews and approves any internally estimated significant changes to our proved reserves. We provide historical information to our consultants for all of our producing properties such as ownership interest; oil and gas production; well test data; commodity prices and operating and development costs. The consultants perform an independent analysis and differences are reviewed.

The preparation of our proved reserve estimates is completed in accordance with our internal control procedures, which include the verification of input data used by Wright and Company, Inc and Schlumberger Technology Corporation, as well as extensive management review and approval. All of our reserve estimates are reviewed and approved by our President. He is a graduate of Marietta College with a Bachelor of Science in Petroleum Engineering and has over thirty years experience in the oil & gas industry.

The general calculations pertaining to the estimate of reserves, both developed and undeveloped, include but are not limited to; 1) extrapolation of historical production trends; 2) log analysis and volumetric calculations; 3) log cross-sections to confirm continuity of certain formations and/or; 4) analogy to similar producing properties producing from the same formation.

The estimates of reserves were based on reliable technologies that have been field tested and have demonstrated consistency and repeatability in the formation being evaluated.

The economic producibility of these reserves assignments has been established by reliable technology to be reasonably certain in the continuous accumulation in the geographic area to which the reserves are assigned

As of December 31, 2009, we have removed all proved undeveloped reserves as it is not probable that we have the means to develop those reserves within the next 5 years.

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

	As of December 31,
	2009		2008
	Oil	Natural Gas	Oil	Natural Gas
Producing Wells	5	183	2	189
Non-Producing Wells	1	117	1	110
Undrilled Well Locations	—	—	—	20

Total Wells and Well Locations	6	300	3	319

The following table summarizes the Company’s productive oil and gas wells in which we owned an interest as of December 31, 2009 and 2008. Productive wells are wells that are capable of producing natural gas or oil.

	Productive Wells (a)
	Oil	Gas	Drilling Wells (b)
2009
Gross	6	300	2
Net	6	298	1

2008
Gross	3	299	2
Net	3	297	1

a)	Includes active wells and wells temporarily shut-in.
b)	Consists of exploratory and development wells.

Drilling Activity

The following table sets forth the number of gross and net productive and dry development and exploratory wells completed in the periods noted. All drilling was in the United States

Net Productive and Dry Wells Completed (a)

	During the Year Ended, December 31
	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Development Wells (b)
Productive	2	1	13	11.5	18	18
Non Productive	—	—	—	—	—	—

Exploratory wells
Productive	—	—	—	—	—	—
Non Productive	—	—	—	—	—	—

Total	2	1	13	11.5	18	18

(a)	includes the number of wells completed during the applicable year regardless of the year in which drilling was initiated. Excludes any wells where drilling operations were continuing or were temporarily suspended as of the end of the applicable year. A dry well is a well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion. A productive well is an exploratory or developed well that is not a dry well.
(b)	Indicates well drilled in the proved area of an oil or natural gas reservoir.

Oil and Gas Acreage

The following table summarizes our gross and net developed and undeveloped oil and gas acreage under lease as of December 31, 2009 and 2008.

	Developed Acres		Undeveloped Acres		Total
	Gross	Net	Gross	Net	Gross	Net
West Virginia:
2009	21,569	14,619	18,100	9,299	39,669	23,918
2008	19,867	19,867	9,562	9,562	29,429	29,429

The following table sets forth certain information regarding production volumes, revenue, average prices received and average production costs associated with our sales of oil and natural gas for the periods noted.

	Year Ended December 31,
	2009	2008
Net Production:
Oil (Bbl)	18,648	15,158
Natural Gas (Mcf)	640,709	326,074

Natural Gas Equivalent (Mcfe)	752,597	417,022

Oil and Natural Gas Sales:
Oil	$906,489	$1,259,079
Natural Gas	3,886,353	3,252,013

Total	$4,792,842	$4,511,692

Average Sales Price:
Oil ($ per Bbl)	$48.61	$83.06
Natural Gas ($ per Mcf)	$6.07	$9.98

Natural Gas Equivalent ($ per Mcfe)	$6.37	$10.82

Oil and Natural Gas Costs:
Lease operating expenses	$1,872,739	$1,549,672

Average production cost per Mcfe	$2.92	$3.72

The following table sets forth, for our continuing operations, the gross and net acres of undeveloped acreage that will expire during the periods indicated if not ultimately held by production by drilling efforts:

	Expiring Acreage
Year Ending December 31,	Gross	Net
2010	2,335	983
2011	3,670	2,010
2012	2,969	1,964
2013	9,486	4,663
2014	3,198	1,050

Total	21,658	10,670

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

	Fiscal Year Ended December 31,
	2009	2008

Total revenues	100%	100%
Total costs and expenses	(143%)	(90%)
Income (loss) from operations	(43%)	10%
Other expense	(18%)	(13%)
Net loss	(61%)	(3%)

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

Item 9B Other Information

None.

PART III

Item 10 Directors, Executive Officers, and Corporate Governance

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Director Since	Age

James K. Abcouwer	C.E.O., President and Chairman	April 2006	56

Loren E. Bagley	Vice President and Director	August 1991	67

William F. Woodburn	Secretary / Treasurer	August 1991	67

	Chief Operating Officer and Director

Lisa A. Corbitt	Chief Financial Officer	N/A	40

Robert L. Richards	Director	September 2001	62

John G. Corp	Vice President and Director	February 2005	49

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

Loren E. Bagley served as our President and C.E.O. from September 1993 to September 2001, at which time he resigned as President and was appointed Vice President. From 1979 to the present, Mr. Bagley has been self-employed in the oil and gas industry as president, C.E.O. or vice president of various corporations which he has either started or purchased, including Ritchie County Gathering Systems, Inc. Mr. Bagley’s experience in the oil and gas industry includes acting as a lease agent, funding and drilling of oil and gas wells, supervising production of over 175 existing wells, contract negotiations for purchasing and marketing of natural gas contracts, and owning a well logging company specializing in analysis of wells. Prior to becoming involved in the oil and gas industry, Mr. Bagley was employed by the United States government with the Agriculture Department. Mr. Bagley attended Ohio University and Salem College and earned a B.S. Degree.

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

On February 26, 2002, the Court entered a permanent injunction against Trans Energy, Mr. Bagley, and Mr. Woodburn, permanently enjoining them from future violations of the Securities Exchange Act of 1934 and certain rules promulgated thereunder. Also, Messrs. Bagley and Woodburn each paid a $20,000 civil penalty. Trans Energy, Mr. Bagley and Mr. Woodburn consented to entry of the permanent injunction and the imposition of civil penalties without admitting or denying the Commission’s allegations.

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Total Compensation

James K. Abcouwer	2009	$145,200	—	$250,000	$181,794	$576,994
	2008	$132,000	—	$200,000	$87,746	$419,746

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
James K. Abcouwer *	2,915,570	(2)	25.1%
Robert L. Richards *	436,021	(3)	3.7%
Loren E. Bagley *	2,140,246	(4)	18.4%
William F. Woodburn *	2,202,870	(5)	18.9%
Lisa A. Corbitt *	114,477		1.0%
John G. Corp.*	120,000		1.0%
Mark D. Woodburn	1,287,543	(6)	11.1%
All directors and executive officers as a group (7 persons)			79.2%

*	Indicates director and/or executive officer at December 31, 2009
(1)	Based upon 11,628,027 shares of common stock outstanding.
(2)	Includes 1,287,500 shares of common stock held in the name of the Abcouwer Family Limited Partnership Trust.
(3)	Includes 80,087 shares held in the name of Argene Richards, wife of Mr. Richards.
(4)	Includes 33,543 shares held in the name of Carolyn S. Bagley, wife of Mr. Bagley, over which Mrs. Bagley retains voting power.
(5)	Includes 331,636 shares in the name of Janet L. Woodburn, wife of Mr. Woodburn, over which shares Mrs. Woodburn retains voting power, and 314,070 in the name of a corporation in which William and Janet Woodburn are officers and shareholders.
(6)	Includes 522,099 shares held in the name of MDW Capital, Inc., of which Mr. Woodburn is the CEO and shareholder, and 397,100 shares in the name of Meredith Woodburn, wife of Mr. Woodburn, which Mr. Woodburn disavows beneficial ownership or voting power.

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

	2009	2008

Maloney + Novotny, LLC	$34,862	$—
GBH CPAs, PC	$54,500	$86,000

Total	$89,362	$86,000

Audit Related Fees

For the years ended December 31, 2009 and 2008, fees billed for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above were as follows:

	2009	2008

GBH CPAs, PC	$1,200	$8,000
	—	—

Total	$1,200	$8,000

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

All Other Fees

No other fees were billed by the auditors for the years ended December 31, 2009 and 2008.

PART IV

Item 15 Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Name

3.1(1)	Articles of Incorporation and all amendments pertaining thereto, for Apple Corp., an Idaho corporation

3.2(1)	Articles of Incorporation for Trans Energy, Inc., a Nevada corporation

3.3(1)	Articles of Merger for the States of Nevada and Idaho

3.4(1)	By-Laws

4.1(1)	Specimen Stock Certificate

10.1(1)	Marketing Agreement with Sancho Oil and Gas Corporation

21.1(6)	Subsidiaries of Registrant (Revised)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Independent Engineer Resource Report for the year ended December 31, 2009

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

Signature	Title	Date

/s/ JAMES K. ABCOUWER	President, C.E.O. and Chairman	March 31, 2010
James K. Abcouwer	(Principal Executive Officer)

/s/ LISA A. CORBITT	Chief Financial Officer	March 31, 2010
Lisa A. Corbitt

/s/ LOREN E. BAGLEY	Vice President and Director	March 31, 2010
Loren E. Bagley

/s/ JOHN G. CORP	Vice President and Director	March 31, 2010
John G. Corp

/s/ WILLIAM F. WOODBURN	Secretary, Treasurer, C.O.O. and Director	March 31, 2010
William F. Woodburn

/s/ ROBERT L. RICHARDS	Director	March 31, 2010
Robert L. Richards

TRANS ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trans Energy, Inc.

St. Marys, West Virginia

We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations and has a working capital deficit of $25,437,795 at December 31, 2009, which together raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maloney + Novotny, LLC
Maloney + Novotny, LLC
Cleveland, Ohio
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trans Energy, Inc. and Subsidiaries

St. Marys, West Virginia

We have audited the accompanying consolidated balance sheet of Trans Energy, Inc. and Subsidiaries (“the Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations and has a working capital deficit at December 31, 2008, which together raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 14, 2009

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS

Cash	$4,602,170	$1,806,008
Accounts receivable, trade	1,370,029	769,430
Accounts receivable, related parties	18,500	1,233,536
Advance royalties	94,381	—
Accounts receivable due from non-operator, net	687,515	1,352,681
Note receivable	289,149	138,545
Deferred financing costs, net	105,413	167,429
Derivative assets	227,961	513,724

Total Current Assets	7,395,118	5,981,353

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $469,957 and $311,769, respectively	1,140,406	1,094,970

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	24,662,761	19,799,868
Unproved properties	1,242,144	627,853
Pipelines	1,387,440	4,729,274
Accumulated depreciation, depletion and amortization	(4,983,747)	(2,711,689)

Oil and gas properties, net	22,308,598	22,445,306

OTHER ASSETS

Deferred financing costs, net of amortization of $- and $304,399, respectively	—	157,386
Note receivable	54,444	163,735
Derivative assets	166,705	703,435
Advances to operator	9,000	9,000
Other assets	52,098	52,098

Total Other Assets	282,247	1,085,654

TOTAL ASSETS	$31,126,369	$30,607,283

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	December 31, 2009	December 31, 2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable, trade	$1,483,743	$2,360,076
Accounts and notes payable, related party	581,008	2,150
Accrued expenses	891,641	762,978
Notes payable, current (net of unamortized discount of $145,677 and $-, respectively)	29,876,521	86,714

Total Current Liabilities	32,832,913	3,211,918

LONG-TERM LIABILITIES

Notes payable, net of unamortized discount of $- and $467,932, respectively	66,832	27,588,599
Asset retirement obligations	202,366	178,954

Total Long-Term Liabilities	269,198	27,767,553

Total Liabilities	33,102,111	30,979,471

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT

Preferred stock 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock 500,000,000 shares authorized at $0.001 par value; 11,628,027 and 10,559,065 shares issued, and 11,626,027 and 10,558,065 shares outstanding, respectively	11,628	10,559
Additional paid-in capital	36,734,675	35,131,058
Treasury stock, at cost, 2,000 and 1,000 shares, respectively	(1,950)	(750)
Accumulated deficit	(38,720,095)	(35,513,055)

Total Stockholders’ Deficit	(1,975,742)	(372,188)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,126,369	$30,607,283

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2009	2008

REVENUES	$5,249,572	$5,307,585

COSTS AND EXPENSES

Production costs	1,872,739	1,549,672
Depreciation, depletion, amortization and accretion	2,742,360	1,069,484
Dry hole expense	—	94,216
Selling, general and administrative	2,917,837	2,068,393

Total Costs and Expenses	7,532,936	4,781,765

INCOME (LOSS) FROM OPERATIONS	(2,283,364)	525,820

OTHER INCOME (EXPENSES)

Interest income	33,867	14,768
Gain on debt extinguishment	—	92,396
Gain on debt extinguishment, related party	—	156,900
Interest expense	(2,532,986)	(2,028,227)
Gain (loss) on derivative contracts	(252,327)	1,099,174
Gain on sale of assets	1,827,770	1,866

Total Other Income (Expenses)	(923,676)	(663,123)

NET LOSS BEFORE INCOME TAXES	(3,207,040)	(137,303)

INCOME TAXES	—	—

NET LOSS	$(3,207,040)	$(137,303)

LOSS PER SHARE - BASIC AND DILUTED	$(0.30)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	10,751,130	10,370,732

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2009 and 2008

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2007	9,530,065	$9,530	$34,117,443	$(750)	$(35,375,752)	$(1,249,529)

Shares issued for stock payable	630,000	630	515,970	—	—	516,600

Shares issued for services	399,000	399	497,645	—	—	498,044

Net loss	—	—	—	—	(137,303)	(137,303)

Balance, December 31, 2008	10,559,065	10,559	35,131,058	(750)	(35,513,055)	(372,188)

Stock issued for note conversion	538,462	538	349,462	—	—	350,000

Shares issued for services	530,500	531	856,395	—	—	856,926

Stock Option Compensation expense	—	—	397,760	—	—	397,760

Treasury shares repurchased	—	—	—	(1,200)	—	(1,200)

Net loss	—	—	—	—	(3,207,040)	(3,207,040)

Balance, December 31, 2009	11,628,027	$11,628	$36,734,675	$(1,950)	$(38,720,095)	$(1,975,742)

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,207,040)	$(137,303)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion, amortization, and accretion	2,742,360	1,069,484
Share-based compensation	1,254,686	498,044
Gain on debt extinguishment	—	(92,396)
Gain on debt extinguishment, related party	—	(156,900)
Gain on sale of assets and oil and gas properties	(1,827,770)	(1,866)
Amortization of financing cost and debt discount	541,656	508,419
Loss (gain) on derivative contracts	252,327	(1,099,174)
Changes in operating assets and liabilities:
Accounts receivable, trade	(600,599)	(484,227)
Accounts receivable, related parties	1,215,036	(755,376)
Accounts receivable due from non-operator, net	665,166	(1,109,015)
Advance royalties and other assets	(94,381)	14,236
Advances to operator, net	—	548,715
Accounts payable, trade and accrued expenses	(747,670)	483,910
Accounts payable, related party	—	(120,314)

Net cash provided (used) by operating activities	193,771	(833,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable	(311,440)	(302,280)
Collections on note receivable	270,127	—
Proceeds from sale of assets	13,700	5,000
Proceeds from sale of oil and gas properties	5,321,192	—
Expenditures for oil and gas properties	(5,904,905)	(11,384,690)
Expenditures for property and equipment	(229,893)	(572,586)

Net cash used by investing activities	(841,219)	(12,254,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for treasury stock	(1,200)	—
Proceeds from officer loans	928,858	—
Proceeds from derivative contracts	570,166	60,479
Proceeds from notes payable	2,047,274	13,219,579
Payments on notes payable	(101,488)	(88,104)

Net cash provided by financing activities	3,443,610	13,191,954

NET CHANGE IN CASH	2,796,162	103,635

CASH, BEGINNING OF YEAR	1,806,008	1,702,373

CASH, END OF YEAR	$4,602,170	$1,806,008

See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,052,632	$1,396,982
Income taxes	$—	$—

Non-cash investing and financing activities Conversion of related party debt to common stock	$350,000	$—
Common shares issued for stock payable	$—	$516,600
Change in asset retirement obligation	$2,749	$7,573

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Trans Energy, Inc. (“Trans Energy”) is an independent energy company that was incorporated in the State of Idaho on January 16, 1964. On January 11, 1988, Trans Energy changed its name to Apple Corporation. In 1988, Trans Energy acquired oil and gas leases and other assets from Ben’s Run Oil Company (a Virginia limited partnership) and has since been engaged in the business of oil and gas exploration, development and production.

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

Long-Lived Assets

Trans Energy reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. Trans Energy evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluation indicates that the future undiscounted future cash flows of certain long-lived assets are not sufficient to recover the assets’ carrying value, the assets are adjusted to their fair values.

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

	For the Years Ended December 31,
	2009	2008
Numerator:
Net loss applicable to common shareholders	$(3,207,040)	$(137,303)

Denominator:
Weighted average shares – basic and diluted	10,751,130	10,370,732

Total loss per share	$(0.30)	$(0.01)

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

Basis of Fair Value Measurement

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs reflecting American’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

	As of December 31, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$394,666	$394,666	$—	$394,666	$—

	As of December 31, 2008
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Derivative assets	$1,217,159	$1,217,159	$—	$1,217,159	$—

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

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, property and equipment consisted of:

	2009	2008

Buildings	$175,000	$175,000
Vehicles	407,984	384,198
Machinery and equipment	586,160	463,156
Roadways	51,319	—
Furniture and fixtures	48,825	43,310
Leasehold improvements	7,075	7,075
Land	334,000	334,000
Accumulated depreciation	(469,957)	(311,769)

Total fixed assets	$1,140,406	$1,094,970

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

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

The following is a description of the changes to Trans Energy’s asset retirement obligations for the years ended December 31, 2009 and 2008:

	2009	2008

Asset retirement obligations at beginning of year	$178,954	$166,895
Acquisition of oil and gas properties	—	—
Exploratory and development drilling	2,749	6,710
Accretion expense	20,603	19,632
Revision in cost estimates	—	(14,283)

Asset retirement obligations at end of year	$202,366	$178,954

NOTE 6 - PROVISION FOR TAXES

At December 31, 2009, Trans Energy had net operating loss carryforwards of approximately $34 million that may be offset against future taxable income from 2009 through 2029. No tax benefit has been reported in the December 31, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL carryover	$15,650,000	$15,406,194
Unrealized loss on derivative contract	—	—
Other	—	—

Total deferred tax assets	15,650,000	15,406,194

Deferred tax liabilities:
Unrealized gain on derivative contract	(178,000)	(529,464)
Depreciation, depletion and amortization	(4,750,000)	(4,811,061)
Other	(50,000)	(141,295)

Total deferred tax liabilities	(4,978,000)	(5,481,820)

Valuation allowance	(10,672,000)	(9,924,374)

Net deferred taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2009 and 2008 primarily due to expense related to stock and options issued for services and the valuation allowance.

NOTE 7 - NOTES PAYABLE

On June 22, 2007, Trans Energy finalized a financing agreement with CIT Capital USA Inc. Under the terms of the agreement, CIT Capital USA Inc. will lend up to $18,000,000 (the “Borrowing Base”), to Trans Energy in the form of a senior secured revolving credit facility. Trans Energy has the ability, at additional cost, to increase the credit facility to $30,000,000, with increases in its reserves. Trans Energy gave CIT Capital USA Inc. a promissory note for all borrowings under the terms of the agreement. The note contains customary default provisions and additional financial covenants. Funds realized from the financing agreement have been used to facilitate Trans Energy’s drilling programs. As part of the financing agreement, Trans Energy conveyed to CIT Capital USA Inc. a first priority continuing security interest in, lien on and right of setoff against, all property, assets, security interests, related books and records, and any proceeds from the sale of or revenue generated from the foregoing, whether now owned or acquired at anytime in the future. In addition, Trans Energy conveyed to CIT Capital USA Inc. a 2% Net Profits Interest (“NPI”), valued at $765,000, in and to all oil and gas properties currently owned and any additional oil and gas properties acquired in the future through to the date of maturity. Under the terms of the financing agreement, CIT Capital USA Inc. could elect after June 22, 2008, but on or prior to June 22, 2009 to sell the 2% NPI to Trans Energy at a value equal to 2% of Trans Energy’s total reserve report value at the time, but did not elect to do so. Trans Energy can elect after June 22, 2009, but on or prior to June 22, 2010 to buy the 2% NPI from CIT Capital USA Inc. at a value equal to 3% of Trans Energy’s total reserve report value at the time, but does not currently plan to do so. Trans

Energy can elect after June 22, 2010, to buy the 2% NPI from CIT Capital USA Inc. at a value equal to 2% of Trans Energy’s total reserve report value at the time, which we plan to exercise at that time. The reserve report value is to be based on proved reserves and to be calculated using a 10% discount, no inflation adjustment for expenditures and differential adjusted market pricing for revenues. The fair value of $765,000 has been recorded as a reduction of oil and gas properties and a discount on the note payable to CIT Capital USA Inc., with no gain recognized. The discount is being amortized using the effective interest method over the term of the note.

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

Trans Energy entered into these derivative commodity contracts to provide a measure of stability in the cash flows associated with Trans Energy’s oil and gas production and to manage exposure to commodity price fluctuations. Trans Energy does not designate its derivative financial instruments as hedging instruments for financial accounting purposes, and as a result, recognizes the change in the respective instruments’ fair value in earnings. Trans Energy recorded an unrealized loss of $736,912 and unrealized gain of $1,038,695 for the years ended December 31, 2009 and 2008, respectively. Trans Energy received proceeds of $570,166 and $60,479 relating to settlements of its derivative instruments for the years ended December 31, 2009 and 2008, respectively.

Natural Gas Derivatives

Trans Energy entered into participating commodity put options on natural gas whereby Trans Energy receives a floor price. The natural gas commodity put options are indexed to NYMEX Henry Hub prices. The following table shows the monthly volumes and the floor price:

Start Month	End Month	Volume MMBTU/Month	Average Floor $/MMBTU
Jan. ‘10	Dec. ‘10	5,560	$7.350
Jan. ‘11	Dec. ‘11	5,244	$7.350

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

NOTE 9 - STOCKHOLDERS’ EQUITY

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

A summary of the status of the options granted under various agreements at December 31, 2009 and 2008, and changes during the years then ended is presented below:

	December 31, 2009		December 31, 2008
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,933,324	$1.05	1,483,324	$1.12
Granted	425,000	0.98	450,000	0.82
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of year	2,378,324	$1.03	1,933,324	$1.05

A summary of the status of the options granted under various agreements at December 31, 2009 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.98	425,000	4.27 years	$0.98	318,750	$0.98
$ 0.82	450,000	3.01 years	$0.82	450,000	$0.82
$ 0.65	950,000	1.62 years	$0.65	950,000	$0.65
$ 1.95	533,324	0.75 years	$1.95	533,324	$1.95

	2,358,324			2,252,074

NOTE 10 - BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales with Trans Energy, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Year Ended December 31,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2009	$4,792,842	$459,206	$(2,476)	$5,249,572
	2008	4,511,692	700,026	95,867	5,307,585

Income (Loss) from operations	2009	1,108,542	(471,593)	(2,920,313)	(2,283,364)
	2008	2,546,184	(67,105)	(1,953,259)	525,820

Interest expense	2009	2,532,986	—	—	2,532,986
	2008	2,028,227	—	—	2,028,227

Depreciation, depletion amortization and accretion	2009	2,607,224	135,136	—	2,742,360
	2008	977,128	92,356	—	1,069,484

Property and equipment acquisitions, including oil and gas properties	2009	6,134,798	—	—	6,134,798
	2008	9,992,799	1,964,477	—	11,957,276

Total assets, net of intercompany accounts:

December 31, 2009		$30,554,379	$571,990	$—	$31,126,369
December 31, 2008		25,883,993	4,723,290	—	30,607,283

NOTE 11 - RELATED PARTY TRANSACTIONS

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

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

Aggregate capitalized costs relating to Trans Energy’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion, and amortization are as follows:

	As of December 31,
	2009	2008
Proved oil and gas producing properties and related lease, wells and equipment	$26,050,201	$24,529,142
Unproved Oil and Gas Properties	1,242,144	627,853
Accumulated Depreciation, Depletion and Amortization	(4,983,747)	(2,711,689)

Net Capitalized Costs	$22,308,598	$22,445,306

All of Trans Energy’s operations are in the United States.

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with Trans Energy’s crude oil and natural gas acquisition, exploration and development activities for each of the periods shown below:

	For the Year Ended December 31,
	2009	2008
Acquisition of Properties
Proved	$—	$377,183
Unproved	614,290	510,846
Exploration Costs	—	94,216
Development Costs	5,290,615	10,492,916

Total Costs Incurred	$5,904,905	$11,475,161

Results of Operations for Oil and Gas Producing Activities

Aggregate results of operations, in connection with Trans Energy’s crude oil and natural gas producing activities, for each of the periods shown below:

	For the Year Ended December 31,
	2009	2008
Sales	$4,792,842	$4,511,692
Production Costs (a)	(1,077,076)	(1,549,672)
Depreciation, Depletion and Amortization	(2,607,224)	(977,128)
Income Tax Expense	—	—

Total Results of Operations for Producing Activities (b)	$(1,108,542)	$1,984,892

(a)	Production costs consist of oil and gas operations expense, production and ad valorem taxes, plus general and administrative expense supporting Trans Energy’s oil and gas operations.
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

The following schedule sets forth the proved reserves of Trans Energy during each of the periods presented:

	As of December 31,
	2009		2008
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved Reserves:
Beginning of the period	409,184	17,335,312	2,137,961	22,826,736
Revisions of previous estimates	(231,991)	(11,594,729)	(1,758,645)	(17,074,946)
Extensions and discoveries	—	1,598,157	21,500	11,570,143
Improved recovery	—	—	—	—
Production	(18,648)	(640,709)	(15,158)	(326,074)
Purchases of minerals in place	—	—	23,526	339,449
Sales of minerals in place	—	(132,973)	—	—

End of period	158,545	6,565,058	409,184	17,335,312

Proved Developed Reserves, End of Year	158,545	6,565,058	199,596	5,861,734

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

	As of December 31,
	2009	2008
Future Cash Inflows	$43,442,688	$139,657,705
Future Production Costs (a)	(11,919,428)	(24,786,618)
Future Development Costs	(1,050,000)	(14,590,000)
Future Income Tax Expense	(6,304,652)	(22,997,143)

Future Net Cash Flows	$24,168,608	$77,283,944

Discounted for Estimated Timing of Cash Flows	$(11,393,082)	$(53,907,549)

Standardized Measure of Discounted Future Net Cash Flows	$12,775,526	$23,376,395

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

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil and Gas Reserves

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to Trans Energy’s proved crude oil and natural gas reserves at year end are set forth in the table below:

	For the Year Ended December 31
	2009	2008

Standardized Measure, Beginning of Year	$23,376,395	$50,984,791
Oil and gas sales, net of production costs	(3,715,766)	(2,962,020)
Changes in prices and future production	(10,742,993)	(38,684,691)
Extensions, discoveries and improved recovery, net of costs	9,644,431	16,804,335
Purchases and Sales of Minerals in place	—	1,043,224
Change in estimated future development costs	13,540,000	28,686,448
Previously estimated development costs incurred	5,166,434	10,492,916
Revisions of previous quantity estimates	(28,331,901)	(44,822,397)
Accretion of Discount	2,337,640	8,489,046
Net change in income taxes	16,692,491	26,949,632
Timing and Other	(15,191,205)	(33,604,889)

Standardized Measure, End of Year	$12,775,526	$23,376,395