Form 10-K/A
period 2010-12-31
TRANS ENERGY INC
filed 2013-09-26
CIK 919721

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 30, 2011, was 12,737,328.

EXPLANATORY NOTE

We are filing this amendment to our annual report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011, to reflect changes made in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) in connection with the staff’s review of our annual report.

Significant changes include the following:

•	Included in Item 2. Properties

•	Expanded disclosure to discuss technology used to establish appropriate level of certainty for material additions to our reserve estimates

•	Expanded disclosure regarding internal controls used in reserve estimation process

•	Expanded disclosure on future lease expirations and current year drilling activities and number of producing wells

•	Discussion added on increase in gas reserves

•	Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Additional discussion on the status of the Company’s working capital deficiency

•	Revisions

•	Exhibits 31.1 & 31.2- revised to include updated Small business issuer language and to reflect current management and the current date

•	Exhibit 32- revised to reflect current management and the current date

•	Exhibit 99.1- revised third party engineer’s report from Wright & Company

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

Our properties consist of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia. Our proved reserves as of December 31, 2010, 2009, and 2008 are set forth below:

	As of December 31,
	2010		2009		2008
Gas	Oil and Natural Condensates		Gas	Natural Oil	Gas	Natural Oil
	(BBL)	(MCF)	(BBL)	(MCF)	(BBL)	(MCF)
Developed Producing	148,567	7,795,932	158,545	5,002,524	199,596	5,861,734
Developed Non-Producing	35,175	4,995,712	—	1,562,532	209,588	2,348,857
Proved Undeveloped	—	—	—	—	—	9,124,721

Total Proved	183,742	12,791,644	158,545	6,565,056	409,184	17,335,312

As of December 31, 2009, we have removed all proved undeveloped reserves as it is not probable that we have the means to develop reserves within the next 5 years.

The increase in reserves is from drilling in the Marcellus Sale formation and not in the typical traditional shallow well formations. The development of the Marcellus Shale has transformed the Appalachian Basin in to one of the country’s premier natural gas reserves. In recent years, the application of lateral well drilling and completion technology has led to the development of the Marcellus Shale. The horizontal lateral exceeds 2,000 feet in length and typically involves multistage fracturing completions

A review of our reserves was conducted at year-end 2010 and 2009 by Wright and Company, Inc., our independent petroleum consultants. The estimates for 2008 are based upon the reports of Schlumberger Technology Corporation, independent petroleum consultants. These engineers were selected for their geographic expertise and their historical experience in engineering certain properties. The technical person responsible for reviewing the reserve estimates meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We have an internal petroleum engineer on staff who works closely with our independent petroleum consultants to ensure the integrity, accuracy and timeliness of data furnished to our independent petroleum consultants for their reserves review process. Throughout the year, our technical team meets periodically with representatives from our independent petroleum consultants to review properties and discuss methods and assumptions. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, our senior management reviews and approves any internally estimated significant changes to our proved reserves. We provide historical information to our consultants for all of our producing properties such as ownership interest; oil and gas production; well test data; commodity prices and operating and development costs. The consultants perform an independent analysis and differences are reviewed.

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

	Gross as of December 31,
	2010		2009		2008
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
Producing wells	71	84	5	183	2	189
Non-Producing Wells	6	12	1	117	1	110
Undrilled Locations	—	—	—	—	—	20

Total Wells and Well Locations	77	96	6	300	3	319

	Net as of December 31,
	2010		2009		2008
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
Producing wells	67	75	5	181	2	187
Non-Producing Wells	6	11	1	117	1	110
Undrilled Locations	—	—	—	—	—	20

Total Wells and Well Locations	73	86	6	298	3	317

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

	During the Year Ended, December 31
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

The following table sets forth, for our continuing operations, the gross and net acres of undeveloped and that will expire during the periods indicated if not ultimately held by production by drilling efforts:

	Expiring Acreage
Year Ending December 31,	Gross	Net
2011	3,736	2,074
2012	2,993	1,977
2013	9,822	4,977
2014	3,198	1,049
2015	2,989	1,005
2016	434	157
2017	—	—
2018	322	106

Total	23,494	11,345

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

Impairment expense of $216,430 was incurred during 2010 as a result of the temporary decrease in value of certain oil and gas properties. No impairment expense was recognized in 2009.

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

Please read Note 8 to the financial sections when reading this section.

The Company’s working capital deficiency is primarily the result of the Company’s debt with CIT being all current. To correct the situation, the Company is pursuing opportunities with other banks to payoff the CIT loan, increase its loan base and to extend maturity of the loan for two or three years. The Company is planning on farming out drilling obligations for 2011 so that it can use the cash flows from the wells that it has drilled to payoff all current accounts payable.

The Company has initiated the process of selling its shallow well production. The process is expected to be completed by the end of September, 2011 or the first part of October, 2011. The Company expects to receive between $4,500,000 and $5,000,000 from the sale of those properties. The proceeds will be used to pay down debt and accounts payable.

The Company is planning to enter into a Farmout Agreement in 2011 whereby the Company will assign an undivided ninety percent (90%) interest of its rights in six drilling locations. As part of the agreement, the Company will be carried for its ten percent (10%) drilling and completion cost in six drilling locations. The farmout is only for the hydrocarbons produced from these six wells. The Company typically owns 50% working interest in wells that it is currently drilling. The farmout agreement is only for wells drilled in 2011.

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

None.

PART III

Item 10 Directors, Executive Officers, and Corporate Governance

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Director Since	Age
John G. Corp	President and Director	February 2005	50
Loren E. Bagley	Vice President and Director	August 1991	68
William F. Woodburn	Secretary / Treasurer Chief Operating Officer and Director	August 1991	68
Lisa A. Corbitt	Chief Financial Officer	N/A	41
Robert L. Richards	Director	September 2001	63
James K. Abcouwer	Director	January 2006	57

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

Robert L. Richards became a director and was appointed President and C.E.O. in September 2001. On February 28, 2004, Mr. Richards relinquished his position as C.E.O., but remained as a director. From 1982 to the present, he has been President of Robert L. Richards, Inc. a consulting geologist firm with 27 years experience in the petroleum industry. He has also served as a geologist with Exxon, exploration geologist with Union Texas Petroleum, and regional exploration manager for Carbonit Exploration, Inc. From 2000 to the present, he has been President and C.E.O. of Derma—Rx, Inc., a formulator and marketer of skin care products. Also, from 1992 to August 2000, Mr. Richards was C.E.O. of Kaire Nutraceuticals, Inc., a developer and marketer of health and nutritional products. Mr. Richards served as Vice President of Continental Tax Corporation from March 1989 to August 1992. He has five and one-half years experience in the United States Air Force as an Instructor Pilot. Mr. Richards holds a B.S. degree in geology from Brigham Young University.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were all filed during the fiscal year 2010.

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Total Compensation

John G. Corp	2010	$100,000	—	$50,875	$40,376	$191,251

James K. Abcouwer	2010	$75,113	—	$343,750	$237,488	$656,351
	2009	$145,200	—	$250,000	$181,794	$576,994

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
James K. Abcouwer *	3,040,570	(2)	23.9%
Robert L. Richards *	458,725	(3)	3.6%
Loren E. Bagley *	2,148,246	(4)	16.9%
William F. Woodburn *	2,206,786	(5)	17.4%
Lisa A. Corbitt *	89,451		1.0%
John G. Corp.*	149,000		1.2%
Mark D. Woodburn	1,293,210	(6)	10.2%

All directors and executive officersas a group (7 persons)			74.2%

*	Indicates director and/or executive officer at December 31, 2010
(1)	Based upon 12,737,328 shares of common stock outstanding.
(2)	Includes 1,287,500 shares of common stock held in the name of the Abcouwer Family Limited Partnership Trust.
(3)	Includes 80,087 shares held in the name of Argene Richards, wife of Mr. Richards.
(4)	Includes 33,543 shares held in the name of Carolyn S. Bagley, wife of Mr. Bagley, over which Mrs. Bagley retains voting power, and 803,372 shares in the name of a corporation in which Mr. Bagley is the President and shareholder.
(5)	Includes 332,543 shares in the name of Janet L. Woodburn, wife of Mr. Woodburn, over which shares Mrs. Woodburn retains voting power, and 320,894 in the name of a corporation in which William and Janet Woodburn are officers and shareholders.
(6)	Includes 522,099 shares held in the name of MDW Capital, Inc., of which Mr. Woodburn is the CEO and shareholder, and 397,100 shares in the name of Meredith Woodburn, wife of Mr. Woodburn, which Mr. Woodburn disavows beneficial ownership or voting power.

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

	2010	2009

Maloney + Novotny, LLC	$123,592	$34,862
GBH CPAs, PC	—	54,500

Total	$123,592	$89,362

Audit Related Fees

For the years ended December 31, 2010 and 2009, fees billed for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above were as follows:

	2010	2009

Maloney + Novotny, LLC	$—	$—
GBH CPAs, PC	—	1,200

Total	$—	$1,200

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

All Other Fees

No other fees were billed by the auditors for the years ended December 31, 2010 and 2009.

PART IV

Item 15	Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Name

3.1(1)	Articles of Incorporation and all amendments pertaining thereto, for Apple Corp., an Idaho corporation

3.2(1)	Articles of Incorporation for Trans Energy, Inc., a Nevada corporation

3.3(1)	Articles of Merger for the States of Nevada and Idaho

3.4(1)	By-Laws

4.1(1)	Specimen Stock Certificate

10.1(1)	Marketing Agreement with Sancho Oil and Gas Corporation

21.1(6)	Subsidiaries of Registrant (Revised)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Independent Engineer Resource Report for the year ended December 31, 2010

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

Signature	Title	Date

/s/ JOHN G. CORP	Vice President and Director (Principal Executive Officer)	April 14, 2011
John G. Corp

/s/ LISA A. CORBITT	Chief Financial Officer	April 14, 2011
Lisa A. Corbitt

/s/ LOREN E. BAGLEY	Vice President and Director	April 14, 2011
Loren E. Bagley

/s/ WILLIAM F. WOODBURN	Secretary, Treasurer, C.O.O. and Director	April 14, 2011
William F. Woodburn

/s/ ROBERT L. RICHARDS	Director	April 14, 2011
Robert L. Richards

TRANS ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trans Energy, Inc.

St. Marys, West Virginia

We have audited the accompanying consolidated balance sheets of Trans Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations and has a working capital deficit of $19,699,824 at December 31, 2010, which together raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maloney + Novotny, LLC
Maloney + Novotny, LLC
Cleveland, Ohio
April 14, 2011

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$1,037,941	$4,602,170
Accounts receivable, trade	1,195,259	1,370,029
Accounts receivable, related parties	18,500	18,500
Advance royalties	99,381	94,381
Prepaid drilling expenses	825,646	—
Accounts receivable due from non-operator, net	82,964	687,515
Note receivable	27,295	289,149
Deferred financing costs, net	—	105,413
Derivative assets	187,590	227,961

Total Current Assets	3,474,576	7,395,118

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $612,047 and $469,957, respectively	1,148,500	1,140,406

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	36,579,636	24,662,761
Unproved properties	6,156,188	1,242,144
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(7,909,714)	(4,983,747)

Oil and gas properties, net	36,213,550	22,308,598

OTHER ASSETS

Note receivable	—	54,444
Derivative assets	—	166,705
Advances to operator	—	9,000
Other assets	50,952	52,098

Total Other Assets	50,952	282,247

TOTAL ASSETS	$40,887,578	$31,126,369

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	December 31, 2010	December 31, 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable, trade	$4,116,510	$1,483,743
Accounts and notes payable, related party	2,150	581,008
Accrued expenses	1,228,261	891,641
Income Tax Payable	450,000	—
Notes payable – current, net of unamortized discount of $0 and $145,677, respectively	17,377,479	29,876,521

Total Current Liabilities	23,174,400	32,832,913

LONG-TERM LIABILITIES

Notes payable	20,818	66,832
Asset retirement obligations	219,478	202,366

Total Long-Term Liabilities	240,296	269,198

Total Liabilities	23,414,696	33,102,111

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock 500,000,000 shares authorized at $0.001 par value; 12,737,328 and 11,628,027 shares issued, and 12,737,328 and 11,628,027 shares outstanding, respectively	12,737	11,628
Additional paid-in capital	38,256,340	36,734,675
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(20,794,245)	(38,720,095)

Total Stockholders’ Equity (Deficit)	17,472,882	(1,975,742)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$40,887,578	$31,126,369

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2010	2009

REVENUES	$6,099,953	$5,249,572

COSTS AND EXPENSES

Production costs	2,217,360	1,872,739
Impairment of unproved properties	216,430	—
Depreciation, depletion, amortization and accretion	3,086,531	2,742,360
Selling, general and administrative	3,895,079	2,917,837

Total Costs and Expenses	9,415,400	7,532,936

Gain on sale of assets	24,791,029	1,827,770

INCOME (LOSS) FROM OPERATIONS	21,475,582	(455,594)

OTHER INCOME (EXPENSES)

Interest income	14,452	33,867
Interest expense	(3,232,226)	(2,532,986)
Gain (loss) on derivative contracts	118,042	(252,327)

Total Other Income (Expenses)	(3,099,732)	(2,751,446)

NET INCOME (LOSS) BEFORE INCOME TAXES	18,375,850	(3,207,040)

INCOME TAX	450,000	—

NET INCOME (LOSS)	$17,925,850	$(3,207,040)

EARNINGS (LOSS) PER SHARE - BASIC	$1.44	$(0.30)

EARNINGS (LOSS) PER SHARE - DILUTED	$1.40	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	12,426,252	10,751,130

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	12,837,551	10,751,130

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2010 and 2009

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

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,925,850	$(3,207,040)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion, amortization, and accretion	3,086,531	2,742,360
Impairment of oil and gas properties	216,430	—
Amortization of financing cost and debt discount	251,090	541,656
Share-based compensation	943,916	1,254,686
Gain on sale of assets and oil and gas properties	(24,791,029)	(1,827,770)
(Gain) loss on derivative contracts	(118,042)	252,327
Interest expense added to principal	539,835	—
Changes in operating assets and liabilities:
Accounts receivable, trade	174,770	(600,599)
Accounts receivable, related parties	—	1,215,036
Accounts receivable due from non-operator, net	604,551	665,166
Advance royalties and other assets	(3,854)	(94,381)
Prepaid drilling costs	(825,646)
Accounts payable and accrued expenses	491,519	(747,670)
Income tax payable	450,000	—

Net cash (used) provided by operating activities	(1,054,079)	193,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable	—	(311,440)
Collections on note receivable	316,298	270,127
Proceeds from sale of assets	23,508,044	5,334,892
Expenditures for oil and gas properties	(11,435,045)	(5,904,905)
Expenditures for property and equipment	(213,593)	(229,893)

Net cash provided (used) by investing activities	12,175,704	(841,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for treasury stock	—	(1,200)
Proceeds from officer loans	—	928,858
Proceeds from derivative contracts	325,118	570,166
Proceeds from notes payable	76,215	2,047,274
Payments on notes payable	(15,087,187)	(101,488)

Net cash (used) provided by financing activities	(14,685,854)	3,443,610

NET CHANGE IN CASH	(3,564,229)	2,796,162

CASH, BEGINNING OF YEAR	4,602,170	1,806,008

CASH, END OF YEAR	$1,037,941	$4,602,170

See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,517,839	$2,052,632
Income taxes	$—	$—

Non-cash investing and financing activities Accrued expenditures for oil and gas properties	$2,477,868

Conversion of related party debt to common stock	$578,858	$350,000

Increase in asset retirement obligation	$4,637	$2,749
Increase in note payable for oil and gas property purchase	$1,780,404	$—
Purchase of oil and gas properties with drilling credit	$3,459,448	$—

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s financial statements are based on a number of significant judgments, assumptions, and estimates, including estimates of gas and oil reserve quantities, which are the basis for the calculation of depreciation, depletion, amortization and impairment of oil and gas properties and affect the asset retirement obligations. Reserve estimates are by their nature inherently imprecise. The processing of natural gas transactions generally occurs 60-90 days after the month of delivery. Consequently, accounts receivable from production and natural gas sales are recorded using estimated production volumes and market or contract prices. Differences between estimated and actual amounts are recorded in the subsequent period. The Company’s estimates, especially those related to gas and oil reserves, could change in the near term and could significantly impact the Company’s results of operations and financial position.

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

Oil and Gas Properties

Trans Energy uses the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.

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

Asset Impairment

Generally accepted accounting principles require that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company, at least annually, reviews its proved oil and gas properties for impairment by comparing the carrying value of its properties to the properties’ undiscounted estimated future net cash flows. Estimates of future oil and gas prices, operating costs, and production are utilized in determining undiscounted future net cash flows. The estimated future production of oil and gas reserves is based upon the Company’s independent reserve engineer’s estimate of proved reserves which includes assumptions regarding field decline rates and future prices and costs. For properties where the carrying value exceeds undiscounted future net cash flows, the Company recognizes as impairment the difference between the carrying value and fair market value of the properties. The Company determines fair market value using the income approach based on the properties’ discounted estimated future net cash flows, which is considered to be a level 3 input. The Company wrote down oil and gas properties by $61,180 and unproved lease costs of $155,250 in 2010. No property was deemed to be impaired in 2009.

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

	For the Years Ended December 31,
	2010	2009
Numerator:
Net income (loss) applicable to common shareholders	$17,925,847	$(3,207,040)

Denominator:

Weighted average shares – basic	12,426,252	10,751,130

Weighted average shares – diluted	12,837,551	10,751,130

Total earnings (loss) per share - basic	$1.44	$(0.30)

Total earnings (loss) per share - diluted	$1.40	$(0.30)

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

NOTE 2 - GOING CONCERN

Trans Energy’s consolidated financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Trans Energy has incurred cumulative operating losses through December 31, 2010 of $20,794,245 and has a working capital deficit at December 31, 2010 of $19,699,825, including its note payable.

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

NOTE 6 - ASSET RETIREMENT OBLIGATIONS

The following is a description of the changes to Trans Energy’s asset retirement obligations for the years ended December 31, 2010 and 2009:

	2010	2009

Asset retirement obligations at beginning of year	$202,366	$178,954
Acquisition of oil and gas properties	—	—
Exploratory and development drilling	4,637	2,749
Accretion expense	17,076	20,663
Liabilities settled	(4,601)	—

Asset retirement obligations at end of year	$219,478	$202,366

NOTE 7 - PROVISION FOR TAXES

The Company’s income tax provision is as follows:

	2010	2009
Current Deferred:	$450,000	$—
Change in Depreciation, depletion and amortization	($816,000)	—
Change in other items	(390,000)
Reduction of NOL	11,054,000
Increase in AMT credit	(450,000)
Change in valuation allowance	(9,398,000)	$—

Total	$450,000	$—

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

Net deferred tax assets and liabilities consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL carryover	$4,596,000	$15,650,000
AMT Credit	450,000
Unrealized loss on derivative contract	63,000	—
Other	99,000	—

Total deferred tax assets	5,208,000	15,650,000
Deferred tax liabilities:
Unrealized gain on derivative contract	—	(178,000)
Depreciation, depletion and amortization	(3,934,000)	(4,750,000)
Other	—	(50,000)

Total deferred tax liabilities	(3,934,000)	(4,978,000)

Valuation allowance	(1,274,000)	(10,672,000)

Net deferred taxes	$—	$—

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

Start Month	End Month	Volume MMBTU/Month	Average Floor $/MMBTU
Jan. ‘11	Dec. ‘11	5,244	$7.350

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

NOTE 10 - STOCKHOLDERS’ EQUITY

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

A summary of the status of the options granted under various agreements at December 31, 2010 and 2009, and changes during the years then ended is presented below:

	December 31, 2010		December 31, 2009
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	2,358,324	$1.03	1,933,324	$1.05
Granted	493,000	2.94	425,000	0.98
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(533,324)	1.95	—	—

Outstanding at end of year	2,318,000	$1.23	2,358,324	$1.03

A summary of the status of the options granted under various agreements at December 31, 2010 is presented below:

Range of Exercise Prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercise	Options Exercisable Weighted- Average Exercisable Price
$3.00	368,000	4.77 years	$3.00	61,333	$3.00
$2.75	125,000	4.48 years	$2.75	125,000	$2.75
$0.98	425,000	3.27 years	$0.98	425,000	$0.98
$0.82	450,000	2.01 years	$0.82	450,000	$0.82
$0.65	950,000	0.62 years	$0.65	950,000	$0.65

	2,318,000			2,011,333

NOTE 11 - BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales with Trans Energy, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Year Ended December 31,	Oil and Gas Sales	Pipeline Transmission	Corporate	Total

Revenue	2010	$5,758,075	$336,463	$5,415	$6,099,953
	2009	4,792,842	459,206	(2,476)	5,249,572

Income (Loss) from operations	2010	25,635,280	(266,417)	(3,893,281)	21,475,582
	2009	1,108,542	(471,593)	(2,920,313)	(2,283,364)

Interest expense	2010	3,232,226	—	—	3,232,226
	2009	2,532,986	—	—	2,532,986

Depreciation, depletion amortization and accretion	2010	3,075,762	10,769	—	3,086,531
	2009	2,607,224	135,136	—	2,742,360

Property and equipment acquisitions, including oil and gas properties	2010	19,366,358	—	—	19,366,358
	2009	6,134,798	—	—	6,134,798

Total assets, net of intercompany accounts:

December 31, 2010		$40,530,099	$357,479	$—	$40,887,578
December 31, 2009		30,554,379	571,990	—	31,126,369

NOTE 12 - RELATED PARTY TRANSACTIONS

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

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

Aggregate capitalized costs relating to Trans Energy’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion, and amortization are as follows:

	As of December 31,
	2010	2009
Proved oil and gas producing properties and related lease, wells and equipment	$36,967,076	$26,050,201
Unproved Oil and Gas Properties	6,156,188	1,242,144
Accumulated Depreciation, Depletion and Amortization	(7,909,714)	(4,983,747)

Net Capitalized Costs	$36,213,550	$22,308,598

All of Trans Energy’s operations are in the United States.

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with Trans Energy’s crude oil and natural gas acquisition, exploration and development activities for each of the periods shown below:

	For the Year Ended December 31,
	2010	2009
Acquisition of Properties
Proved	$—	$—
Unproved	5,265,912	614,290
Exploration Costs	—	—
Development Costs	13,895,853	5,290,615

Total Costs Incurred	$19,161,765	$5,904,905

Results of Operations for Oil and Gas Producing Activities

Aggregate results of operations, in connection with Trans Energy’s crude oil and natural gas producing activities, for each of the periods shown below:

	For the Year Ended December 31,
	2010	2009
Sales	$5,681,679	$4,792,842
Production Costs (a)	(1,841,788)	(1,077,076)
Depreciation, Depletion and Amortization	(3,075,762)	(2,607,224)
Income Tax Expense	450,000	—

Total Results of Operations for Producing Activities (b)	$764,129	$1,108,542

(a)	Production costs consist of oil and gas operations expense, production and ad valorem taxes, plus general and administrative expense supporting Trans Energy’s oil and gas operations.
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

The following schedule sets forth the proved reserves of Trans Energy during each of the periods presented:

	As of December 31,
	2010		2009
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved Reserves:
Beginning of the period	158,545	6,565,058	409,184	17,335,312
Revisions of previous estimates	—	(1,937,954)	(231,991)	(11,594,729)
Extensions and discoveries	230,802	9,159,640	—	1,598,157
Improved recovery	—	—	—	—
Production	(16,578)	(995,101)	(18,648)	(640,709)
Purchases of minerals in place	—	—	—	—
Sales of minerals in place	—	—	—	(132,973)

End of period	372,769	12,791,642	158,545	6,565,058

Proved Developed Reserves, End of Year	372,769	12,791,642	158,545	6,565,058

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

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil and Gas Reserves

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to Trans Energy’s proved crude oil and natural gas reserves at year end are set forth in the table below:

	For the Year Ended December 31
	2010	2009

Standardized Measure, Beginning of Year	$12,775,526	$23,376,395
Oil and gas sales, net of production costs	(3,839,891)	(3,715,766)
Changes in prices and future production	1,344,478	(10,742,993)
Extensions, discoveries and improved recovery, net of costs	16,744,699	9,644,431
Purchases and Sales of Minerals in place	—	—
Change in estimated future development costs	(4,500,000)	13,540,000
Previously estimated development costs incurred	1,050,000	5,166,434
Revisions of previous quantity estimates	4,880,308	(28,331,901)
Accretion of Discount	1,277,553	2,337,640
Net change in income taxes	(5,043,085)	16,692,491
Timing and Other	(3,099,588)	(15,191,205)

Standardized Measure, End of Year	$21,590,000	$12,775,526