Form 10-K/A
period 2011-12-31
TRANS ENERGY INC
filed 2013-09-26
CIK 919721

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

EXPLANATORY NOTE

We are filing this amendment to our annual report on Form 10-K for the year ended December 31, 2011, filed on April 16, 2012, to reflect changes made in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) in connection with the staff’s review of our annual report.

Significant changes include the following:

•	Included in Item 2. Properties

•	Expanded disclosure to discuss technology used to establish appropriate level of certainty for material additions to our reserve estimates

•	Expanded disclosure of our internal controls used reserve estimation process

•	Expanded disclosure on number of producing wells to include net number of wells

•	Revisions

•	Exhibits 31.1 & 31.2- revised to include updated Small business issuer language, current management and the current date

•	Exhibit 32- revised to reflect current management and the current date

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

Item 2 Properties

Our properties consist of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia. Our proved reserves as of December 31, 2011, 2010, and 2009 are set forth below:

	As of December 31,
	2011			2010		2009
	Oil and Condensates (BBL)	Natural Gas (MCF)	NGL (BBL)	Oil (BBL)	Natural Gas (MCF)	Oil (BBL)	Natural Gas (MCF)
Developed Producing	163,316	16,695,133	559,389	148,567	7,795,932	158,545	5,002,524
Developed Non-Producing	—	—	—	35,175	4,995,712	—	1,562,532
Proved Undeveloped	590	679,280	33,209	—	—	—	—

Total Proved	163,906	17,374,413	592,598	183,742	12,791,644	158,545	6,565,056

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

The preparation of our proved reserve estimates is completed in accordance with our internal control procedures, which include the verification of input data used by Wright and Company, Inc., as well as extensive management review and approval. All of our reserve estimates are reviewed and approved by our President. He is a graduate of Marietta College with a Bachelor of Science in Petroleum Engineering and has over thirty years experience in the oil & gas industry.

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

The economic producibility of these reserves assignments has been established by reliable technology to be reasonably certain in the continuous accumulation in the geographic area to which the reserves are assigned.

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

	Gross as of December 31,
	2011		2010		2009
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
Producing Wells	31	76	71	84	5	183

Non-Producing Wells	—	—	6	12	1	117

Undrilled Well Locations	—	2	—	—	—	—

Total Wells and Well Locations	31	78	77	96	6	300

	Net as of December 31,
	2011		2010		2009
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
Producing Wells	30	70	67	75	5	181
Non-Producing Wells	—	—	6	11	1	117
Undrilled Well Locations	—	—	—	—	—

Total Wells and Well Locations	30	70	73	86	6	298

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

Signature	Title	Date

/s/ JOHN G. CORP	President and Director	April 14, 2012
John G. Corp	(Principal Executive Officer)

/s/ JOHN S. TUMIS	Chief Financial Officer	April 14, 2012
John S. Tumis

/s/ LOREN E. BAGLEY	Vice President and Director	April 14, 2012
Loren E. Bagley

/s/ WILLIAM F. WOODBURN	Secretary, Treasurer, C.O.O. and Director	April 14, 2012
William F. Woodburn

/s/ BENJAMIN H. THOMAS	Director	April 14, 2012
Benjamin H. Thomas

/s/ RICHARD L. STARKEY	Director	April 14, 2012
Richard L. Starkey

/s/ STEPHEN P. LUCADO	Director	April 14, 2012
Stephen P. Lucado

/s/ ROBERT L. RICHARDS	Director	April 14, 2012
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

The following schedule sets forth the proved reserves of Trans Energy during each of the periods presented:

	As of December 31,
	2011			2010
	Oil (BBL)	Gas (MCF)	NGL (BBL)	Oil (BBL)	Gas (MCF)
Proved Reserves:
Beginning of the period	372,769	12,791,642		158,545	6,565,058
Revisions of previous estimates	(198,659)	4,559,552		—	(1,937,955)
Extensions and discoveries	5,672	2,713,069	595,505	230,802	9,159,640
Improved recovery				—	—
Production	(15,876)	(3,369,131)	(36,116)	(16,578)	(995,101)
Purchases of minerals in place				—	—
Sales of minerals in place				—	—

End of period	163,906	16,695,132	559,388	372,769	12,791,642

Proved Developed Reserves, End of Year	163,906	16,695,133	559,389	372,769	12,791,642

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