Form 10-K/A
period 2012-12-31
TRANS ENERGY INC
filed 2013-09-26
CIK 919721

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

EXPLANATORY NOTE

We are filing this amendment to our annual report on Form 10-K for the year ended December 31, 2012, filed on April 16, 2013, to reflect changes made in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) in connection with the staff’s review of our annual report.

Significant changes include the following:

•	Included in Item 2. Properties

•	Expanded disclosure to discuss technology used to establish appropriate level of certainty for material additions to our reserve estimates

•	Expanded disclosure on number of producing wells to include net number of wells

•	Drilling activity disclosure has been expanded to include 2010 activity

•	Revisions to Exhibits 31 and 32 to reflect the current date.

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

The following table summarizes the status of the wells drilled under the joint venture with Republic Partners.

Name	Net WI	Spud Date	Completion Date	Status
Whipkey 3H	.05	May 2011	August 2011	Producing
Lucey 2H	.05	August 2011	November 2011	Producing
Goshorn 1H	.05	October 2011	April 2012	Producing
Goshorn 2H	.05	November 2011	June 2012	Producing
Dewhurst 110H	.38	December 2011	September 2012	Producing
Dewhurst 111H	.38	December 2011	September 2012	Producing
Anderson 5H	.36	January 2012	May 2012	Producing
Anderson 7H	.36	January 2012	May 2012	Producing
Doman 1H	.50	April 2012	October 2012	January 2013
Doman 2H	.50	May 2012	October 2012	January 2013
Martinez 1H	.42	June 2012	Est. 2 nd Q 2013	Est. 2 nd Q 2013

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

Natural gas delivered through Trans Energy’s pipeline network is sold primarily to Dominion Gas, a local utility company, on an on-going basis at a variable price per month per Mcf, or to Sancho Oil and Gas Corporation (“Sancho”), a company controlled by a director of Trans Energy, at the industrial facilities near Sistersville, West Virginia during 2011. Approximately 98% is sold to Dominion and 2% is sold to Sancho. Under its contract with Sancho, we have the right to sell natural gas subject to the terms and conditions of a contract, as amended, that Sancho entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby we receive the full price that Sancho charges the end user, less a $0.05 per Mcf marketing fee paid to Sancho. The amount paid to Sancho under this agreement was approximately $135 in 2011. During 2012, Sancho retained their marketing fee.

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

	Gross as of December 31,
	2012		2011
	Oil	Natural Gas	Oil	Natural Gas
Producing Wells	31	80	31	76
Non-Producing Wells	—	4	—	—
Undrilled Well Locations	—	6	—	2

Total Wells and Well Locations	31	90	31	78

	Net as of December 31,
	2012		2011
	Oil	Natural Gas	Oil	Natural Gas
Producing Wells	30	71	30	70
Non-Producing Wells		2	—	—
Undrilled Well Locations		2	—	—

Total Wells and Well Locations	30	75	30	70

We excluded all shallow wells with no or minimal production since we do not plan on a rework program at this time.

Drilling Activity

The following table summarizes completed and producing drilling activity for the past three years. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells.

	During the Year Ended, December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	8	3.4	2.0	0.1	2.0	1.0
Dry	—	—	—	—	—	—
Exploratory Wells
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total	8	3.4	2.0	0.1	2.0	1.0

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

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Signature	Title	Date

/s/ John G. Corp John G. Corp	President and Director (Principal Executive Officer)	April 16, 2013

/s/ John S. Tumis John S. Tumis	Chief Financial Officer	April 16, 2013

/s/ Loren E. Bagley Loren E. Bagley	Director	April 16, 2013

/s/ William F. Woodburn William F. Woodburn	Director	April 16, 2013

/s/ Josh L. Sherman Josh L. Sherman	Director	April 16, 2013

/s/ Richard L. Starkey Richard L. Starkey	Director	April 16, 2013

/s/ Stephen P. Lucado Stephen P. Lucado	Director	April 16, 2013

/s/ Robert L. Richards Robert L. Richards	Director	April 16, 2013

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

/s/ Maloney + Novotny LLC
Maloney + Novotny LLC
Cleveland, Ohio
April 15, 2013

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$1,009,084	$7,885,652
Accounts receivable, trade	3,143,766	2,074,851
Accounts receivable, related parties	18,500	18,500
Advance royalties	221,452	114,099
Prepaid expenses	407,596	73,098
Accounts receivable due from non-operator, net	—	1,754,020
Deferred financing costs, net of amortization of $402,525 and $712,500	603,788	237,500

Total Current Assets	5,404,186	12,157,720
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	47,730,848	28,114,329
Unproved properties	12,008,550	7,752,858
Pipelines	1,387,440	1,387,440
Accumulated depreciation, depletion and amortization	(8,809,022)	(4,537,522)

Oil and gas properties, net	52,317,816	32,717,105
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $239,277 and $201,214, respectively	665,874	656,064
OTHER ASSETS
Assets held for sale	3,013,000	12,393,976
Deferred financing costs	735,662	—
Other assets	301,923	300,952

Total Other Assets	4,050,585	12,694,928

TOTAL ASSETS	$62,438,461	$58,225,817

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	December 31, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$187,089	$14,333,750
Accounts payable due to drilling operator	839,456	—
Accounts payable, related party	1,500	2,150
Accrued expenses	1,642,718	1,152,885
Revenue Payable	225,674	451,825
Taxes Payable	—	270,708
Notes payable – current	19,825	14,308,579

Total Current Liabilities	2,916,262	30,519,897
LONG-TERM LIABILITIES
Notes payable, net	48,225,848	5,612
Asset retirement obligations	28,317	31,568
Liabilities held for sale	388,005	225,083
Warrant derivative liability	2,808,278	—

Total Long-Term Liabilities	51,450,448	262,263

Total Liabilities	54,366,710	30,782,160

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock 500,000,000 shares authorized at $0.001 par value; 13,238,228 and 12,981,828 shares issued, and 13,236,228 and 12,979,828 shares outstanding, respectively	13,238	12,982
Additional paid-in capital	41,131,636	39,300,194
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(33,071,173)	(11,867,569)

Total Stockholders’ Equity	8,071,751	27,443,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,438,461	$58,225,817

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

A summary of the status of the options granted under various agreements at December 31, 2012 and 2011, and changes during the years then ended is presented below:

	December 31, 2012		December 31, 2011
	Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	2,674,324	$1.59	2,871,324	$1.37
Granted	1,014,000	2.30	414,000	2.68
Exercised	—	—	(50,000)	0.98
Forfeited	(33,000)	2.47	(411,000)	1.06
Expired	(15,000)	2.68	(150,000)	0.65

Outstanding at end of year	3,640,324	$1.76	2,674,324	$1.59

A summary of the status of the options granted under various agreements at December 31, 2012 is presented below:

Range of Exercise Prices	Number Outstanding	Options Outstanding Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Options Exercisable Weighted- Average Exercise Price
$ 2.30	996,000	4.50 years	$2.30	422,000	$2.30
$ 3.00	332,000	2.77 years	$3.00	302,667	$3.00
$ 2.75	125,000	2.48 years	$2.75	125,000	$2.75
$ 0.98	200,000	1.27 years	$0.98	200,000	$0.98
$ 0.82	200,000	0.01 years	$0.82	200,000	$0.82
$ 0.65	800,000	1.60 years	$0.65	800,000	$0.65
$ 2.68	384,000	3.50 years	$2.68	280,000	$2.68
$ 0.98	50,000	1.37 years	$0.98	50,000	$0.98
$ 1.50	553,324	2.04 years	$1.50	553,324	$1.50

	3,640,324			2,932,991

NOTE 13 – BUSINESS SEGMENTS

Trans Energy’s principal operations consist of oil and gas sales with Trans Energy, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning Trans Energy’s operations in different segments is as follows:

	For the Year Ended December 31,	Exploration and Production	Pipeline Transmission	Corporate	Total
Revenue	2012	$11,356,626	$323,395	$75.400	$11,755,421
	2011	$14,293,883	$360,358	$66,992	$14,721,233
Income (Loss) from operations	2012	(9,065,844)	172,146	(5,840,252)	(14,733,950)
	2011	16,025,801	351,020	(5,606,855)	10,769,966
Interest expense	2012	5,738,803			5,738,803
	2011	1,679,276	—	—	1,679,276
Depreciation, depletion, amortization and accretion	2012	3,778,242	321		3,778,563
	2011	5,556,435	9,244	—	5,565,679
Property and equipment acquisitions, including oil and gas properties	2012	24,309,374			24,309,374
	2011	13,817,963	—	—	13,817,963
Total assets, net of intercompany accounts:
December 31, 2012		62,408,692	29,769		62,438,461
December 31, 2011		57,994,415	231,202	—	58,255,817

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

The following schedule sets forth the proved reserves of Trans Energy during each of the periods presented:

	As of December 31,
	2012			2011
	Oil (BBL)	Gas (MCF)	NGL (BBL)	Oil (BBL)	Gas (MCF)	NGL (BBL)
Proved Reserves:
Beginning of the period	163,906	16,695,133	559,389	372,769	12,791,642	—
Revisions of previous estimates	(20,749)	838,105	224,307	(198,659)	4,559,552	—
Extensions and discoveries	6,740	29,356,710	976,248	5,672	2,713,069	595,505
Improved recovery
Production	(16,162)	(2,950,943)	(110,071)	(15,876)	(3,369,131)	(36,116)
Purchases of minerals in place	—	—	—	—	—	—
Sales of minerals in place	—	—	—	—	—	—

End of period	133,735	43,939,005	1,649,873	163,906	16,695,132	559,389

Proved Developed Reserves, End of Year	129,468	28,072,921	1,037,577	163,906	16,695,133	559,389

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