Form 10-Q
period 2014-03-31
TRANS ENERGY INC
filed 2014-06-12
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 12, 2014
Common Stock, $0.001 par value	13,619,309

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Unaudited

	March 31, 2014	December 31, 2013
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$1,846,903	$2,727,832
Accounts receivable, trade	7,663,815	4,460,535
Accounts receivable, related parties	18,500	18,500
Advance royalties	12,032	16,937
Prepaid expenses	1,068,386	1,065,061
Deferred financing costs, net of amortization of $1,513,302 and $1,308,817, respectively	752,529	817,938

Total current assets	11,362,165	9,106,803
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	81,059,386	77,961,183
Unproved properties	16,092,722	15,092,783
Pipelines	1,397,440	1,397,440
Accumulated depreciation, depletion and amortization	(16,563,032)	(14,473,069)

Oil and gas properties, net	81,986,516	79,978,337
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $339,466 and $317,704, respectively	565,455	587,218
OTHER ASSETS
Deferred financing costs	—	139,076
Other assets	304,376	303,887

Total other assets	304,376	442,963

TOTAL ASSETS	$94,218,512	$90,115,321

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

Unaudited

	March 31, 2014	December 31, 2013
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$379,074	$632,795
Accounts payable due to drilling operator	6,584,668	2,698,302
Accounts payable, related party	1,500	1,500
Accrued expenses	5,099,185	5,302,816
Revenue payable	164,570	127,106
Commodity derivative liability	431,423	58,176
Notes payable — current	15,063	14,897
Notes payable, related party	—	205,314

Total current liabilities	12,675,483	9,040,906
LONG-TERM LIABILITIES
Notes payable, net	90,833,888	89,204,102
Asset retirement obligations	53,812	41,440
Commodity derivative liability	—	67,597

Total long-term liabilities	90,887,700	89,313,139

Total liabilities	103,563,183	98,354,045
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value; 13,621,309 and 13,457,978 shares issued, respectively, and 13,619,309 and 13,455,978 shares outstanding, respectively	13,621	13,458
Additional paid-in capital	42,978,416	42,556,292
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(52,334,758)	(50,806,524)

Total stockholders’ equity (deficit)	(9,344,671)	(8,238,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,218,512	$90,115,321

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
OPERATING REVENUES
Oil and gas sales	$9,716,422	$3,573,883
Gas transportation, gathering, and processing	54,789	35,443
Other income	5,131	—

Total operating revenues	9,776,342	3,609,326
OPERATING COSTS AND EXPENSES
Production costs	3,255,950	2,319,640
Depreciation, depletion, amortization and accretion	2,111,726	639,449
Selling, general and administrative	1,447,819	1,560,338

Total operating costs and expenses	6,815,495	4,519,427
Gain (loss) on sale of assets	207,396	(8,787)

INCOME (LOSS) FROM OPERATIONS	3,168,243	(918,888)
OTHER INCOME (EXPENSES)
Interest income	908	4,821
Interest expense	(4,131,193)	(1,902,746)
Gain on warrant derivatives	—	124,316
Loss on commodity derivative	(566,192)	(639)

Total other income (expenses)	(4,696,477)	(1,774,248)

NET LOSS BEFORE INCOME TAXES	(1,528,234)	(2,693,136)
INCOME TAX	—	—

NET LOSS	$(1,528,234)	$(2,693,136)

NET LOSS PER SHARE — BASIC AND DILUTED	$(.11)	$(.20)

WEIGHTED AVERAGE SHARES — BASIC AND DILUTED	13,516,199	13,236,228

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,528,234)	$(2,693,136)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion, amortization and accretion	2,111,726	639,449
Amortization of financing costs and debt discount	1,305,651	427,604
Share-based compensation	198,541	310,062
(Gain) loss on sale of assets	(207,396)	8,787
Interest and legal expense added to principal	534,571	—
Unrealized gain on warrant derivative	—	(124,316)
Unrealized loss on commodity derivative assets	305,650	—
Realized loss on commodity derivative assets	260,542	639
Changes in operating assets and liabilities:
Accounts receivable, trade	(3,203,280)	851,418
Accounts receivable due from operator, net	269,558	—
Prepaid expenses and other current assets	1,580	(420,182)
Other assets	(489)	(481)
Accounts payable and accrued expenses	747,804	(183,663)
Revenue payable	37,464	59,943

Net cash provided (used) by operating activities	833,688	(1,123,876)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	259,543	2,618,025
Expenditures for oil and gas properties	(1,986,807)	(1,377,891)
Expenditures for property and equipment	—	(5,251)

Net cash (used) provided by investing activities	(1,727,264)	1,234,883
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs paid	—	(110,365)
Payments on notes payable	(211,099)	(5,571)
Proceeds from notes payable	—	25,000,000
Stock options exercised	223,746	—

Net cash provided by financing activities	12,647	24,884,064

NET CHANGE IN CASH	(880,929)	24,995,071

CASH, BEGINNING OF PERIOD	2,727,832	1,009,084

CASH, END OF PERIOD	$1,846,903	$26,004,155

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$2,409,018	$1,638,040
Income taxes	—	—
Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	$3,509,412	$1,211,010
Increase in asset retirement obligation	$12,372	$27,000

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Trans Energy, Inc., (“Trans Energy,” “we,” “our,” “us,” or the “Company”), in accordance with accounting principles generally accepted in the United State of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures normally included in a full set of financial statements prepared in accordance with GAAP. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and notes thereto included in our December 31, 2013 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the 2013 Form 10-K, and are supplemented by the notes to the unaudited condensed consolidated financial statements in this report.

Nature of Operations and Organization

We are an independent energy company engaged in the acquisition, exploration, development, exploitation and production of oil and natural gas. Our operations are presently focused in the State of West Virginia.

Principles of Consolidation

The unaudited consolidated financial statements include Trans Energy and our wholly-owned subsidiaries, Prima Oil Company, Inc. (“Prima”), Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc., American Shale Development, Inc. (“American Shale” or “ASD”), and Tyler Energy, Inc., and interests with joint venture partners, which are accounted for under the proportional consolidation method. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion, amortization, and impairment of oil and gas properties, timing and costs associated with our asset retirement obligations, estimates of fair value of derivative instruments and estimates used in stock-based compensation calculations. Reserve estimates are by their nature inherently imprecise.

Financing Costs

In October 2013 we reached a settlement with Oppenheimer & Co., Inc. (“Opco”) which related to the amount of the fee which was earned by Opco acting as our investment banker in assisting the Company in obtaining funding (“Tranche A”) with Chambers Energy Capital (“Chambers”). We recorded $401,625 in financing fees related to the settlement. The Opco financing fees are being amortized over the same period as the Tranche A loan. In addition, when we obtained new financing in February 2013 and April 2012, we incurred $122,230 in fees during 2013 and $1,741,976 in 2012. These fees were recorded as financing costs and are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. Amortization of financing costs for the three months ended March 31, 2014 and 2013 were $204,484 and $162,901, respectively. Our policy is to recognize twelve months of deferred financing costs as a current asset and the remaining balance of deferred financing costs as other assets in the condensed consolidated balance sheets.

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

No impairments were recorded through March 31, 2014 or 2013.

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

The following is a description of the changes to our asset retirement obligations for the three months ended March 31:

	2014	2013
Asset retirement obligations at beginning of period	$41,440	$416,322
Liabilities incurred during the period	11,372	—
Accretion expense	1,000	920
Liabilities held for sale	—	(388,005)

Asset retirement obligations at end of period	$53,812	$29,237

At March 31, 2014 and December 31, 2013, our current portion of the asset retirement obligation was $0. In addition, asset retirement obligations related to the shallow wells sold in 2013 was reported as a liability of $388,005 at December 31, 2012.

Income Taxes

At March 31, 2014, the Company had net operating loss carry forwards (“NOLs”) for future years of approximately $54.0 million. These NOLs will expire at various dates through 2033. There is no current tax provision for the three months ended March 31, 2014 due to a net operating loss for the period. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or Alternative Minimum Tax (“AMT”) credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

We have provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

The Company has no material unrecognized tax benefits. No tax penalties or interest expense were accrued as of March 31, 2014 or December 31, 2013 or paid during the periods then ended. We file tax returns in the United States and states in which we have operations and are subject to taxation. Tax years subsequent to 2009 remain open to examination by U.S. federal and state tax jurisdictions, however prior year net operating losses remain open for examination.

Revenue and Cost Recognition

We recognize gas revenues upon delivery of the gas to the customers’ pipeline from our pipelines when recorded as received by the customer’s meter. We recognize oil revenues when pumped and metered by the customer. We use the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no material imbalances as of March 31, 2014 and December 31, 2013. Costs associated with production are expensed in the period incurred.

Revenue payable represents cash received but not yet distributed to third parties.

Transportation revenue is recognized when earned and we have a contractual right to receive payment.

On January 1, 2013, the Company adopted new authoritative accounting guidance issued by the Financial Accounting Standards Board (“FASB”), which enhanced disclosures by requiring an entity to disclose information about netting arrangements, including rights of offset, to enable users of its financial statements to understand the effect of those arrangements on its financial position and provided clarification as to the specific instruments that should be considered in these disclosures. These pronouncements were issued to facilitate comparison between financial statements prepared on the basis of GAAP and International Financial Reporting Standards. These disclosures are effective for annual and interim reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively for all comparative periods presented. See Note 07 - Derivative and Hedging Financial Instruments for tabular presentation of the Company’s gross and net derivative positions.

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

We recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. As a result of stock and option transactions, we recorded total share-based compensation of $198,541 and $310,062 for the three months ended March 31, 2014 and 2013, respectively.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principal of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

Reclassification

Certain reclassifications have been made to the 2013 financial presentation to correspond to the current year’s format.

NOTE 2 — OPERATIONS

We have incurred net losses for the three months ended March 31, 2014 and 2013 of $(1,528,234) and $(2,693,136), respectively. Although our current and prior year-to-date revenues were not sufficient to cover our operating costs and interest expense, we are focusing on drilling Marcellus Shale wells which, based upon projections, are expected to increase our cash flow. If our cash flows from operations are not sufficient to meet liquidity requirements, we may need to sell assets, obtain additional financing or issue equity.

Our net losses and cash flows used in operating and investing activities during the three months ended March 31, 2014 and 2013 were primarily funded using net proceeds from notes payable to Chambers (see Note 6), in addition to proceeds from the sale of certain oil and gas properties (see Note 5).

NOTE 3 —ACCOUNTS PAYABLE DUE TO DRILLING OPERATOR

We have historically been the drilling operator for wells drilled on our behalf and other third parties in which we own a working interest. In 2012, another working interest owner became the drilling operator for wells in which we own a working interest. We owed the drilling operator $6,584,668 and $2,698,302 for charges incurred, but not paid, as of March 31, 2014 and December 31, 2013, respectively. The amount due to the operator reported at March 31, 2014 and December 31, 2013, is net of a $837,443 and $637,667 credit, respectively, related to a refund of prior drilling costs previously invoiced to America Shale for wells we are not participating in as well as intercompany charges related to employee salary reimbursements, travel expenses, and lease costs.

NOTE 4 — OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the three months ended March 31, 2014 and 2013 were $1,986,807 and $1,377,891, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $2,089,607 and $616,314 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 5 – SALE OF OIL AND GAS PROPERTIES

On January 24, 2013, we closed the sale of our interests in certain non-core assets for approximately $2.6 million of net cash proceeds. The interests sold consisted of our working interest in all existing shallow wells, but we retained an overriding royalty interest of approximately 2.5% on most of the wells. The purchaser assumed the role of operator with respect to approximately 300 wellbores, and has commenced a workover program with respect to a number of the existing wells. The wells produced at a rate of approximately 800 Mcfe per day as of December 31, 2012, which was the effective date for the transaction.

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

On December 13, 2013, the Company and our JV Partner, Republic Energy Ventures, LLC (“Republic”), closed a transaction pursuant to a Purchase and Sale Agreement (the “PSA”) dated September 30, 2013. The Company owned 1,114.8 lease acres of the total 4,650 lease acres and leasehold working interests in certain partially completed well sites, located in Tyler County, West Virginia. At closing, the Company received cash of approximately $10.6 million of the total purchase price of $36.3 million, net of holdback. A total of 118.6 lease acres were excluded from the sale (39.8 lease acres net to the Company) due to incurable title defects. An additional 135.5 lease acres (30.7 lease acres net to the Company) were excluded from the sale due to curable title defects, which were cured and an additional $0.2 million was due and payable to the Company, as of December 31, 2013, per the terms of the PSA. In February 2014, the Company received $489,608 related to curable title defects. The proceeds were applied to a receivable of $230,064 recorded at December 31, 2013. The remaining $259,544 is reported, net of expenses, as gain on sale of assets at March 31, 2014.

NOTE 6 — NOTES PAYABLE

On June 22, 2007, Trans Energy finalized a financing agreement with CIT Capital USA Inc. (“CIT”) for an amount that was ultimately increased to $30,000,000. During the subsequent period up to and including April 2, 2012, the Company and CIT made eight amendments to their initial agreement to, among other things, restructure the maturity date, confirm the principal amount following certain payments, and grant to CIT a 1.5% overriding royalty interest in each of the Stout #2H, Groves #1H and Lucey #1H wells, as well as a 1.5% overriding royalty interest in the next three horizontal wells drilled in the Marcellus Shale.

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

The ASD Credit Agreement was originally for a notional amount of $50 million, which was received at closing net of a $3 million Original Issue Discount (“OID”) and a $50,000 administrative fee. These OID costs are netted against notes payable and are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. For the three months ended March 31, 2014 and 2013, $264,706 and $264,706 of the OID was amortized as interest expense, respectively. The administrative fee is due annually.

On February 28, 2013, American Shale, the Lenders and the Agent amended and restated the ASD Credit Agreement (as amended, the “A&R Credit Agreement”) in order to facilitate an increase in the principal amount of the borrowings under the facility to $75 million. The additional funds were received February 28, 2013. The other terms of the credit agreement were unchanged.

Interest is due monthly at 10% plus the greater of 1% or the 3 month LIBOR rate (11% at March 31, 2014). Principal is due at maturity, February 28, 2015. We have to pay interest through April 26, 2014, on any principal prepayments with respect to the original $50 million loan at the time of the prepayment prior to April 26, 2014. There is no make-whole amount with respect to the $25 million loan in the event of a prepayment. American Shale will be required to pay a “Termination Fee” with respect to the $25 million loan upon the earliest to occur of (i) a Change of Control (as defined in the A&R Credit agreement), (ii) repayment in full of the loans under the A&R Credit agreement and (iii) certain defaults under the A&R Credit Agreement related to seeking relief from creditors or generally being unable to repay debts as they come due. The Termination Fee will be equal to $12.5 million less all interest payments actually made with respect to the $25 million loan prior to such date.

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

The Termination Fee Liability is recorded on the Company’s condensed consolidated balance sheet as an addition to the related debt balance upon entering into the A&R Credit Agreement, offset by an equal debt discount of $6.8 million (the “Termination Fee Debt Discount”). The Termination Fee Debt Discount is being amortized to interest expense through the expected payment date of February 28, 2015; however, such amortization will be accelerated if payment of the Termination Fee occurs prior to such date.

During the three months ended March 31, 2014, the Company recorded interest expense of $836,459 related to the amortization of the Termination Fee Debt Discount. During the year ended December 31, 2013, the Company recorded interest expense of approximately $2.8 million related to the cumulative amortization of the Termination Fee Debt Discount.

The A&R Credit Agreement is collateralized by American Shale’s oil and natural gas reserves and the guarantees discussed earlier. The A&R Credit Agreement includes reporting, financial and other restrictive covenants, as well as a contingent interest provision that adds 1% of the outstanding principal amount of the loan to the loan balance for any quarter in which American Shale’s Consolidated Leverage Ratio exceeds certain levels, as defined in the ASD Credit Agreement. American Shale’s Consolidated Leverage Ratio exceeded the allowed level at September 30, 2012, and quarterly thereafter. Therefore, the contingent interest provision has been applied and $532,388 and $2,030,050 was added to the principal balance and interest expense in 2014 and 2013, respectively. A contingent interest amount of $617,581 is included in accrued expenses in anticipation of exceeding the March 31, 2014 level.

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

On December 20, 3013, American Shale amended the A&R Credit Agreement to increase the principal amount of the borrowings by $7.5 million to pay a portion of the cost to purchase an outstanding warrant held by Chambers (See Note 7). There were no other changes to the terms of the loan. The additional funds were received December 20, 2013.

On May 21, 2014 (“Funding Date”), American Shale entered into a credit agreement (hereafter the “Credit Agreement”) by and among American Shale, several banks and other financial institutions or entities that from time-to-time will be parties to the Credit Agreement (the “Lenders”), and Morgan Stanley Capital Group Inc. as the administrative agent (“Agent ”). Trans Energy is a guarantor of the Credit Agreement as is Prima, another of our wholly owned subsidiaries. The Credit Agreement provides that the Lenders will lend American Shale up to $200 million, including an initial draw of $102.5 million, a contingent committed amount of $47.5 million and an uncommitted amount of $50 million (the “Loans”). The initial draw under the facility was used primarily to repay all of the outstanding debt under the A&R Credit Agreement, as well as to fund certain fees and expenses incurred in connection with the Credit Agreement. All principal will be due on December 31, 2018 (the “Maturity Date”), if not accelerated before that date (See Note 13, Subsequent Events)

The following table summarizes the components of total debt recorded on the Company’s consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)
ASD Credit Agreement	$50,000,000	$50,000,000
Unamortized Original Issuance Discount - ASD	(970,588)	(1,235,294)
PIK Contingent Interest Expense	3,062,438	2,530,050
A&R Credit Agreement-February 2013	25,000,000	25,000,000
Termination Fee – A&R	6,784,626	6,784,626
Termination Fee Debt Discount – A&R	(3,104,200)	(3,940,659)
PIK Interest Fee-ASD	375,000	375,000
PIK Interest – A&R	2,186,038	2,186,037
A&R Credit Agreement -December 2013	7,500,000	7,500,000
Other loans - related party	—	205,314
Other loans - vehicles	15,637	19,239

Total debt	$90,848,951	$89,424,313

NOTE 7 — DERIVATIVE AND HEDGING FINANCIAL INSTRUMENTS

On May 9, 2013 our subsidiary, American Shale, entered into costless collars covering approximately 85% of its expected natural gas production from wells that were considered proved developed producing (“PDP”) as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The costless collars consist of long put options (floor) with a strike price of $4.00 per MMBtu and offsetting short calls (ceiling) with a strike price of $4.28 per MMBtu. The aforementioned volumes are hedged beginning with the June 2013 contract and ending with the April 2015 contract. A total of 3.4 MMBtu are hedged over this period, with monthly volumes declining from a high of approximately 207,000 MMBtu in June 2013 to 113,000 MMBtu in April 2015. The fair value of these commodity contracts was $(431,423) and $(125,773) at March 31, 2014 and December 31, 2013, respectively.

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

The following tables summarize the approximate volumes and average contract prices of contracts the Company had in place as of March 31, 2014:

Gas Collars

Contract Period	Volumes	Weighted- Average Floor Price	Weighted- Average Ceiling Price
	(MMBtu)	(per MMBtu)	(per MMBtu)
2014	1,046,420	$4.00	$4.28
2015	464,825	$4.00	$4.28

All gas collars*	1,511,245

*	Gas collars are comprised of IF Henry Hub (100%).

As a part of the ASD Credit Agreement, we entered into a warrant agreement with Chambers which required American Shale to sell the Lenders for a total of $2 million a warrant for 19,500 shares representing 19.5% of American Shale’s stock at $263.44 per share. The warrant would have contractually expired on February 28, 2015. The warrant included a put option whereby the Lenders could require American Shale to repurchase the warrant as of February 28, 2015, or earlier if certain events occur . Under the put option, American Shale would pay the excess of the fair value per share of the stock over $263.44 times the number of shares exercisable less any distributions or similar payments defined by the agreement. In certain circumstances, American Shale had the option to transfer working interest in all of its wells equal to the value of the put option instead of paying in cash. As a result of the contingent put, the warrant is accounted for as a liability with changes in its fair value reported in earnings.

On December 20, 2013, American entered into an agreement with the holders of warrants representing 19.5% of the stock of American Shale whereby American Shale agreed to purchase the warrants from the holders for $9 million. The proceeds from the increased borrowings under the A&R Credit Agreement were used to partially fund the purchase of the warrants from the holders.

The following tables detail the fair value of derivatives recorded in the accompanying balance sheets, by category:

	As of March 31, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Commodity derivative	Current assets	$—	Current liabilities	$431,423
Commodity derivative	Noncurrent assets	—	Noncurrent liabilities	—

		$		$431,423

	As of December 31, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Commodity derivative	Current assets	$—	Current liabilities	$58,176
Commodity derivative	Noncurrent assets	—	Noncurrent liabilities	67,597

		$—		$125,773

The table below summarizes the realized and unrealized gains and losses related to our derivative instruments for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Realized gains (loss) on commodity derivative	$(260,542)	$639
Change in fair value of commodity derivative	(305,650)	—
Change in fair value of warrant derivative liability	—	(124,316)

Total realized and unrealized gains recorded	$(566,192)	$(123,677)

These realized and unrealized gains and losses are recorded in the accompanying unaudited condensed consolidated statements of operations as derivative gains (losses).

NOTE 8 — FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 by level within the fair value hierarchy

	Level 1	Level 2	Level 3	Total
March 31, 2014
ASSETS:
Commodity contracts	—	—	—	—
LIABILITIES:
Commodity contracts	—	$431,423	—	$431,423

December 31, 2013
ASSETS:
Commodity contracts	—	—	—	—
LIABILITIES:
Commodity contracts	—	125,773	—	125,773

We use Level 2 inputs to measure the fair value of gas commodity collar derivatives. Level 2 assets consist of commodity derivative assets and liabilities (See Note 7 - Derivative and Hedging Financial Instruments). The fair value of the commodity derivative assets and liabilities is estimated by the Company using the income valuation techniques utilizing the income approach and an option pricing model, which take into account notional quantities, market volatility, market prices, contract parameters, counterparty credit risk and discount rates based on published LIBOR rates. The Company validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets. Assumed credit risk adjustments, based on published credit ratings, public bond yield spreads and credit default swap spreads, are applied to the Company’s commodity derivatives.

As of December 31, 2012, the Company’s warrant derivative financial instrument issued as a part of the ASD Credit Agreement were comprised of the warrants issued by the Company to purchase 19,500 shares of common stock with a put option (See Note 7 - Derivative and Hedging Financial Instruments). The warrants were valued by third parties using a binomial lattice-based valuation model and were classified as Level 3 in the fair value hierarchy. The lattice-based valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that were necessary to measure the fair value of these instruments. The Company uses data from its peers as well as from external sources in the determination of the volatility and risk free interest rates used in the fair value calculations. A sensitivity analysis is performed as well to determine the impact of the inputs on the ending fair value estimate. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument due to both internal and external market factors. In addition, option-based techniques are highly sensitive to volatility assumptions. An increase in the volatility would cause an increase in the fair value of the warrants. Likewise, a decrease in the volatility would cause a decrease in the value of the Warrants.

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	March 31, 2014	March 31, 2013
Balance as of beginning of period	$—	$(2,808,278)
Total realized and unrealized gains (losses)
Included in earnings	—	123,677
Issuances	—	—
Settlements	—	—
Transfers in and out of Level 3	—	—

Balance as of March 31	$—	$(2,684,601)

Change in unrealized gains included in earnings Relating to instruments still held as of March 31	$—	$123,677

NOTE 9 — STOCKHOLDERS’ EQUITY

In January 2014, Trans Energy issued 25,000 shares of common stock to Jonathan J. Corp, a related party, for the exercise of options at a price of $0.65 per share.

In January 2014, Trans Energy issued 138,331 shares of common stock to Clarence E. Smith, a 5% Beneficial owner, for the exercise of options at a price of $1.50 per share.

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

The Company has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The Company has estimated a forfeiture rate of zero as the effect of forfeitures has not been significant and the small number of option holders does not provide a reasonable basis for prediction. The Company estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The fair value of all options granted during the three months ended March 31, 2013 was determined using the following assumptions:

Expected volatility	70% - 90%
Risk free interest rate	0.80% - 1.75%
Expected term (years)	3.0 - 5.0
Dividend yield	0%

As a result of the above stock and option transactions, we recorded total stock-based compensation of $198,541 and $310,062 for the three months ended March 31, 2014 and 2013, respectively.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2012	3,640,324	$1.76	2.69 Years	$6,406,970

Granted	446,000	$2.61
Exercised	(30,500)	$2.67
Forfeited	(10,500)	$2.35
Expired	—	—

Outstanding December 31, 2013	4,045,324	$1.85	2.05 Years	$7,483,849

Granted	—	—
Exercised	(163,331)	$1.37
Forfeited	—	—
Expired	—	—

Outstanding March 31, 2014	3,881,993	$1.87	1.86 Years	$7,259,326

Exercisable at March 31, 2014	3,728,329	$1.84		$6,860,125
Unvested at March 31, 2014	584,332

NOTE 10 — EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income (loss) per share of common stock includes both vested and unvested shares of restricted stock. Diluted net income (loss) per common share of stock is computed by dividing net income by the diluted weighted-average common shares outstanding. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three month periods ended March 31, 2014 and 2013, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

As of March 31 2014, potentially dilutive securities included (i) 62,000 unvested shares of restricted common stock and (ii) 3,881,993 in-the-money outstanding options.

NOTE 11 — BUSINESS SEGMENTS

Our principal operations consist of exploration and production through Trans Energy, American Shale and Prima, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning our operations in different segments is as follows:

	For the Three Months Ended March 31	Exploration and Production	Pipeline Transmission	Corporate	Total
Revenue	2014	$9,716,422	$54,789	$5,131	$9,776,342
	2013	3,573,883	35,443	—	3,609,326
Income (Loss) from operations	2014	4,554,604	56,327	(1,442,688)	3,168,243
	2013	607,258	32,554	(1,558,700)	(918,888)
Interest expense	2014	4,127,501	—	3,692	4,131,193
	2013	1,897,900	—	4,846	1,902,746
Depreciation, depletion, amortization and accretion	2014	2,111,370	356	—	2,111,726
	2013	639,395	54	—	639,449
Property and equipment acquisitions, including oil and gas properties	2014	1,986,807	—	—	1,986,807
	2013	13,377,891	—	5,281	13,383,172

Total assets, net of intercompany accounts:
March 31, 2014		94,198,338	20,174		94,218,512
December 31, 2013		90,098,192	17,129		90,115,321

Property and equipment acquisitions include accrued amounts and reclassifications.

NOTE 12 - RELATED PARTY TRANSACTIONS

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

During 2013 and 2014, the Company has conducted business with two companies owned by Clarence E. Smith. Work was awarded the companies after bids were sought and reviewed. The amount of payments total $16,000 and $16,000 for 2013 and 2014, respectively.

NOTE 13 - SUBSEQUENT EVENTS

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

On April 30, 2014, the Company’s Compensation Committee approved an annual grant under the long-term incentive bonus program of 43,000 shares of common stock and 288,000 stock options, at a strike price of $3.80/share, to certain of the Company’s employees and Board Members and subject to vesting semi-annually over a three year period. The term of the stock options awarded is five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our 2013 Form 10-K. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.

We intend to focus our development and exploration efforts in our West Virginia properties and utilize our attractive opportunities to expand our reserve base through continuing to drill higher risk/higher reward exploratory and development drilling in the Marcellus Shale for 2014 and beyond with new financing. We have already invested all of the proceeds from the Chambers facility financing in our drilling program. We will evaluate our properties on a continuous basis in order to optimize our existing asset base. We plan to employ the latest drilling, completion, and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells. We believe that our extensive acreage position will allow us to grow through high risk drilling in the near term.

In summary, our strategy is to increase our oil and gas reserves and production while keeping our development costs and operating costs as low as possible. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. The success of this strategy is contingent on various risk factors, as discussed in our 2013 Form 10-K.

Results of Operations

Three months ended March 31, 2014 compared to March 31, 2013

The following table sets forth the relationship of total revenues of principal items contained in our Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Total revenues	$9,776,342	$3,609,326
Total costs and expenses	(6,815,495)	(4,519,427)
Gain (loss) on sale of assets	207,396	(8,787)

Income (loss) from operations	3,168,243	(918,888)
Other expenses, net	(4,696,477)	(1,774,248)
Income tax	—	—

Net loss	$(1,528,234)	$(2,693,136)

The following table is a summary of revenues, volumes, and pricing for the three months ended March 31, 2014 and 2013.

Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

	Three Months Ended March 31,		Increase/
	2014	2013	(Decrease)
Natural gas sales	$7,937,764	$2,796,438	$5,141,326	183.9%
Oil sales	$61,302	$71,723	$(10,421)	-14.5%
Natural gas liquid sales	$1,717,356	$705,722	$1,011,634	143.3%

Total Oil & Gas Sales	$9,716,422	$3,573,883	$6,142,539	171.9%
Transportation and other revenue	$59,920	$35,443	$24,477	69.1%

Total revenue	$9,776,342	$3,609,326	$6,167,016	170.9%
Net Production
Natural gas sales (MCF)	1,444,304	708,520	735,784	103.8%
Oil sales (Bbls)	788	813	(25)	-3.0%
Natural gas liquids (gallons)	1,467,191	1,045,943	421,248	40.3%
Natural Gas Equivalent ( MCFe)	1,658,630	862,815	795,815	92.2%
Average Sales Price per Unit
Natural Gas (MCF)	$5.50	$3.95	$1.55	39.2%
Oil(Bbl)	$77.81	$88.27	$(10.46)	-11.9%
Natural gas liquids (gallons)	$1.17	$0.67	$0.50	74.6%
Natural Gas Equivalent (MCFe)	$5.86	$4.14	$1.72	41.5%

Total revenue	$ 9,776,342	$ 3,609,326	$ 6,167,016	170.9%

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Three Months Ended March 31,
	2014	2013
Costs and Expenses Per MCFE of Production:
Production Expenses	$1.73	$2.04
Production Taxes	0.22	0.54
G&A Expenses (Excluding Share-Based Compensation)	0.75	1.45
Non-Cash Shared-Based Compensation	0.12	0.36
Depletion of Oil and Natural Gas Properties	1.26	0.71
Impairment of Oil and Natural Gas Properties	—	—
Depreciation and Amortization	0.01	0.03
Accretion of Discount on Asset Retirement Obligation	—	—

Total revenues increased primarily due to an increase in natural gas and natural gas liquid (NGL) production volumes as well as an increase in natural gas prices. The increase in natural gas and NGL volumes was the result of our 2013 drilling. For the three months ended March 31, 2014 and 2013, respectively, we had 28 gross wells and 12.08 net wells compared to 21 gross wells and 8.66 net wells.

Production costs increased $936,310 or 40% for the three months ended March 31, 2014 as compared to the same period for 2013, primarily due to an increase in natural gas liquid transportation and processing fees associated with the increased production in 2014.

Depreciation, depletion, amortization and accretion expense increase by $1,472,277 or 230% for the three months ended March 31, 2014 compared to the same period for 2013, primarily due to the increased production volumes and lower year end reserves.

Selling, general and administrative expense decreased $112,519 or 7% for the three months ended March 31, 2014 as compared to the same period for 2013, primarily due to an decrease in legal and professional fees.

Interest expense increased $2,228,447 or 117% for the three months ended March 31, 2014 as compared to the same period for 2013 due to a higher loan balance and the termination fee on A&R Credit Agreement. Stated interest rate was 11% for both periods. For the three months ended March 31, 2014 the average loan balance was $87,766,550 compared to $58,833,333 for the same period in 2013.

Gain on warrant derivative for the three months ended March 31, 2014 was $0 as compared to a gain of $123,677 for the same period last year. This represents the change in value of the put option associated with our warrant derivative liability.

Loss on commodity derivative for the three months ended March 31, 2014 was $566,192. This represents the decrease in the fair value of our gas hedges.

Net loss for the three months ended March 31, 2014 was $1,528,234 compared to a net loss of $2,693,136 for the same period of 2013. This decrease in net loss is due primarily to the increase in operating income.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with borrowed funds and the proceeds of acreage sales. At March 31, 2014, we had negative working capital of $1,313,318 compared to positive working capital of $65,897 at December 31, 2013. The decrease in working capital is primarily due to an increase in accounts payable to drilling operator.

During the first three months of 2014, net cash provided by operating activities was $833,688 compared to $1,123,876 of net cash used for the same period of 2013. This increase in cash flow from operations was primarily due to higher production volumes, higher commodity prices, and an increase in account payable and accruals.

We expect our cash flow from operations for 2014, compared to the comparable period in 2013, to improve because of higher projected production from the drilling program due to the increase in the number of producing wells. However, if our drilling or realized commodity prices miss expectations, our cash flow provided by operations may differ materially from our expectations.

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

During the first three months of 2014, net cash used by investing activities was $1,727,264 compared to net cash provided of $1,234,883 in the same period in 2013. The change was due to higher capital expenditures in 2014 as well as greater proceeds from the sale of assets in 2013.

During the first three months of 2014, net cash provided by financing activities was $12,647 compared to net cash provided of $24,884,064 for the same period in 2013. This change was due to lower proceeds from borrowing in 2014.

We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Marshall, Marion, and Wetzel counties in West Virginia, and additional borrowings.

Critical accounting policies

We consider accounting policies related to our estimates of proved reserves, accounting for derivatives, share-based payments, accounting for oil and natural gas properties, asset retirement obligations and accounting for income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

TRANS ENERGY, INC.

Date: June 12, 2014	By	/s/ John G. Corp
JOHN G. CORP
Principal Executive Officer

Date: June 12, 2014	By	/s/ John S. Tumis
JOHN S. TUMIS
Chief Financial Officer