Form 10-Q
period 2014-06-30
TRANS ENERGY INC
filed 2014-08-14
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2014
Common Stock, $0.001 par value	13,645,309

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Unaudited

	June 30, 2014	December 31, 2013
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$987,100	$2,727,832
Accounts receivable, trade	7,423,500	4,460,535
Accounts receivable from drilling operator	704,677	—
Accounts receivable, related parties	18,500	18,500
Advance royalties	12,032	16,937
Prepaid expenses	4,309,551	1,065,061
Deferred financing costs, net of amortization of $78,157 and $1,308,817, respectively	937,887	817,938

Total current assets	14,393,247	9,106,803
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	85,096,460	77,961,183
Unproved properties	7,471,793	15,092,783
Pipelines	1,397,440	1,397,440
Accumulated depreciation, depletion and amortization	(18,712,023)	(14,473,069)

Oil and gas properties, net	75,253,670	79,978,337
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $361,288 and $317,704, respectively	545,721	587,218
OTHER ASSETS
Deferred financing costs	3,282,603	139,076
Other assets	304,877	303,887

Total other assets	3,587,480	442,963

TOTAL ASSETS	$93,780,118	$90,115,321

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

Unaudited

	June 30, 2014	December 31, 2013
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$722,167	$632,795
Accounts payable due to drilling operator	—	2,698,302
Accounts payable, related party	1,500	1,500
Accrued expenses	4,238,871	5,302,816
Deferred gain on sale of assets	6,959,816	—
Revenue payable	66,858	127,106
Commodity derivative liability	883,426	58,176
Notes payable — current	11,934	14,897
Notes payable, related party	—	205,314

Total current liabilities	12,884,572	9,040,906
LONG-TERM LIABILITIES
Notes payable, net	99,021,340	89,204,102
Asset retirement obligations	66,184	41,440
Commodity derivative liability	1,817,928	67,597

Total long-term liabilities	100,905,452	89,313,139

Total liabilities	113,790,024	98,354,045
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value; 13,647,309 and 13,457,978 shares issued, respectively, and 13,645,309 and 13,455,978 shares outstanding, respectively	13,647	13,458
Additional paid-in capital	43,263,065	42,556,292
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(63,284,668)	(50,806,524)

Total stockholders’ equity (deficit)	(20,009,906)	(8,238,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,780,118	$90,115,321

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
OPERATING REVENUES
Oil and gas sales	$8,432,592	$4,641,723	$18,149,015	$8,215,606
Gas transportation, gathering, and processing	22,830	26,447	77,619	61,890
Other income	1,303	2,988	6,433	2,988

Total operating revenues	8,456,725	4,671,158	18,233,067	8,280,484
OPERATING COSTS AND EXPENSES
Production costs	3,489,282	2,248,851	6,745,232	4,568,491
Depreciation, depletion, amortization and accretion	2,248,970	739,161	4,360,695	1,378,610
Selling, general and administrative	1,534,477	1,540,089	2,982,296	3,100,428

Total operating costs and expenses	7,272,729	4,528,101	14,088,223	9,047,529
(Loss) Gain on sale of assets	(298)	—	207,097	(8,787)

INCOME (LOSS) FROM OPERATIONS	1,183,698	143,057	4,351,941	(775,832)
OTHER INCOME (EXPENSES)
Interest income	585	9,858	1,494	14,679
Interest expense	(9,674,758)	(3,898,628)	(13,805,951)	(5,801,375)
Gain on warrant derivatives	—	467,762	—	591,439
Gain (loss) on derivative assets	(2,459,436)	659,356	(3,025,628)	659,356

Total other income (expenses)	(12,133,609)	(2,761,652)	(16,830,085)	(4,535,901)

NET LOSS BEFORE INCOME TAXES	(10,949,911)	(2,618,595)	(12,478,144)	(5,311,733)
INCOME TAX	—	—		—

NET LOSS	$(10,949,911)	$(2,618,595)	$(12,478,144)	$(5,311,733)
NET LOSS PER SHARE — BASIC AND DILUTED	$(0.81)	$(.20)	$(0.92)	$(.40)

WEIGHTED AVERAGE SHARES — BASIC AND DILUTED	13,590,048	13,237,126	13,553,423	13,236,680

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,478,144)	$(5,311,733)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion, amortization and accretion	4,360,695	1,378,610
Amortization of financing costs and debt discount	8,426,119	855,684
Share-based compensation	483,216	635,863
(Gain) loss on sale of assets	(207,097)	8,787
Interest and legal expense added to principal	1,818,240	1,005,000
Unrealized gain on warrant derivative	—	(591,439)
Unrealized loss (gain) on commodity derivative assets	2,575,581	(659,995)
Realized loss on commodity derivative assets	450,047	639
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,962,965)	(757,792)
Accounts receivable due from operator, net	(704,677)	—
Prepaid expenses and other current assets	(3,239,585)	46,780
Other assets	(990)	(975)
Accounts payable and accrued expenses	230,583	600,710
Revenue payable	(60,248)	(64,558)

Net cash used by operating activities	(1,309,225)	(2,854,419)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	15,259,543	2,618,025
Expenditures for oil and gas properties	(16,008,089)	(7,654,169)
Expenditures for property and equipment	(2,087)	(5,961)

Net cash used by investing activities	(750,633)	(5,042,105)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs paid	(4,298,647)	(116,555)
Payments on notes payable	(98,699,723)	(11,216)
Proceeds from notes payable	103,093,750	25,000,000
Stock options exercised	223,746	13,750

Net cash provided by financing activities	319,126	24,885,979

NET CHANGE IN CASH	(1,740,732)	16,989,455

CASH, BEGINNING OF PERIOD	2,727,832	1,009,084

CASH, END OF PERIOD	$987,100	$17,998,539

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$5,648,315	$3,751,874
Income taxes	—	—
Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	$(3,443,366)	$4,779,315
Increase in asset retirement obligation	$24,744	$1,840

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Trans Energy, Inc., (“Trans Energy,” “we,” “our,” “us,” or the “Company”), in accordance with accounting principles generally accepted in the United State of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures normally included in a full set of financial statements prepared in accordance with GAAP. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and notes thereto included in our December 31, 2013 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Financing Costs

In connection with obtaining the Morgan Stanley financing in May 2014, we incurred fees and expenses of $4,298,647. These fees and expenses were recorded as financing costs and are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method.

In October 2013 we reached a settlement with Oppenheimer & Co., Inc. (“Opco”) which related to the amount of the fee which was earned by Opco acting as our investment banker in assisting the Company in obtaining funding (“Tranche A”) with Chambers Energy Capital (“Chambers”). We recorded $401,625 in financing fees related to the settlement. The Opco financing fees were being amortized over the same period as the Tranche A loan. In addition, when we obtained new financing in February 2013 and April 2012, we incurred $122,230 in fees during 2013 and $1,741,976 in 2012. These fees were recorded as financing costs and were being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. When we obtained the Morgan Stanley financing, the remaining balance of the finance fees related to the Chambers financing were expensed due to the payoff of the related loan.

Amortization of financing costs for the three months ended June 30, 2014 and 2013 were $3,123,838 and $169,047, respectively. Amortization of financing costs for the six months ended June 30, 2014 and 2013 were $3,328,323 and $331,948, respectively. Our policy is to recognize twelve months of deferred financing costs as a current asset and the remaining balance of deferred financing costs as other assets in the condensed consolidated balance sheets.

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

No impairments were recorded through June 30, 2014 or 2013.

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

The following is a description of the changes to our asset retirement obligations for the six months ended June 30:

	2014	2013
Asset retirement obligations at beginning of period	$41,440	$416,322
Liabilities incurred during the period	22,744	—
Accretion expense	2,000	1,840
Liabilities held for sale		(388,005)

Asset retirement obligations at end of period	$66,184	$30,157

At June 30, 2014 and December 31, 2013, our current portion of the asset retirement obligation was $0. In addition, asset retirement obligations related to the shallow wells sold in 2013 was reported as a liability of $388,005 at December 31, 2012.

Income Taxes

At June 30, 2014, the Company had net operating loss carry forwards (“NOLs”) for future years of approximately $65.2 million. These NOLs will expire at various dates through 2033. There is no current tax provision for the three or six months ended June 30, 2014 due to a net operating loss for the period. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or Alternative Minimum Tax (“AMT”) credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

We have provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

The Company has no material unrecognized tax benefits. No tax penalties or interest expense were accrued as of June 30, 2014 or December 31, 2013 or paid during the periods then ended. We file tax returns in the United States and states in which we have operations and are subject to taxation. Tax years subsequent to 2009 remain open to examination by U.S. federal and state tax jurisdictions, however prior year net operating losses remain open for examination.

Revenue and Cost Recognition

We recognize gas revenues upon delivery of the gas to the customers’ pipeline from our pipelines when recorded as received by the customer’s meter. We recognize oil revenues when pumped and metered by the customer. We use the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no material imbalances as of June 30, 2014 and December 31, 2013. Costs associated with production are expensed in the period incurred.

Revenue payable represents cash received but not yet distributed to third parties.

Transportation revenue is recognized when earned and we have a contractual right to receive payment.

On January 1, 2013, the Company adopted new authoritative accounting guidance issued by the Financial Accounting Standards Board (“FASB”), which enhanced disclosures by requiring an entity to disclose information about netting arrangements, including rights of offset, to enable users of its financial statements to understand the effect of those arrangements on its financial position and provided clarification as to the specific instruments that should be considered in these disclosures. These pronouncements were issued to facilitate comparison between financial statements prepared on the basis of GAAP and International Financial Reporting Standards. These disclosures are effective for annual and interim reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively for all comparative periods presented. See Note 7 - Derivative and Hedging Financial Instruments for tabular presentation of the Company’s gross and net derivative positions.

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

We recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. As a result of stock and option transactions, we recorded total share-based compensation of $284,675 and $325,801 for the three months ended June 30, 2014 and 2013, respectively. We also recorded total share-based compensation of $483,216 and $635,863 for the six months ended June 30, 2014 and 2013, respectively.

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

NOTE 2 — OPERATIONS

We have incurred net losses for the three months and six months ended June 30, 2014, of $(10,949,911) and $(12,478,144), respectively. Although our current and prior year-to-date revenues were not sufficient to cover our operating costs and interest expense, we are focusing on drilling Marcellus Shale wells which, based upon projections, are expected to increase our cash flow. If our cash flows from operations are not sufficient to meet liquidity requirements, we may need to sell assets, obtain additional financing or issue equity.

Our net losses and cash flows used in operating and investing activities during the six months ended June 30, 2014 and 2013 were primarily funded using net proceeds from notes payable to Chambers and Morgan Stanley (see Note 6), in addition to proceeds from the sale of certain oil and gas properties (see Note 5).

NOTE 3 —ACCOUNTS PAYABLE DUE TO DRILLING OPERATOR

We have historically been the drilling operator for wells drilled on our behalf and other third parties in which we own a working interest. In 2012, another working interest owner became the drilling operator for wells in which we own a working interest. We owed the drilling operator $0 and $2,698,302 for charges incurred, but not paid, as of June 30, 2014 and December 31, 2013, respectively. The amount due to the operator reported at June 30, 2014 has been reduced for consideration received from the Republic purchase and sale agreement, which is to be paid in the form of a credit against the expenses incurred by Republic Energy Ventures on behalf of American Shale (see Note 5). The amount due to the operator reported at December 31, 2013, is net of a $637,667 credit, related to a refund of prior drilling costs previously invoiced to America Shale for wells we are not participating in as well as intercompany charges related to employee salary reimbursements, travel expenses, and lease costs.

NOTE 4 — OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the three months ended June 30, 2014 and 2013 were $14,021,282 and $6,276,278, respectively. Total additions for oil and gas properties for the six months ended June 30, 2014 and 2013 were $16,008,089 and $7,654,169, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $2,148,847 and $717,643 for the three months ended June 30, 2014 and 2013, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $4,238,454 and $1,333,957 for the six months ended June 30, 2014 and 2013, respectively.

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

Additionally, we granted the purchaser the right to drill wells in or above conventional shallow Devonian formations, for leases where we currently hold rights to such depths. We did not farm out any of our rights to drill in deeper formations such as the Rhinestreet, Marcellus or Utica. We retained up to a 5% overriding royalty interest on any such wells drilled, depending on the net revenue interest.

On December 13, 2013, the Company and Republic closed a transaction pursuant to a Purchase and Sale Agreement (the “PSA”) dated September 30, 2013. The Company owned 1,114.8 lease acres of the total 4,650 lease acres and leasehold working interests in certain partially completed well sites, located in Tyler County, West Virginia. At closing, the Company received cash of approximately $10.6 million of the total purchase price of $36.3 million, net of holdback. A total of 118.6 lease acres were excluded from the sale (39.8 lease acres net to the Company) due to incurable title defects. An additional 135.5 lease acres (30.7 lease acres net to the Company) were excluded from the sale due to curable title defects, which were cured and an additional $0.2 million was due and payable to the Company, as of December 31, 2013, per the terms of the PSA. In February 2014, the Company received $489,608 related to curable title defects. The proceeds were applied to a receivable of $230,064 recorded at December 31, 2013. The remaining $259,544 is reported, net of expenses, as gain on sale of assets for the period ended June 30, 2014.

On May 21, 2014 (“Funding Date”), American Shale entered into a purchase and sale agreement (the “Republic PSA”) with its joint venture partner, Republic Energy Ventures (“Republic”). Under the Republic PSA, for $15 million, American Shale sold (i) an undivided interest across certain of its undeveloped leasehold amounting to approximately 2,239 net acres, (ii) an over-riding royalty interest of 1.5% in certain of its leasehold in Wetzel County, West Virginia, and (iii) an over-riding royalty interest of 1.0% in six (6) wells that are currently being drilled in Marshall County, West Virginia. The consideration is to be paid in the form of a credit against expenses incurred by Republic on behalf of American Shale. American Shale reserved the right to receive 25% of the net profits earned by Republic on the assets sold by American Shale under the Republic PSA. American Shale has the option to repurchase the undivided interest across all of its undeveloped leasehold, plus the over-riding royalty interest in its Wetzel County leasehold, for $15 million if (i) such payment is made within six (6) months of the Funding Date, or (ii) a purchase and sale agreement that would allow for such repayment by American Shale is signed within such period and the transaction contemplated therein is closed prior to December 31, 2014. The Company has recognized a deferred gain on sale of assets in the current liabilities section of the Condensed Consolidated Balance Sheet in the amount of $6,959,816 because the Company has the option of repurchasing the undivided interest across all of its undeveloped leasehold, plus the overriding royalty interest in its Wetzel County leasehold by December 31, 2014.

As part of the Republic PSA, Republic also agreed to amend the Amended Joint Development Agreement with American Shale (the “AJDA”). Under the revised AJDA, Republic agreed to fund all costs associated with new leasehold acquisitions subsequent to April 1, 2014. American Shale has the right to buy a 25% interest in any such leasehold at Republic’s cost, plus 12% interest, in the event that Republic sells its interest in the leasehold or permits a third party to drill a well on the leasehold. In the event that American Shale repays Republic under the terms of the Republic PSA, American Shale will have the option to fund a 50% portion of any future leasehold expenditures, upon providing satisfactory evidence of its ability to continue such funding on a go-forward basis.

NOTE 6 — NOTES PAYABLE

On April 26, 2012, our newly created, wholly owned subsidiary, American Shale , closed a Credit Agreement transaction (hereafter the “ASD Credit Agreement”) with several banks and other financial institutions or entities that from time-to-time will be parties to the ASD Credit Agreement (the “Lenders”), and Chambers Energy Management, LP as the administrative agent (“Chambers”).

The ASD Credit Agreement provided that the Lenders would lend American Shale up to $50 million, which funds would be used to develop wells and properties that we transferred to American Shale. In order to accommodate the terms of the ASD Credit Agreement Trans Energy transferred certain assets and properties to American Shale. Trans Energy and Prima were not direct parties to the ASD Credit Agreement, but were guarantors of loans to be made there under. We received a portion of the loan proceeds to repay CIT Capital USA Inc. (“CIT”) and certain other outstanding debts. The assets and properties transferred are referred to herein as the “Marcellus Properties,” which at the time of the transfer consisted of working interests in 13 gross (7.60 net) producing Marcellus shale liquids-rich gas wells and approximately 22,000 net acres of Marcellus shale leasehold rights, located in Northwestern West Virginia in the counties of Wetzel, Marshall, Marion, Tyler, and Doddridge.

The ASD Credit Agreement was originally for a notional amount of $50 million, which was received at closing net of a $3 million Original Issue Discount (“OID”) and a $50,000 administrative fee due annually. These OID costs were netted against notes payable and were being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. For the six months ended June 30, 2014 and 2013, $1,189,400 and $529,412 of the OID was amortized as interest expense, respectively.

On February 28, 2013, American Shale, the Lenders and Chambers amended and restated the ASD Credit Agreement (as amended, the “A&R Credit Agreement”) in order to facilitate an increase in the principal amount of the borrowings under the facility to $75 million. The additional funds were received February 28, 2013. The other terms of the credit agreement were unchanged.

Interest was due monthly at 10% plus the greater of 1% or the 3 month LIBOR rate (11% at time of payoff). Principal was due at maturity, February 28, 2015. We had to pay interest through April 26, 2014, on any principal prepayments with respect to the original $50 million loan at the time of the prepayment prior to April 26, 2014. American Shale was obligated to pay a “Termination Fee” with respect to the $25 million loan upon the earliest to occur of (i) a Change of Control (as defined in the A&R Credit agreement), (ii) repayment in full of the loans under the A&R Credit agreement and (iii) certain defaults under the A&R Credit Agreement related to seeking relief from creditors or generally being unable to repay debts as they come due. The Termination Fee was defined as $12.5 million less all interest payments actually made with respect to the $25 million loan prior to such date.

The Company estimated its liability related to the Termination Fee to be approximately $6.8 million ($12.5 million gross fee, less $5.7 million in interest payments) (the “Termination Fee Liability”).

The Termination Fee Liability was recorded on the Company’s condensed consolidated balance sheet as an addition to the related debt balance, offset by an equal debt discount of $6.8 million (the “Termination Fee Debt Discount”). The Termination Fee Debt Discount was being amortized to interest expense through the expected payment date of February 28, 2015; however, such amortization was accelerated upon payment of the Termination Fee in conjunction with the Morgan Stanley financing. At repayment of the loan the Termination Fee was computed to be $9,077,778. For the three and six months ended June 30, 2014, the Company recorded $3,104,200 and $3,940,689 of amortization related to the Termination Fee.

During the three and six months ended June 30, 2014, the Company recorded interest expense of $278,821 and $1,115,280 related to the amortization of the Termination Fee Debt Discount.

The A&R Credit Agreement included a contingent interest provision that adds 1% of the outstanding principal amount of the loan to the loan balance for any quarter in which American Shale’s Consolidated Leverage Ratio exceeds certain levels, as defined in the ASD Credit Agreement. American Shale’s Consolidated Leverage Ratio exceeded the allowed level at September 30, 2012, and quarterly thereafter. Therefore, the contingent interest provision had been applied and $1,149,969 and $2,030,050 was added to the principal balance and interest expense in 2014 (through the date of the repayment) and June 30, 2013, respectively.

For the months of August, September, and October 2013, Chambers amended the ASD Credit Agreement to add the interest due during those months to the principal balance of the loan. In addition, $375,000 was added to the principal balance of the loan in connection with this amendment. The $375,000 was being amortized over the three month period. August, September and October 2013 interest of $2,186,038 had been added to the principal balance of the loan.

On December 20, 3013, American Shale amended the A&R Credit Agreement to increase the principal amount of the borrowings by $7.5 million to pay a portion of the cost to purchase an outstanding warrant held by Chambers (See Note 7). There were no other changes to the terms of the loan. The additional funds were received December 20, 2013.

On May 21, 2014, our wholly owned subsidiary, American Shale, entered into a credit agreement (hereafter the “Credit Agreement”) by and among American Shale, several lenders (the “Lenders”), and Morgan Stanley Capital Group Inc. as the administrative agent (“Agent”). Trans Energy is a guarantor of the Credit Agreement as is Prima, another of our wholly owned subsidiaries. The Credit Agreement provides that the Lenders will lend American Shale up to $200 million, including an initial draw of $102.5 million plus a PIK fee of $593,750, a contingent committed amount of $47.5 million and an uncommitted amount of $50 million (the “Loans”). The initial draw under the facility was used primarily to repay all of the outstanding debt under the A&R Credit Agreement with Chambers, as well as to fund certain fees and expenses incurred in connection with the Credit Agreement (collectively, the Morgan Stanley Financing).

The Loans will initially bear interest at a per annum rate equal to 9% plus the greater of 1% or LIBOR, for a three month interest period. The interest rate will be automatically lowered if American Shale improves the ratio of the value of its proved developed producing (“PDP PV9”) properties to its funded debt, less cash and other liquid assets, as further defined under the Credit Agreement (the “Net Debt Ratio”). Upon the occurrence of certain events of default, the loans will bear interest at an additional 2% per annum above the initial rate, and with respect to other events of default, may bear interest at the higher default rate. Interest will be due and payable monthly in arrears. During the three months ending June 30, 2014, the Company recorded interest expense of $1,145,486 related to the Credit Agreement.

The initial loan was advanced as a single funding of $102.5 million plus a PIK fee of $593,750 on the Funding Date. Additional amounts up to $47.5 million may be drawn within the two year period after the Funding Date provided that the Net Debt Ratio, pro forma for such subsequent drawdowns, based on the level of PDP PV9 that is projected six months from the date of each drawdown, meets certain pre-defined targets. All principal will be due on December 31, 2018 (the “Maturity Date”), if not accelerated before that date. Scheduled amortization of the principal amount of the loans may begin on May 1, 2015, unless the Net Debt Ratio exceeds certain defined parameters, in which case scheduled amortization may begin as late as May 1, 2016. No amortization is required if American Shale’s Net Debt Ratio meets certain criteria. The minimum amortization required each month will be the greater of (i) 0.75% of the then outstanding balance (after May 1, 2016) or (ii) the amortization amount that would be required for American Shale to achieve a predetermined Net Debt Ratio within six months. Such ratios increase over time.

The principal amount of the Loans may be prepaid, but not reborrowed. If the Loans are prepaid on or prior to the first anniversary of the Funding Date, a make-whole amount will be charged equal to 4.0% of the principal balance of the Loans, plus the sum of the remaining scheduled payments of interest prior to the first anniversary of the Funding Date. Up to $25 million of prepayments from specified sources will be exempt from this provision if payments are made prior to the first anniversary of the Funding Date. If the Loans are prepaid on or after the first anniversary of the Funding Date but prior to the second anniversary of the Funding Date, a make-whole amount equal to 4.0% of the principal balance of the Loans will be charged. Prepayments between the second and third anniversary of the Funding Date will be charged 3.0% of the principal balance of the Loans.

Also on the Funding Date of the Credit Agreement, Trans Energy and Prima executed a Guarantee and Security Agreement providing that Trans Energy and Prima will guarantee the indebtedness of American Shale under the terms of the Credit Agreement.

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

On the Funding Date, American Shale also entered into a Net Profits Interest Agreement (the “NPI Agreement”) with the Agent. The NPI Agreement provides that subsequent to the repayment of the Loans, American Shale will pay a net profits interest to the Agent (the “NPI”). The NPI is to be calculated based on production revenues less certain expenditures, including operating costs, general and administrative expenses, interest and capital expenditures. The amount of interest expense and general and administrative expenses that can be charged are limited based on the amounts that were previously expensed prior to repayment of the Loans. The NPI is earned based on amounts borrowed under the Credit Agreement. As of the Funding Date, a NPI of 6.5% of the net profits, as defined under the NPI Agreement, has been earned. The Agent will earn up to an additional 2.5% of the net profits pro rata for any subsequent borrowing by American Shale under the $47.5 million contingent commitment. At June 30, 2014, the company recorded a discount related to the NPI of $3,339,376 on proved property and $733,034 on unproved property. The total value recorded as a discount on loan payable related to the NPI is $4,072,410.

The NPI Agreement provides the Agent with the option to sell its NPI for fair value, as defined in the NPI Agreement, alongside American Shale or Trans Energy in the event that either American Shale or Trans Energy sells interests, including partial interests, in the subject properties at a fair value for the NPI that meets or exceeds $1.5 million for each 1.0% of NPI earned by the Agent prior to such date. In such event, American Shale can also require the Agent to sell all of its NPI to American Shale (or, alternatively, to the buyer of any subject interests) for fair value. In the event of a sale of all or substantially all of the assets of American Shale, fair value is defined as the net cash received that is attributable to the equity interests of either American Shale or Trans Energy in such transaction.

The following table summarizes the components of total debt recorded on the Company’s consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASD Credit Agreement	$—	$50,000,000
Unamortized Original Issuance Discount - ASD	—	(1,235,294)
PIK Contingent Interest Expense	—	2,530,050
A&R Credit Agreement-February 2013	—	25,000,000
Termination Fee – A&R	—	6,784,626
Termination Fee Debt Discount – A&R	—	(3,940,659)
PIK Interest Fee-ASD	—	375,000
PIK Interest – A&R	—	2,186,037
A&R Credit Agreement -December 2013	—	7,500,000
Other loans - related party	—	205,314
Other loans - vehicles	11,934	19,239
ASD Credit Agreement - Morgan Stanley Tranche A	102,500,000	—
ASD Credit Agreement - Morgan Stanley PIK fee	593,750	—
ASD Credit Agreement - Morgan Stanley NPI	(4,072,410)	—

Total debt	$99,033,274	$89,424,313

NOTE 7 — DERIVATIVE AND HEDGING FINANCIAL INSTRUMENTS

On May 9, 2013 our subsidiary, American Shale, entered into costless collars covering approximately 85% of its expected natural gas production from wells that were considered proved developed producing (“PDP”) as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The costless collars consist of long put options (floor) with a strike price of $4.00 per MMBtu and offsetting short calls (ceiling) with a strike price of $4.28 per MMBtu. The aforementioned volumes are hedged beginning with the June 2013 contract and ending with the April 2015 contract. A total of 1.6 million MMBtu are hedged over this period, with monthly volumes declining from a high of approximately 207,000 MMBtu in June 2013 to 113,000 MMBtu in April 2015. The fair value of these commodity contracts was $(428,163) and $(125,773) at June 30, 2014 and December 31, 2013, respectively.

On May 21, 2014 American Shale, entered into fixed price hedges covering approximately 90% of its expected natural gas production from PDP wells as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The hedges consist of long put options (floor) with strike prices ranging between $4.38 per MMBtu to $4.06 per MMBtu. The hedges begin with the June 2014 contract and end with the December 2018 contract. A total of 13,932,171 MMBtu are hedged over this period, with monthly volumes declining from a high of 444,534 MMBtu in July 2014 to 171,940 MMBtu in November 2018. The fair value of these commodity contracts was $(2,273,191) at June 30, 2014.

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

The following tables summarize the approximate volumes and average contract prices of contracts the Company had in place as of June 30, 2014:

Gas Collars

Contract Period	Volumes	Weighted- Average Floor Price	Weighted- Average Ceiling Price
	(MMBtu)	(per MMBtu)	(per MMBtu)
2014	1,046,420	$4.00	$4.28
2015	464,825	$4.00	$4.28

All gas collars*	1,511,245

*	Gas collars are comprised of IF Henry Hub (100%).

Contract Period	Volumes	Weighted- Average Fixed Price
	(MMBtu)	(per MMBtu)
2014	2,860,678	$4.38
2015	3,578,155	$4.11
2016	3,002,489	$4.06
2017	2,495,153	$4.16
2018	1,995,696	$4.29

All gas hedges*	13,932,171

*	Gas hedges are comprised of IF Henry Hub (100%).

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

The following tables detail the fair value of derivatives recorded in the accompanying balance sheets, by category:

	As of June 30, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Commodity derivative	Current assets	$—	Current liabilities	$883,426
Commodity derivative	Noncurrent assets	—	Noncurrent liabilities	1,817,928

		$		$2,701,354

	As of December 31, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Commodity derivative	Current assets	$—	Current liabilities	$58,176
Commodity derivative	Noncurrent assets	—	Noncurrent liabilities	67,597

		$—		$125,773

The table below summarizes the realized and unrealized gains and losses related to our derivative instruments for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Realized gains (loss) on commodity derivative	$(189,506)	$(639)	$(450,047)	$(639)
Change in fair value of commodity derivative	(2,269,930)	659,995	(2,575,581)	659,995
Change in fair value of warrant derivative liability	—	467,762	—	591,439

Total realized and unrealized gains recorded	$(2,459,436)	$1,127,118	$(3,025,628)	$1,250,795

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

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The valuation policies are determined by the Treasurer and are approved by the President. Fair value measurements are discussed with the Company’s audit committee, as deemed appropriate. Each quarter, the inputs used in the fair value calculations are updated and management reviews the changes from period to period for reasonableness. The Company has consistently applied the valuation techniques discussed below in all periods presented.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 by level within the fair value hierarchy

	Level 1	Level 2	Level 3	Total
June 30, 2014
ASSETS:
Commodity contracts	—	—	—	—
LIABILITIES:
Commodity contracts	—	$2,701,354	—	$2,701,354

December 31, 2013
ASSETS:
Commodity contracts	—	—	—	—
LIABILITIES:
Commodity contracts	—	$125,773	—	$125,773

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	June 30, 2014	June 30, 2013
Balance as of beginning of period	$—	$(2,808,278)
Total realized and unrealized gains (losses)
Included in earnings	—	591,439
Issuances	—	—
Settlements	—	—
Transfers in and out of Level 3	—	—

Balance as of June 30	$—	$(2,216,839)

Change in unrealized gains included in earnings Relating to instruments still held as of June 30	$—	$591,439

NOTE 9 — STOCKHOLDERS’ EQUITY

In April 2014, we granted 21,000 shares of stock to three employees under the long-term incentive bonus program. The 21,000 shares are not performance based and vest semi-annually over a three year period. The 21,000 shares were valued at $3.90 per share of common stock using the fair value of the common stock at the date of grant and the fair value will be amortized to compensation expense semi-annually over three years.

In April 2014, we also granted 252,000 common stock options to six employees and five outside board members. These options vest semi-annually over three years and have a five year term. These stock options were granted at an exercise price of $3.80 per common share and the fair value was determined using the Black Scholes option pricing model. The options are being amortized to share-based compensation expense semi-annually over the vesting period.

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

The Company has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The Company has estimated a forfeiture rate of zero as the effect of forfeitures has not been significant and the small number of option holders does not provide a reasonable basis for prediction. The Company estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The fair value of all options granted by the Company for 2011 through 2014 was determined using the following assumptions:

Expected volatility	70% - 90%
Risk free interest rate	0.80% - 1.75%
Expected term (years)	3.0 - 5.0
Dividend yield	0%

As a result of the above stock and option transactions, we recorded total stock-based compensation of $284,675 and $325,800 for the three months ended June 30, 2014 and 2013, respectively and $483,216 and $635,863 for the six months ended June 30, 2014 and 2013, respectively.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2012	3,640,324	$1.76	2.69 Years	$6,406,970

Granted	446,000	$2.61
Exercised	(30,500)	$2.67
Forfeited	(10,500)	$2.35
Expired	—	—

Outstanding December 31, 2013	4,045,324	$1.85	2.05 Years	$7,483,849

Granted	252,000	$3.80
Exercised	(163,331)	$1.37
Forfeited	—	—
Expired	—	—

Outstanding June 30, 2014	4,133,993	$1.99	1.83 Years	$8,226,646

Exercisable at June 30, 2014	3,812,329	$1.24		$4,727,288
Unvested at June 30, 2014	321,664

NOTE 10 — EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income (loss) per share of common stock includes both vested and unvested shares of restricted stock. Diluted net income (loss) per common share of stock is computed by dividing net income by the diluted weighted-average common shares outstanding. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three and six month periods ended June 30, 2014 and 2013, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

As of June 30 2014, potentially dilutive securities included (i) 49,500 unvested shares of restricted common stock and (ii) 4,133,993 in-the-money outstanding options.

NOTE 11 — BUSINESS SEGMENTS

Our principal operations consist of exploration and production through Trans Energy, American Shale and Prima, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning our operations in different segments is as follows:

	For the Three Months Ended June 30	Exploration and Production	Pipeline Transmission	Corporate	Total
Revenue	2014	$8,432,592	$22,830	$1,303	$8,456,725
	2013	4,641,723	26,447	2,988	4,671,158
Income (Loss) from operations	2014	2,744,344	(27,472)	(1,533,174)	1,183,698
	2013	1,680,928	(1,024)	(1,536,847)	143,057
Interest expense	2014	9,673,862	—	896	9,674,758
	2013	3,897,557	—	1,071	3,898,628
Depreciation, depletion, amortization and accretion	2014	2,248,720	250	—	2,248,970
	2013	739,161	—	—	739,161
Property and equipment acquisitions, including oil and gas properties	2014	14,021,282	—	2,087	14,023,369
	2013	6,276,278	—	709	6,276,987

	For the Six Months Ended June 30	Exploration and Production	Pipeline Transmission	Corporate	Total
Revenue	2014	$18,149,015	$77,619	$6,433	$18,233,067
	2013	8,215,606	61,890	2,988	8,280,484
Income (Loss) from operations	2014	7,298,948	28,855	(2,975,862)	4,351,941
	2013	2,288,186	31,529	(3,095,547)	(775,832)
Interest expense	2014	13,801,363	—	4,588	13,805,951
	2013	5,795,458	—	5,917	5,801,375
Depreciation, depletion, amortization and accretion	2014	4,360,089	606	—	4,360,695
	2013	1,378,556	54	—	1,378,610
Property and equipment acquisitions, including oil and gas properties	2014	16,008,089	—	2,087	16,010,176
	2013	7,654,169	—	5,961	7,660,130

Total assets, net of intercompany accounts:
June 30, 2014		93,771,803	8,315	—	93,780,118
December 31, 2013		90,098,192	17,129	—	90,115,321

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

During 2013 and 2014, the Company has conducted business with two companies owned by Clarence E. Smith. Work was awarded the companies after bids were sought and reviewed. The amount of payments total $32,000 and $32,000 for 2013 and 2014, respectively.

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

Results of Operations

Three months ended June 30, 2014 compared to June 30, 2013

The following table sets forth the relationship of total revenues of principal items contained in our Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013.

	Three months ended June 30,
	2014	2013
Total revenues	$8,456,725	$4,671,158
Total costs and expenses	(7,272,729)	(4,528,101)
Gain (loss) on sale of assets	(298)	—

Income from operations	1,183,698	143,057
Other expenses, net	(12,133,609)	(2,761,652)
Income tax	—	—

Net loss	$(10,949,911)	$(2,618,595)

The following table is a summary of revenues, volumes, and pricing for the three months ended June 30, 2014 and 2013.

Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

	Three Months Ended June 30,		Increase/
	2014	2013	(Decrease)
Natural gas sales	$7,826,661	$3,805,126	$4,021,535	105.7%
Oil sales	$66,789	$36,180	$30,609	84.6%
Natural gas liquid sales	$539,142	$800,417	$(261,275)	-32.6%

Total Oil & Gas Sales	$8,432,592	$4,641,723	$3,790,869	81.7%
Transportation and other revenue	$24,133	$29,435	$(5,302)	-18.0%

Total revenue	$8,456,725	$4,671,158	$3,785,567	81.0%
Net Production
Natural gas sales (MCF)	1,644,606	831,884	812,722	97.7%
Oil sales (Bbls)	827	445	383	86.1%
Natural gas liquids (gallons)	621,205	1,036,162	(414,957)	-40.0%
Natural Gas Equivalent ( MCFe)	1,738,315	982,575	755,740	76.9%
Average Sales Price per Unit
Natural Gas (MCF)	$4.76	$4.57	$0.19	4.2%
Oil(Bbl)	$80.71	$81.37	$(0.66)	-0.8%
Natural gas liquids (gallons)	$0.87	$0.77	$0.10	13.0%
Natural Gas Equivalent (MCFe)	$4.85	$4.72	$0.13	2.8%

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Three Months Ended June 30,
	2014	2013
Costs and Expenses Per MCFE of Production:
Production Expenses	$1.64	$1.85
Production Taxes	0.40	0.38
G&A Expenses (Excluding Share-Based Compensation)	2.51	1.24
Non-Cash Shared-Based Compensation	0.13	0.33
Depletion of Oil and Natural Gas Properties	1.24	0.73
Impairment of Oil and Natural Gas Properties	—	—
Depreciation and Amortization	0.01	0.02
Accretion of Discount on Asset Retirement Obligation	—	—

Total revenues increased primarily due to an increase in natural gas and oil production volumes as well as an increase in natural gas and natural gas liquid (NGL) prices. The increase in natural gas and oil volumes was the result of recently drilled wells put into production. For the three months ended June 30, 2014 and 2013, respectively, we had 28 gross wells and 11.46 net wells compared to 24 gross wells and 10.08 net wells.

Production costs increased $1,240,431 or 55% for the three months ended June 30, 2014 as compared to the same period for 2013, primarily due to an increase in natural gas liquid transportation and processing fees associated with the increased production in 2014.

Depreciation, depletion, amortization and accretion expense increase by $1,509,809 or 204% for the three months ended June 30, 2014 compared to the same period for 2013, primarily due to the increased production volumes and lower year end reserves.

Selling, general and administrative expense decreased $5,612 or for the three months ended June 30, 2014 as compared to the same period for 2013, primarily due to an decrease in legal fees.

Interest expense increased $5,776,130 or 148% for the three months ended June 30, 2014 as compared to the same period for 2013 due to recording a termination fee of $3,104,200 related to the A&R Credit Agreement, amortization of debt discount in the amount of $2,825,379 due to payoff of the Chambers loan, and a reduction in contingent interest associated with the Chambers loan. Stated interest rate was 11% for both periods until refinancing occurred, then the interest rate of the new loan in 2014 was 10%. For the three months ended June 30, 2014 the average loan balance was $93,113,567 compared to $67,860,909 for the same period in 2013.

Gain on warrant derivative for the three months ended June 30, 2014 was $0 as compared to a gain of $467,762 for the same period last year. This represents the change in value of the put option associated with our warrant derivative liability. The warrant was repurchased in December 2013.

Loss on commodity derivative for the three months ended June 30, 2014 was $2,459,436. This represents the decrease in the fair value of the gas hedges that were entered into in connection with the Morgan Stanley financing.

Net loss for the three months ended June 30, 2014 was $10,949,911 compared to a net loss of $2,618,595 for the same period of 2013. This increase in net loss is due primarily to an increase in interest expense and the loss on commodity derivatives.

Six months ended June 30, 2014 compared to June 30, 2013

The following table sets forth the relationship of total revenues of principal items contained in our Unaudited Condensed Consolidated Statements of Operations for the six months ended March 31, 2014 and 2013.

	Six months ended June 30,
	2014	2013
Total revenues	$18,233,067	$8,280,484
Total costs and expenses	(14,088,223)	(9,047,529)
Gain (loss) on sale of assets	207,097	(8,787)

Income (loss) from operations	4,351,941	(775,832)
Other expenses, net	(16,830,085)	(4,535,901)
Income tax	—	—

Net loss	$(12,478,144)	$(5,311,733)

The following table is a summary of revenues, volumes, and pricing for the six months ended June 30, 2014 and 2013.

Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

	Six Months Ended June 30,		Increase/
	2014	2013	(Decrease)
Natural gas sales	$15,764,426	$6,601,563	$9,162,863	138.8%
Oil sales	$128,091	$107,903	$20,188	18.7%
Natural gas liquid sales	$2,256,498	$1,506,140	$750,358	49.8%

Total Oil & Gas Sales	$18,149,015	$8,215,606	$9,933,409	120.9%
Transportation and other revenue	$84,052	$64,878	$19,174	29.6%

Total revenue	$18,233,067	$8,280,484	$9,952,583	120.2%
Net Production
Natural gas sales (MCF)	3,088,910	1,540,405	1,548,506	100.5%
Oil sales (Bbls)	1615	1257	358	28.5%
Natural gas liquids (gallons)	2,088,396	2,082,105	6,291	0.3%
Natural Gas Equivalent ( MCFe)	3,396,944	1,845,392	1,551,552	84.1%
Average Sales Price per Unit
Natural Gas (MCF)	$5.10	$4.29	$.81	18.9%
Oil(Bbl)	$79.30	$85.83	$(6.53)	-7.6%
Natural gas liquids (gallons)	$1.08	$.72	$.36	50.0%
Natural Gas Equivalent (MCFe)	$5.34	$4.45	$.89	20.0%

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Six Months Ended June 30,
	2014	2013
Costs and Expenses Per MCFE of Production:
Production Expenses	$1.68	$1.94
Production Taxes	0.31	0.45
G&A Expenses (Excluding Share-Based Compensation)	1.65	1.34
Non-Cash Shared-Based Compensation	0.13	0.34
Depletion of Oil and Natural Gas Properties	1.25	0.72
Impairment of Oil and Natural Gas Properties	—	—
Depreciation and Amortization	0.01	0.02
Accretion of Discount on Asset Retirement Obligation	—	—

Total revenues increased primarily due to an increase in natural gas, oil, and natural gas liquid (NGL) production volumes as well as an increase in natural gas and natural gas liquid (NGL) prices. The increase in natural gas, oil, and natural gas liquid (NGL) volumes was the result of recently drilled wells put into production). For the six months ended June 30, 2014 and 2013, respectively, we had 28 gross wells and 11.46 net wells compared to 24 gross wells and 10.08 net wells.

Production costs increased $2,176,741 or 48% for the six months ended June 30, 2014 as compared to the same period for 2013, primarily due to an increase in natural gas liquid transportation and processing fees associated with the increased production in 2014 and higher ad valorem taxes.

Depreciation, depletion, amortization and accretion expense increase by $2,982,085 or 216% for the six months ended June 30, 2014 compared to the same period for 2013, primarily due to the increased production volumes and lower year end reserves.

Selling, general and administrative expense decreased $118,132 or 3% for the six months ended June 30, 2014 as compared to the same period for 2013, primarily due to an decrease in legal and professional fees.

Interest expense increased $8,004,576 or 138% for the six months ended June 30, 2014 as compared to the same period for 2013 due to recording a termination fee of $3,104,200 related to the A&R Credit Agreement, amortization of debt discount in the amount of $2,825,379 and higher contingent interest due to the higher Chambers loan balance in 2014. Stated interest rate was 11% for both periods until refinancing occurred, then the interest rate for the new loan in 2014 was 10%. For the six months ended June 30, 2014 the average loan balance was $90,352,327 compared to $67,860,909 for the same period in 2013.

Gain on warrant derivative for the six months ended June 30, 2014 was $0 as compared to a gain of $591,439 for the same period last year. This represents the change in value of the put option associated with our warrant derivative liability. The warrant was repurchased in December 2013.

Loss on commodity derivative for the six months ended June 30, 2014 was $3,025,628. This represents the decrease in the fair value of our gas hedges.

Net loss for the six months ended June 30, 2014 was $12,478,144 compared to a net loss of $5,311,733 for the same period of 2013. This increase in net loss is due primarily to an increase in interest expense, and the loss on commodity derivatives.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with borrowed funds and the proceeds of acreage sales. At June 30, 2014, we had positive working capital of $1,508,675 compared to positive working capital of $65,897 at December 31, 2013. The increase in working capital is primarily due to an increase in accounts receivable trade and a decrease in accounts payable to drilling operator.

During the first six months of 2014, net cash used by operating activities was $1,309,225 compared to $2,854,419 of net cash used for the same period of 2013. This increase in cash flow from operations was primarily due to higher production volumes and, higher commodity prices, which were partially offset by an increase in prepaid expenses.

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

During the first six months of 2014, net cash used by investing activities was $750,633 compared to net cash used of $5,042,105 in the same period in 2013. The change was due to higher capital expenditures in 2014 that were offset by greater proceeds from the sale of assets in 2014.

During the first six months of 2014, net cash provided by financing activities was $319,126 compared to net cash provided of $24,885,979 for the same period in 2013. This change was due to the fact that we increased our loan balance by a larger amount in the first six months of 2013 than in the comparable period in 2014.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate, to allow timely decisions regarding required disclosure.

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

Certain material pending legal proceedings to which we are a party or to which any of our property is subject, is set forth below:

EQT Corporation

On May 11, 2011, we filed an action in the U.S. District Court for the Northern District of West Virginia against EQT Corporation, a Pennsylvania corporation (Trans Energy, Inc., et al. v. EQT Corporation). The action relates to our attempt to quiet title to certain oil and gas properties referred to as the Blackshere Lease, consisting of approximately 22 oil and/or gas wells on the Blackshere Lease. The defendant, EQT Corporation, has filed with the Court an answer and counterclaim wherein it claims it holds title to the natural gas within and underlying the Blackshere Lease. On November 26, 2012, the Court granted our motion for summary judgment and denied the defendant’s motions for declaratory judgment and summary judgment. On February 25, 2014, the United States Court of Appeals for the Fourth Circuit in Richmond Virginia affirmed the summary judgment motion of the U.S. District Court for the Northern District of West Virginia. The defendant’s time to appeal this judgment has passed, so this judgment in our favor is final.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2014, we granted 21,000 shares of stock to three employees under the long-term incentive bonus program. These shares were issued in a transaction not constituting a public offering as provided in Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

Date: August 14, 2014	By	/s/ John G. Corp
JOHN G. CORP
Principal Executive Officer

Date: August 14, 2014	By	/s/ Michael R. Guzzetta
MICHAEL R. GUZZETTA
Treasurer