Form 10-Q
period 2014-09-30
TRANS ENERGY INC
filed 2014-11-19
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 19, 2014
Common Stock, $0.001 par value	14,404,260

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Unaudited

	September 30, 2014	December 31, 2013
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$1,316,254	$2,727,832
Accounts receivable, trade	6,883,543	4,460,535
Accounts receivable from drilling operator	562,000	—
Accounts receivable, related parties	18,500	18,500
Derivative assets	780,148	—
Advance royalties	—	16,937
Prepaid expenses	1,090,689	1,065,061
Deferred financing costs, net of amortization of $337,054 and $1,308,817, respectively	1,028,142	817,938

Total current assets	11,679,276	9,106,803
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	99,952,561	77,961,183
Unproved properties	7,536,331	15,092,783
Pipelines	1,259,052	1,397,440
Accumulated depreciation, depletion and amortization	(21,036,700)	(14,473,069)

Oil and gas properties, net	87,711,244	79,978,337
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $344,518 and $317,704, respectively	524,718	587,218
OTHER ASSETS
Deferred financing costs	3,341,461	139,076
Other assets	355,381	303,887

Total other assets	3,696,842	442,963

TOTAL ASSETS	$103,612,080	$90,115,321

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

Unaudited

	September 30, 2014	December 31, 2013
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$359,836	$632,795
Accounts payable due to drilling operator	6,382,401	2,698,302
Accounts payable, related party	1,500	1,500
Accrued expenses	4,418,063	5,302,816
Deferred gain on sale of assets	6,959,817	—
Environmental settlement and related costs	3,600,000	—
Revenue payable	45,284	127,106
Commodity derivative liability	217,451	58,176
Notes payable — current	104,325,704	14,897
Notes payable, related party		205,314

Total current liabilities	126,310,056	9,040,906
LONG-TERM LIABILITIES
Notes payable, net	0	89,204,102
Environmental settlement and related costs	3,000,000	—
Asset retirement obligations	78,556	41,440
Commodity derivative liability	831,106	67,597

Total long-term liabilities	108,227,177	89,313,139

Total liabilities	3,909,662	98,354,045
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value; 14,406,260 and 13,457,978 shares issued, respectively, and 14,404,260 and 13,455,978 shares outstanding, respectively	14,406	13,458
Additional paid-in capital	43,970,530	42,556,292
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(70,590,624)	(50,806,524)

Total stockholders’ equity (deficit)	(26,607,638)	(8,238,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,612,080	$90,115,321

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES
Oil and gas sales	$6,667,618	$4,343,739	$24,816,633	$12,559,344
Gas transportation, gathering, and processing	44,256	35,203	121,875	97,093
Other income	63,407	25,801	69,840	28,790

Total operating revenues	6,775,281	4,404,743	25,008,348	12,685,227
OPERATING COSTS AND EXPENSES
Production costs	3,258,132	2,795,073	10,003,364	7,363,564
Depreciation, depletion, amortization and accretion	3,088,104	986,670	7,448,799	2,365,280
Environmental settlement and related costs	6,600,000	—	6,600,000	—
Selling, general and administrative	1,176,853	1,633,112	4,159,149	4,733,539

Total operating costs and expenses	14,123,089	5,414,855	28,211,312	14,462,383
(Loss) Gain on sale of assets	(18,480)	6,887	188,616	(1,900)

LOSS FROM OPERATIONS	(7,366,288)	(1,003,225)	(3,014,348)	(1,779,056)
OTHER INCOME (EXPENSES)
Interest income	550	3,463	2,045	18,142
Interest expense	(2,903,312)	(5,200,628)	(16,709,264)	(11,002,002)
Gain on warrant derivatives	—	3,806	—	595,245
Gain (loss) on derivative assets	2,963,096	100,796	(62,533)	760,152

Total other income (expenses)	60,334	(5,092,563)	(16,769,752)	(9,628,463)

NET LOSS BEFORE INCOME TAXES	(7,305,954)	(6,095,788)	(19,784,100)	(11,407,519)
INCOME TAX	—	—	—	—

NET LOSS	$(7,305,954)	$(6,095,788)	$(19,784,100)	$(11,407,519)
NET LOSS PER SHARE — BASIC AND DILUTED	$(.52)	$(.46)	$(1.44)	$(.86)
WEIGHTED AVERAGE SHARES — BASIC AND DILUTED	14,026,790	13,317,978	13,742,149	13,264,077

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,784,100)	$(11,407,519)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion, amortization and accretion	7,448,799	2,365,280
Amortization of financing costs and debt discount	8,426,119	3,484,843
Share-based compensation	698,122	919,755
(Gain) loss on sale of assets	(188,616)	1,900
Interest and legal expense added to principal	1,818,240	3,329,349
Unrealized gain on warrant derivative	—	(595,245)
Unrealized loss (gain) on commodity derivative assets	142,636	(522,733)
Realized gain on commodity derivative assets	(80,103)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,423,008)	(453,245)
Accounts receivable due from operator, net	(562,000)	(2,098,899)
Prepaid expenses and other current assets	(8,691)	(250,662)
Other assets	(51,494)	(1,471)
Accounts payable and accrued expenses	47,444	1,646,322
Environmental settlement and related costs	6,600,000	—
Revenue payable	(81,822)	(75,659)

Net cash provided (used) by operating activities	2,001,526	(3,657,984)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	15,259,668	2,625,025
Expenditures for oil and gas properties	(24,064,991)	(23,829,183)
Expenditures for property and equipment	(8,470)	(9,141)

Net cash used by investing activities	(8,813,793)	(21,213,299)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs paid	(4,706,656)	(122,230)
Payments on notes payable	(98,703,469)	(16,212)
Proceeds from notes payable	108,093,750	25,000,000
Stock options exercised	717,064	13,750

Net cash provided by financing activities	5,400,689	24,875,308

NET CHANGE IN CASH	(1,411,578)	4,025

CASH, BEGINNING OF PERIOD	2,727,832	1,009,084

CASH, END OF PERIOD	$1,316,254	$1,013,109

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$8,550,179	$4,482,229
Income taxes	—	—
Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	$3,684,099	$1,112,214
Increase in asset retirement obligation	$37,116	$689
Accrued expenditures for debt financing	$—	$401,625

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Trans Energy, Inc., (“Trans Energy,” “we,” “our,” “us,” or the “Company”), in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures normally included in a full set of financial statements prepared in accordance with GAAP. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and notes thereto included in our December 31, 2013 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

On May 21, 2014 (“Funding Date”), the Company’s wholly-owned subsidiary, American Shale Development Inc. (“American Shale”), entered into a purchase and sale agreement (the “Republic PSA”) with its joint venture partner, Republic Energy Ventures (“Republic”). Under the Republic PSA, for $15 million, American Shale sold (i) an undivided interest across certain of its undeveloped leasehold amounting to approximately 2,239 net acres, (ii) an over-riding royalty interest of 1.5% in certain of its leasehold in Wetzel County, West Virginia, and (iii) an over-riding royalty interest of 1.0% in six (6) wells that are currently being drilled in Marshall County, West Virginia. The consideration was paid in the form of a credit against expenses incurred by Republic on behalf of American Shale. American Shale reserved the right to receive 25% of the net profits earned by Republic on the assets sold by American Shale under the Republic PSA. American Shale has the option to repurchase the undivided interest across all of its undeveloped leasehold, plus the over-riding royalty interest in its Wetzel County leasehold, for $15 million if (i) such payment is made within six (6) months of the Funding Date, or (ii) a purchase and sale agreement that would allow for such repayment by American Shale is signed within such period and the transaction contemplated therein is closed prior to December 31, 2014. The Company has recognized a deferred gain on sale of assets in the current liabilities section of the Condensed Consolidated Balance Sheet in the amount of $6,959,816 because the Company has the option of repurchasing the undivided interest across all of its undeveloped leasehold, plus the overriding royalty interest in its Wetzel County leasehold by December 31, 2014.

Although the deferred gain of $6,959,816 noted above represents a credit on our balance sheet that will never be repaid in cash (i.e., it will either be realized in earnings upon expiration of American Shale’s repurchase option, or will be reclassified back to American Shale’s property balance upon its exercise of the repurchase option), we believe that such amount results in our current ratio not exceeding 1-to-1 as of September 30, 2014, as required by the covenants of our out credit agreement (the “Credit Agreement”) with Morgan Stanley Capital Group Inc. (“Morgan Stanley”), as the administrative agent, and several lenders thereunder (collectively, the “Lenders”).

The Credit Agreement provides that the failure to observe any financial covenant will constitute an event of default, and Morgan Stanley, at the request of the majority Lenders, may terminate the commitments under the Credit Agreement and cause all of the Company’s obligations under the Credit Agreement to immediately become due and payable, upon notice to the Company. The event of default is deemed continuing until waived in writing by the Lenders. The Company has entered into discussions with the Lenders in hopes of obtaining a favorable resolution to the situation. No assurances can be given at this time that the matter will be resolved in a satisfactory manner.

In the event we are unable to obtain a waiver of default from the Lenders, there would be substantial doubt about our ability to continue as a going concern as all outstanding obligations under the Credit Agreement would come due. Consequently, all outstanding obligations under the Credit Agreement as of September 30, 2014 are reflected on the balance sheet as current maturities on long-term debt.

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

Financing Costs

In connection with obtaining the Morgan Stanley financing in May 2014 and subsequent borrowings, we incurred fees and expenses of $4,706,656. These fees and expenses were recorded as financing costs and are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method.

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

Amortization of financing costs for the three months ended September 30, 2014 and 2013 were $555,072 and $369,859, respectively. Amortization of financing costs for the nine months ended September 30, 2014 and 2013 were $905,875 and $701,807, respectively. Our policy is to recognize twelve months of deferred financing costs as a current asset and the remaining balance of deferred financing costs as other assets in the condensed consolidated balance sheets.

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

No impairments were recorded through September 30, 2014 or 2013.

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

The following is a description of the changes to our asset retirement obligations for the nine months ended September 30:

	2014	2013
Asset retirement obligations at beginning of period	$41,440	$28,317
Liabilities incurred during the period	34,116	689
Accretion expense	3,000	2,760

Asset retirement obligations at end of period	$78,556	$31,766

At September 30, 2014 and December 31, 2013, our current portion of the asset retirement obligation was $0.

Income Taxes

At September 30, 2014, the Company had net operating loss carry forwards (“NOLs”) for future years of approximately $65.0 million. These NOLs will expire at various dates through 2033. There is no current tax provision for the three or nine months ended September 30, 2014 due to a net operating loss for the period. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or Alternative Minimum Tax (“AMT”) credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

We have provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

The Company has no material unrecognized tax benefits. No tax penalties or interest expense were accrued as of September 30, 2014 or December 31, 2013 or paid during the periods then ended. We file tax returns in the United States and states in which we have operations and are subject to taxation. Tax years subsequent to 2010 remain open to examination by U.S. federal and state tax jurisdictions, however prior year net operating losses remain open for examination.

Revenue and Cost Recognition

We recognize gas revenues upon delivery of the gas to the customers’ pipeline from our pipelines when recorded as received by the customer’s meter. We recognize oil revenues when pumped and metered by the customer. We use the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no material imbalances as of September 30, 2014 and December 31, 2013. Costs associated with production are expensed in the period incurred.

Revenue payable represents cash received but not yet distributed to third parties.

Transportation revenue is recognized when earned and we have a contractual right to receive payment.

On January 1, 2013, the Company adopted new authoritative accounting guidance issued by the Financial Accounting Standards Board (“FASB”), which enhanced disclosures by requiring an entity to disclose information about netting arrangements, including rights of offset, to enable users of its financial statements to understand the effect of those arrangements on its financial position and provided clarification as to the specific instruments that should be considered in these disclosures. These pronouncements were issued to facilitate comparison between financial statements prepared on the basis of GAAP and International Financial Reporting Standards. These disclosures are effective for annual and interim reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively for all comparative periods presented. See Note 7 – Derivative and Hedging Financial Instruments for tabular presentation of the Company’s gross and net derivative positions.

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

We recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. As a result of stock and option transactions, we recorded total share-based compensation of $214,906 and $283,892 for the three months ended September 30, 2014 and 2013, respectively. We also recorded total share-based compensation of $698,122 and $919,755 for the nine months ended September 30, 2014 and 2013, respectively.

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

NOTE 2 — OPERATIONS

We have incurred net losses for the three months and nine months ended September 30, 2014, of $(7,305,954) and $(19,784,100), respectively. Although our current and prior year-to-date revenues were not sufficient to cover our operating costs and interest expense, we are focusing on drilling Marcellus Shale wells which, based upon projections, are expected to increase our cash flow. If our cash flows from operations are not sufficient to meet liquidity requirements, we may need to sell assets, obtain additional financing or issue equity.

Our net losses and cash flows used in operating and investing activities during the nine months ended September 30, 2014 and 2013 were primarily funded using net proceeds from notes payable to Chambers and Morgan Stanley (see Note 6), in addition to proceeds from the sale of certain oil and gas properties (see Note 5).

NOTE 3 — ACCOUNTS RECEIVABLE DUE FROM DRILLING OPERATOR AND ACCOUNTS PAYABLE DUE TO DRILLING OPERATOR

We have historically been the drilling operator for wells drilled on our behalf and other third parties in which we own a working interest. In 2012, another working interest owner became the drilling operator for wells in which we own a working interest. We owed the drilling operator $6,382,401 and $2,698,302 for charges incurred, but not paid, as of September 30, 2014 and December 31, 2013, respectively. The amount due to the operator reported at September 30, 2014 has been reduced for consideration received from the Republic purchase and sale agreement, which is to be paid in the form of a credit against the expenses incurred by Republic Energy Ventures on behalf of American Shale (see Note 5). The amount due to the operator reported at September 30, 2014 and December 31, 2013, is net of a $372,943 and $637,667 credit respectively, related to a refund of prior drilling costs previously invoiced to America Shale for wells we are not participating in as well as intercompany charges related to employee salary reimbursements, travel expenses, and lease costs. The accounts receivable from drilling operator reflects invoices related to reimbursable expenses.

NOTE 4 — OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the three months ended September 30, 2014 and 2013 were $8,056,902 and $12,249,585, respectively. Total additions for oil and gas properties for the nine months ended September 30, 2014 and 2013 were $24,064,991 and $24,942,086, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $2,511,970 and $962,089 for the three months ended September 30, 2014 and 2013, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $6,750,318 and $2,296,046 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 5 — SALE OF OIL AND GAS PROPERTIES

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

On December 13, 2013, the Company and Republic closed a transaction pursuant to a Purchase and Sale Agreement (the “PSA”) dated September 30, 2013. The Company owned 1,114.8 lease acres of the total 4,650 lease acres and leasehold working interests in certain partially completed well sites, located in Tyler County, West Virginia. At closing, the Company received cash of approximately $10.6 million of the total purchase price of $36.3 million, net of holdback. A total of 118.6 lease acres were excluded from the sale (39.8 lease acres net to the Company) due to incurable title defects. An additional 135.5 lease acres (30.7 lease acres net to the Company) were excluded from the sale due to curable title defects, which were cured and an additional $0.2 million was due and payable to the Company, as of December 31, 2013, per the terms of the PSA. In February 2014, the Company received $489,608 related to curable title defects. The proceeds were applied to a receivable of $230,064 recorded at December 31, 2013. The remaining $259,544 is reported, net of expenses, as gain on sale of assets for the period ended September 30, 2014.

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

NOTE 6 — ENVIRONMENTAL SETTLEMENT AND RELATED COSTS

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

On August 25, 2014, Trans Energy entered into a civil Consent Decree with the EPA with respect to the CWA Matter and related issues that were discovered based upon an internal audit. Fines associated with the Consent Decree amount to $3,000,000.

As part of the Consent Decree, Trans Energy is required to perform certain restoration activities at affected pond, well pad and access roads at multiple sites. We have preliminarily estimated the cost of early components of restoration over all the sites involved to be an additional $3,000,000, net to Trans Energy. Overall costs may range as high as $9,000,000. The restoration will be performed during the 2015, 2016 and 2017 construction seasons. Our estimate of costs to us will be refined, and may increase or decrease as we submit work plans to the EPA for approval to perform these restoration activities. Additionally, we are exploring avenues to offset some costs to the extent they are reimbursable through our joint venture agreements and the purchase or trading of wetland credits.

On October 1, 2014, Trans Energy, Inc. pleaded guilty to three misdemeanor charges related to Unauthorized Discharge into a Water of the United States in violation of the Clean Water Act. In connection with this plea, the Company agreed to pay a $600,000 fine and was placed on probation for a period of two years. This fine was consistent with the amount the Company anticipated as disclosed in the Form 8-K filed September 3, 2014, that described the civil settlement reached with the Environmental Protection Agency (“EPA”).

As a result of this plea and the previously disclosed settlement agreement, all civil and criminal matters arising out of the EPA’s investigation and complaints arising out of the ponds in Marshall and Wetzel Counties West Virginia have been resolved.

NOTE 7 — NOTES PAYABLE

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

The ASD Credit Agreement was originally for a notional amount of $50 million, which was received at closing net of a $3 million Original Issue Discount (“OID”) and a $50,000 administrative fee due annually. These OID costs were netted against notes payable and were being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. For the nine months ended September 30, 2014 and 2013, $1,189,400 and $794,118 of the OID was amortized as interest expense, respectively.

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

The Termination Fee Liability was recorded on the Company’s condensed consolidated balance sheet as an addition to the related debt balance, offset by an equal debt discount of $6.8 million (the “Termination Fee Debt Discount”). The Termination Fee Debt Discount was being amortized to interest expense through the expected payment date of February 28, 2015; however, such amortization was accelerated upon payment of the Termination Fee in conjunction with the Morgan Stanley financing as detailed below. At repayment of the loan the Termination Fee was computed to be $9,077,778. For the three and nine months ended September 30, 2014, the Company recorded $0 and $3,940,689 of amortization related to the Termination Fee.

During the three and nine months ended September 30, 2014, the Company recorded interest expense of $0 and $1,115,280 related to the amortization of the Termination Fee Debt Discount.

The A&R Credit Agreement included a contingent interest provision that added 1% of the outstanding principal amount of the loan to the loan balance for any quarter in which American Shale’s Consolidated Leverage Ratio exceeds certain levels, as defined in the ASD Credit Agreement. American Shale’s Consolidated Leverage Ratio exceeded the allowed level at September 30, 2012, and quarterly thereafter. Therefore, the contingent interest provision had been applied and $1,149,969 and $2,030,050 was added to the principal balance and interest expense in 2014 (through the date of the repayment) and September 30, 2013, respectively.

For the months of August, September, and October 2013, Chambers amended the ASD Credit Agreement to add the interest due during those months to the principal balance of the loan. In addition, $375,000 was added to the principal balance of the loan in connection with this amendment. The $375,000 was being amortized over the three month period. August, September and October 2013 interest of $2,186,038 was added to the principal balance of the loan.

On December 20, 3013, American Shale amended the A&R Credit Agreement to increase the principal amount of the borrowings by $7.5 million to pay a portion of the cost to purchase an outstanding warrant held by Chambers (See Note 7). There were no other changes to the terms of the loan. The additional funds were received December 20, 2013.

On May 21, 2014, our wholly owned subsidiary, American Shale, entered into a credit agreement (hereafter the “Credit Agreement”) by and among American Shale, several lenders (the “Lenders”), and Morgan Stanley Capital Group Inc. as the administrative agent (“Agent “). Trans Energy is a guarantor of the Credit Agreement as is Prima, another of our wholly owned subsidiaries. The Credit Agreement provides that the Lenders will lend American Shale up to $200 million, including an initial draw of $102.5 million plus a PIK fee of $593,750, a contingent committed amount of $47.5 million and an uncommitted amount of $50 million (the “Loans”). The initial draw under the facility was used primarily to repay all of the outstanding debt under the A&R Credit Agreement with Chambers, as well as to fund certain fees and expenses incurred in connection with the Credit Agreement (collectively, the Morgan Stanley Financing).

The Loans will initially bear interest at a per annum rate equal to 9% plus the greater of 1% or LIBOR, for a three month interest period. The interest rate will be automatically lowered if American Shale improves the ratio of the value of its proved developed producing (“PDP PV9”) properties to its funded debt, less cash and other liquid assets, as further defined under the Credit Agreement (the “Net Debt Ratio”). Upon the occurrence of certain events of default, the loans will bear interest at an additional 2% per annum above the initial rate, and with respect to other events of default, may bear interest at the higher default rate. Interest will be due and payable monthly in arrears. During the three months ending September 30,2014, the Company recorded interest expense of $1,145,486 related to the Credit Agreement.

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

On the Funding Date, American Shale also entered into a Net Profits Interest Agreement (the “NPI Agreement”) with the Agent. The NPI Agreement provides that subsequent to the repayment of the Loans, American Shale will pay a net profits interest to the Agent (the “NPI”). The NPI is to be calculated based on production revenues less certain expenditures, including operating costs, general and administrative expenses, interest and capital expenditures. The amount of interest expense and general and administrative expenses that can be charged are limited based on the amounts that were previously expensed prior to repayment of the Loans. The NPI is earned based on amounts borrowed under the Credit Agreement. As of the Funding Date, a NPI of 6.5% of the net profits, as defined under the NPI Agreement, has been earned. The Agent will earn up to an additional 2.5% of the net profits pro rata for any subsequent borrowing by American Shale under the $47.5 million contingent commitment. At June 30, 2014, the company recorded a discount related to the NPI of $3,339,376 on proved property and $733,034 on unproved property. The total value recorded as a discount on loan payable related to the NPI is $4,072,410. For the three months ended September 30, 2014, the company recorded accretion of the discount related to the NPI in the amount of $296,175 which is computed using the straight line method over the life of the loan, which approximates the effective interest method.

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

On August 20, 2014, American Shale made a $5 million draw in accordance with the Credit Agreement.

The following table summarizes the components of total debt recorded on the Company’s consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASD Credit Agreement	$—	$50,000,000
Unamortized Original Issuance Discount - ASD	—	(1,235,294)
PIK Contingent Interest Expense	—	2,530,050
A&R Credit Agreement-February 2013	—	25,000,000
Termination Fee – A&R	—	6,784,626
Termination Fee Debt Discount – A&R	—	(3,940,659)
PIK Interest Fee-ASD	—	375,000
PIK Interest – A&R	—	2,186,037
A&R Credit Agreement -December 2013	—	7,500,000
Other loans - related party	—	205,314
Other loans - vehicles	8,189	19,239
ASD Credit Agreement - Morgan Stanley Tranche A	107,500,000	—
ASD Credit Agreement - Morgan Stanley PIK Fee	593,750	—
ASD Credit Agreement - Morgan Stanley NPI	(3,776,235)	—

Total debt	$104,325,704	$89,424,313

NOTE 8 — DERIVATIVE AND HEDGING FINANCIAL INSTRUMENTS

On May 9, 2013 our subsidiary, American Shale, entered into costless collars (“BP Hedge”) covering approximately 85% of its expected natural gas production from wells that were considered proved developed producing (“PDP”) as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The costless collars consist of long put options (floor) with a strike price of $4.00 per MMBtu and offsetting short calls (ceiling) with a strike price of $4.28 per MMBtu. The aforementioned volumes are hedged beginning with the June 2013 contract and ending with the April 2015 contract. A total of 1.6 MMBtu is hedged over this period, with monthly volumes declining from a high of approximately 207,000 MMBtu in June 2013 to 113,000 MMBtu in April 2015. The fair value of these commodity contracts was $32,174 and $(125,773) at September 30, 2014 and December 31, 2013, respectively.

On May 21, 2014 American Shale, entered into fixed price hedges (“Morgan Stanley Fixed I”) covering approximately 90% of its expected natural gas production from PDP wells as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The hedges consist of long put options (floor) with strike prices ranging between $4.38 per MMBtu to $4.06 per MMBtu. The hedges begin with the June 2014 contract and end with the December 2018 contract. A total of 13,932,171 MMBtu is hedged over this period, with monthly volumes declining from a high of 444,534 MMBtu in July 2014 to 171,940 MMBtu in November 2018. The fair value of these commodity contracts was $577,585 at September 30, 2014.

On August 20, 2014 American Shale, entered into fixed price hedges (“Morgan Stanley Fixed II”) covering approximately 90% of its expected natural gas production from PDP wells as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The hedges consist of long put options (floor) with a fixed strike price of $3.92 per MMBtu. The hedges begin with the September 2014 contract and end with the December 2018 contract. A total of 10,499,038 MMBtu is hedged over this period, with monthly volumes declining from a high of 326,700 MMBtu in January 2015 to 33,200 MMBtu in November 2014. The fair value of these commodity contracts was $(878,168) at September 30, 2014.

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

The following tables summarize the approximate volumes and average contract prices of contracts the Company had in place for gas collars and gas hedges as of September 30, 2014:

Contract Period of BP Hedge	Volumes	Weighted- Average Floor Price	Weighted- Average Ceiling Price
	(MMBtu)	(per MMBtu)	(per MMBtu)
2014	371,808	$4.00	$4.28
2015	464,825	$4.00	$4.28

All gas collars*	836,633

*	Gas collars are comprised of IF Henry Hub (100%).

Contract Period of Morgan Stanley Fixed I	Volumes	Weighted- Average Fixed Price
	(MMBtu)	(per MMBtu)
2014	971,987	$4.38
2015	3,581,893	$4.11
2016	3,058,358	$4.06
2017	2,528,996	$4.16
2018	2,193,294	$4.29

All gas hedges*	12,334,528

*	Gas hedges are comprised of IF Henry Hub (100%).

Contract Period of Morgan Stanley Fixed II	Volumes	Weighted- Average Fixed Price
	(MMBtu)	(per MMBtu)
2014	586,700	$3.92
2015	2,249,200	$3.92
2016	2,887,048	$3.92
2017	2,528,996	$3.92
2018	2,193,294	$3.92

All gas hedges*	10,445,238

*	Gas hedges are comprised of IF Henry Hub (100%).

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

On December 20, 2013, American Shale entered into an agreement with the holders of all of its outstanding warrants whereby American Shale agreed to purchase the warrants from the holders for $9 million. The proceeds from the increased borrowings under the A&R Credit Agreement were used to partially fund the purchase of the warrants from the holders.

The following tables detail the fair value of derivatives recorded in the accompanying balance sheets, by category:

	As of September 30, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Commodity derivative	Current assets	$780,148	Current liabilities	$217,451
Commodity derivative	Noncurrent assets	—	Noncurrent liabilities	831,106

		$780,148		$1,048,557

	As of December 31, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Commodity derivative	Current assets	$—	Current liabilities	$58,176
Commodity derivative	Noncurrent assets	—	Noncurrent liabilities	67,597

		$—		$125,773

The table below summarizes the realized and unrealized gains and losses related to our derivative instruments for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized gains (loss) on commodity derivative	$530,150	$237,419	$80,103	$237,419
Change in fair value of commodity derivative	2,432,946	(136,623)	(142,636)	522,733
Change in fair value of warrant derivative liability	—	3,806	—	595,245

Total realized and unrealized gains (loss) recorded	$2,963,096	$104,602	$(62,533)	$1,355,397

These realized and unrealized gains and losses are recorded in the accompanying unaudited condensed consolidated statements of operations as derivative gains (losses).

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The valuation policies are determined by the principal financial officer and are approved by the President. Fair value measurements are discussed with the Company’s audit committee, as deemed appropriate. Each quarter, the inputs used in the fair value calculations are updated and management reviews the changes from period to period for reasonableness. The Company has consistently applied the valuation techniques discussed below in all periods presented.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by level within the fair value hierarchy

	Level 1	Level 2	Level 3	Total
September 30, 2014
ASSETS:
Commodity contracts	—	$780,148	—	$780,148
LIABILITIES:
Commodity contracts	—	$1,048,557	—	$1,048,557

December 31, 2013
ASSETS:
Commodity contracts	—	—	—	—
LIABILITIES:
Commodity contracts	—	$125,773	—	$125,773

We use Level 2 inputs to measure the fair value of gas commodity collar derivatives. Level 2 assets consist of commodity derivative assets and liabilities (See Note 7 – Derivative and Hedging Financial Instruments). The fair value of the commodity derivative assets and liabilities is estimated by the Company using the income valuation techniques utilizing the income approach and an option pricing model, which take into account notional quantities, market volatility, market prices, contract parameters, counterparty credit risk and discount rates based on published LIBOR rates. The Company validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets. Assumed credit risk adjustments, based on published credit ratings, public bond yield spreads and credit default swap spreads, are applied to the Company’s commodity derivatives.

As of December 31, 2012, the Company’s warrant derivative financial instrument issued as a part of the ASD Credit Agreement were comprised of the warrants issued by the Company to purchase 19,500 shares of common stock with a put option (See Note 7—Derivative and Hedging Financial Instruments). The warrants were valued by third parties using a binomial lattice-based valuation model and were classified as Level 3 in the fair value hierarchy. The lattice-based valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that were necessary to measure the fair value of these instruments. The Company uses data from its peers as well as from external sources in the determination of the volatility and risk free interest rates used in the fair value calculations. A sensitivity analysis is performed as well to determine the impact of the inputs on the ending fair value estimate. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument due to both internal and external market factors. In addition, option-based techniques are highly sensitive to volatility assumptions. An increase in the volatility would cause an increase in the fair value of the warrants. Likewise, a decrease in the volatility would cause a decrease in the value of the Warrants.

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	September 30, 2014	September 30, 2013
Balance as of beginning of period	$—	$(2,216,839)
Total realized and unrealized gains (losses)
Included in earnings	—	3,806
Issuances	—	—
Settlements	—	—
Transfers in and out of Level 3	—	—

Balance as of September 30	$—	$(2,213,033)

Change in unrealized gains included in earnings Relating to instruments still held as of September 30	$—	$(3,806)

NOTE 10 — STOCKHOLDERS’ EQUITY

In August 2014, Trans Energy issued 400,000 shares of common stock to William F. Woodburn, a related party, for the exercise of options at a price of $0.65 per share.

In August 2014, Trans Energy issued 190,000 shares of common stock to Loren E. Bagley, a related party, for the exercise of options at a price of $0.65 per share.

In August 2014, Trans Energy issued 75,000 shares of common stock to Mark D. Woodburn, a related party, for the exercise of options at a price of $0.65 per share.

In August 2014, Trans Energy issued 10,000 shares of common stock to Brett Greene, a related party, for the exercise of options at a price of $0.65 per share.

In August 2014, Trans Energy issued 20,998 shares of common stock to Jordan Corp, a related party, in a cashless exercise of options at a price of $0.65 per share.

In August 2014, Trans Energy issued 62,963 shares of common stock to John G. Corp, a related party, in a cashless exercise of options at a price of $0.65 per share.

In April 2014, we granted 21,000 shares of stock to three employees under the long-term incentive bonus program. The 21,000 shares are not performance based and vest semi-annually over a three year period. The 21,000 shares were valued at $3.80 per share of common stock using the fair value of the common stock at the date of grant and the fair value will be amortized to compensation expense semi-annually over three years.

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

As a result of the above stock and option transactions, we recorded total stock-based compensation of $214,906 and $283,892 for the three months ended September 30, 2014 and 2013, respectively and $698,122 and $919,755 for the nine months ended September 30, 2014 and 2013, respectively.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2012	3,640,324	$1.76	2.69 Years	$6,406,970
Granted	446,000	$2.61
Exercised	(30,500)	$2.67
Forfeited	(10,500)	$2.35
Expired	—	—

Outstanding December 31, 2013	4,045,324	$1.85	2.05 Years	$7,483,849
Granted	252,000	$3.80
Exercised	(938,331)	$0.78
Forfeited	(14,000)	$2.43
Expired	—	—

Outstanding September 30, 2014	3,344,993	$2.01	1.79 Years	$6,723,438
Exercisable at September 30, 2014	3,023,329	$2.09		$6,318,758
Unvested at September 30, 2014	321,664

NOTE 11 — EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income (loss) per share of common stock includes both vested and unvested shares of restricted stock. Diluted net income (loss) per common share of stock is computed by dividing net income by the diluted weighted-average common shares outstanding. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three and nine month periods ended September 30, 2014 and 2013, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

As of September 30 2014, potentially dilutive securities included (i) 49,500 unvested shares of restricted common stock and (ii) 3,344,994 in-the-money outstanding options.

NOTE 12 — BUSINESS SEGMENTS

Our principal operations consist of exploration and production through Trans Energy, American Shale and Prima, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning our operations in different segments is as follows:

	For the Three Months Ended September 30	Exploration and Production	Pipeline Transmission	Corporate	Total
Revenue	2014	$6,667,618	$44,256	$63,407	$6,775,281
	2013	4,343,739	35,203	25,801	4,404,743
Income (Loss) from operations	2014	368,873	(21,715)	(7,713,446)	(7,366,288)
	2013	862,737	(10,376)	(1,855,586)	(1,003,225)
Interest expense	2014	2,901,745	—	1,567	2,903,312
	2013	5,200,033	—	595	5,200,628
Depreciation, depletion, amortization and accretion	2014	3,087,854	250	—	3,088,104
	2013	986,393	277	—	986,670
Property and equipment acquisitions, including oil and gas properties	2014	8,056,902	—	6,383	8,063,285
	2013	12,242,765	10,000	—	12,252,765

	For the Nine Months Ended September 30	Exploration and Production	Pipeline Transmission	Corporate	Total
Revenue	2014	$24,816,633	$121,875	$69,840	$25,008,348
	2013	12,559,344	97,093	28,790	12,685,227
Income (Loss) from operations	2014	7,667,821	7,141	(10,689,310)	(3,014,348)
	2013	2,900,923	21,153	(4,701,132)	(1,779,056)
Interest expense	2014	16,703,108	—	6,156	16,709,264
	2013	10,995,490	—	6,512	11,002,002
Depreciation, depletion, amortization and accretion	2014	7,447,943	856	—	7,448,799
	2013	2,364,950	330	—	2,365,280
Property and equipment acquisitions, including oil and gas properties	2014	24,064,991	—	8,470	24,073,461
	2013	24,942,086	10,000	—	24,952,086
Total assets, net of intercompany accounts:
September 30, 2014		103,597,410	14,670	—	103,612,080
December 31, 2013		90,098,192	17,129	—	90,115,321

Property and equipment acquisitions include accrued amounts and reclassifications.

NOTE 13 — RELATED PARTY TRANSACTIONS

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

During 2013 and 2014, the Company has conducted business with two companies owned by Clarence E. Smith. Work was awarded the companies after bids were sought and reviewed. The amount of payments total $48,000 and $48,000 for 2013 and 2014, respectively.

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

We intend to focus our development and exploration efforts in our West Virginia properties and utilize our attractive opportunities to expand our reserve base through continuing to drill higher risk/higher reward exploratory and development drilling in the Marcellus Shale for 2014 and beyond. We will evaluate our properties on a continuous basis in order to optimize our existing asset base. We plan to employ the latest drilling, completion, and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells. We believe that our extensive acreage position will allow us to grow through high risk drilling in the near term.

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

Results of Operations

Three months ended September 30, 2014 compared to September 30, 2013

The following table sets forth the relationship of total revenues of principal items contained in our Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013.

	Three months ended September 30,
	2014	2013
Total revenues	$6,775,281	$4,404,743
Total costs and expenses	(14,123,089)	(5,414,855)
Gain (loss) on sale of assets	(18,480)	6,887

Income from operations	(7,366,288)	(1,003,225)
Other expenses, net	60,334	(5,092,563)
Income tax	—	—

Net loss	$(7,305,954)	$(6,095,788)

The following table is a summary of revenues, volumes, and pricing for the three months ended September 30, 2014 and 2013.

Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

	Three Months Ended
	September 30,		Increase/
	2014	2013	(Decrease)
Natural gas sales	$5,217,908	$3,541,101	$1,676,807	47.4%
Oil sales	$20,119	$17,277	$2,842	16.4%
Natural gas liquid sales	$1,429,591	$785,361	$644,230	82.0%

Total Oil & Gas Sales	$6,667,618	$4,343,739	$2,323,879	53.5%
Transportation and other revenue	$107,663	$61,004	$46,659	76.5%

Total revenue	$6,775,281	$4,404,743	$2,370,538	53.8%
Net Production
Natural gas sales (MCF)	1,751,042	958,706	792,336	82.6%
Oil sales (Bbls)	250	193	57	29.5%
Natural gas liquids (gallons)	1,613,096	1,061,830	551,266	51.9%
Natural Gas Equivalent (MCFe)	1,982,984	1,111,554	871,429	78.4%
Average Sales Price per Unit
Natural Gas (MCF)	$2.98	$3.69	$(0.71)	-19.2%
Oil(Bbl)	$80.48	$89.52	$(9.04)	-10.1%
Natural gas liquids (gallons)	$.89	$0.74	$0.15	20.3%
Natural Gas Equivalent (MCFe)	$3.36	$3.91	$(0.55)	-14.1%

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Three Months Ended September 30,
	2014	2013
Costs and Expenses Per MCFE of Production:
Production Expenses	$1.41	$2.39
Production Taxes	0.25	0.12
G&A Expenses (Excluding Share-Based Compensation)	3.79	1.21
Non-Cash Shared-Based Compensation	0.14	0.26
Depletion of Oil and Natural Gas Properties	1.45	0.87
Impairment of Oil and Natural Gas Properties	—	—
Depreciation and Amortization	0.10	0.02
Accretion of Discount on Asset Retirement Obligation	—	—

Total revenues increased primarily due to an increase in natural gas and oil production volumes despite a decrease in natural gas and natural gas liquid (NGL) prices. The increase in natural gas and oil volumes was the result of recently drilled wells put into production. For the three months ended September 30, 2014 and 2013, respectively, we had 30 gross wells and 12.18 net wells compared to 22 gross wells and 9.13 net wells.

Production costs increased $463,059 or 17% for the three months ended September 30, 2014 as compared to the same period for 2013, primarily due to an increase in natural gas liquid transportation and processing fees associated with the increased production in 2014.

Depreciation, depletion, amortization and accretion expense increase by $2,101,434 or 213% for the three months ended September 30, 2014 compared to the same period for 2013, primarily due to the increased production volumes and lower year end reserves.

Environmental settlement and related costs increased $6,600,000 or 100% due to the settlement related to the Clean Water Act.

Selling, general and administrative expense decreased $456,259 or 28% for the three months ended September 30, 2014 as compared to the same period for 2013, primarily due to a decrease in legal fees.

Interest expense decreased $2,297,316 or 44% for the three months ended September 30, 2014 as compared to the same period for 2013 due to no contingent interest due to the payoff of the Chambers loan and a lower interest rate on the new Morgan Stanley loan. Stated interest rate was 10% on the Morgan Stanley loan in 2014 compared to 11% on the Chambers loan in 2013. For the three months ended September 30, 2014 the average loan balance was $104,276,956 compared to $77,006,006 for the same period in 2013.

Gain on warrant derivative for the three months ended September 30, 2014 was $0 as compared to a gain of $3,806 for the same period last year. This represents the change in value of the put option associated with our warrant derivative liability. The warrant was repurchased in December 2013.

Gain on commodity derivative for the three months ended September 30, 2014 was $2,963,096 as compared to a gain of $100,796 for the same period last year. This represents the increase in the fair value of the gas hedges that were entered into in connection with the Morgan Stanley financing.

Net loss for the three months ended September 30, 2014 was $7,305,954 compared to a net loss of $6,095,788 for the same period of 2013. The increase in net loss is due primarily to an increase in selling, general and administrative expense.

Nine months ended September 30, 2014 compared to September 30, 2013

The following table sets forth the relationship of total revenues of principal items contained in our Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014 and 2013.

	Nine months ended September 30,
	2014	2013
Total revenues	$25,008,348	$12,685,227
Total costs and expenses	(28,211,312)	(14,462,383)
Gain (loss) on sale of assets	188,616	(1,900)

Income (loss) from operations	(3,014,348)	(1,779,056)
Other expenses, net	(16,769,752)	(9,628,463)
Income tax	—	—

Net loss	$(19,784,100)	$(11,407,519)

The following table is a summary of revenues, volumes, and pricing for the nine months ended September 30, 2014 and 2013.

Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

	Nine Months Ended
	September 30,		Increase/
	2014	2013	(Decrease)
Natural gas sales	$20,982,334	$10,142,664	$10,839,670	106.9%
Oil sales	$148,209	$125,180	$23,029	18.4%
Natural gas liquid sales	$3,686,090	$2,291,500	$1,394,590	60.9%

Total Oil & Gas Sales	$24,816,633	$12,559,344	$12,257,289	97.6%
Transportation and other revenue	$191,715	$125,883	$65,832	52.3%

Total revenue	$25,008,348	$12,685,227	$12,323,121	97.1%
Net Production
Natural gas sales (MCF)	4,839,952	2,499,111	2,340,841	93.7%
Oil sales (Bbls)	1,865	1,451	414	28.5%
Natural gas liquids (gallons)	3,701,491	3,143,936	557,555	17.7%
Natural Gas Equivalent ( MCFe)	5,379,928	2,956,951	2,422,977	81.9%
Average Sales Price per Unit
Natural Gas (MCF)	$4.34	$4.06	$0.28	6.9%
Oil(Bbl)	$79.46	$86.27	$(6.81)	-7.9%
Natural gas liquids (gallons)	$1.00	$0.73	$0.27	37.0%
Natural Gas Equivalent (MCFe)	$4.61	$4.25	$0.36	8.5%

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Nine Months Ended September 30,
	2014	2013
Costs and Expenses Per MCFE of Production:
Production Expenses	$1.58	$0.57
Production Taxes	0.29	0.37
G&A Expenses (Excluding Share-Based Compensation)	1.87	1.29
Non-Cash Shared-Based Compensation	0.13	0.31
Depletion of Oil and Natural Gas Properties	1.34	0.78
Impairment of Oil and Natural Gas Properties	—	—
Depreciation and Amortization	0.05	0.02
Accretion of Discount on Asset Retirement Obligation	—	—

Total revenues increased primarily due to an increase in natural gas, oil, and natural gas liquid (NGL) production volumes as well as an increase in natural gas and natural gas liquid (NGL) prices. The increase in natural gas, oil, and natural gas liquid (NGL) volumes was the result of recently drilled wells put into production. For the nine months ended September 30, 2014 and 2013, respectively, we had 30 gross wells and 12.18 net wells compared to 22 gross wells and 9.13 net wells.

Production costs increased $2,639,800 or 36% for the nine months ended September 30, 2014 as compared to the same period for 2013, primarily due to an increase in natural gas liquid transportation and processing fees associated with the increased production in 2014 and higher ad valorem taxes.

Depreciation, depletion, amortization and accretion expense increase by $5,083,519 or 215% for the nine months ended September 30, 2014 compared to the same period for 2013, primarily due to the increased production volumes and lower year end reserves.

Environmental settlement and related costs increased $6,600,000 or 100% due to the settlement related to the Clean Water Act.

Selling, general and administrative expense decreased $574,390 or 12% for the nine months ended September 30, 2014 as compared to the same period for 2013, primarily due to a decrease in legal and professional fees.

Interest expense increased $5,707,262 or 52% for the nine months ended September 30, 2014 as compared to the same period for 2013 due to recording a termination fee of $3,104,200 related to the A&R Credit Agreement, amortization of debt discount in the amount of $2,825,379 and higher contingent interest due to the higher Chambers loan balance in 2014. Stated interest rate was 11% for both periods until refinancing occurred, then the interest rate for the new loan in 2014 was 10%. For the nine months ended September 30, 2014 the average loan balance was $96,598,429 compared to $70,942,773 for the same period in 2013.

Gain on warrant derivative for the nine months ended September 30, 2014 was $0 as compared to a gain of $595,245 for the same period last year. This represents the change in value of the put option associated with our warrant derivative liability. The warrant was repurchased in December 2013.

Loss on commodity derivative for the nine months ended September 30, 2014 was $62,533. This represents the decrease in the fair value of our gas hedges.

Net loss for the nine months ended September 30, 2014 was $19,784,100 compared to a net loss of $11,407,519 for the same period of 2013. This increase in net loss is due primarily to an increase in interest expense, an increase in selling, general and administrative expenses, and the loss on commodity derivatives.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with borrowed funds and the proceeds of acreage sales. At September 30, 2014, we had negative working capital of $10,313,265 compared to positive working capital of $65,897 at December 31, 2013. The decrease in working capital is primarily due to an increase in environmental settlement and related costs, accounts receivable trade and an increase in accounts payable to drilling operator.

During the first nine months of 2014, net cash provided by operating activities was $2,001,526 compared to net cash used of $3,657,984 for the same period of 2013. This increase in cash flow from operations was primarily due to higher production volumes and higher commodity prices, which were partially offset by an increase in environmental settlement and related costs.

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

During the first nine months of 2014, net cash used by investing activities was $8,813,793 compared to net cash used of $21,213,299 in the same period in 2013. The change was due to higher capital expenditures in 2014 that were offset by greater proceeds from the sale of assets in 2014.

During the first nine months of 2014, net cash provided by financing activities was $5,400,689 compared to net cash provided of $24,875,308 for the same period in 2013. This change was due to the fact that we increased our loan balance by a larger amount in the first six months of 2013 than in the comparable period in 2014.

We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Marshall, Marion, and Wetzel counties in West Virginia, and additional borrowings.

As discussed in Note 1 to our Financial Statements, we determined that we did not meet the Current Ratio as required by the financial covenants in the Credit Agreement for the quarters ended September 30, 2014. As a result, we have triggered an event of default under the Credit Agreement, and Morgan Stanley, at the request of the majority Lenders, may terminate the commitments under the Credit Agreement and cause all of our obligations under the Credit Agreement to immediately become due and payable, upon notice to the Company. The event of default is deemed continuing until waived in writing by the Lenders. We have entered into discussions with the Lenders in hopes of obtaining a favorable resolution to the situation.

As we are no longer in compliance with the financial covenant of the Credit Agreement, additional borrowings may not permitted, and the outstanding loans may become due and payable upon notice to us by Morgan Stanley. Absent relief from the Lenders, the restructuring of all of the indebtedness under the Credit Agreement or the emergence of a new lender, our ability to meet our obligations in due course is threatened. Without additional borrowings under our Credit Agreement, we may be forced to further curtail existing operations, reduce or delay capital expenditures or sell assets to meet our operating and debt service obligations, and we may be forced to take other actions, including a restructuring of our existing indebtedness and capital structure to address our ongoing liquidity issues. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows or other sources of capital sufficient to repay or refinance our indebtedness, continue our operations and fund our long-term capital needs. There can be no assurance that the Company will be able to resolve the default under our Credit Agreement, to engage in a strategic transaction, sell properties or realize enough proceeds from the sale of our properties in order to fund operations or to resolve the Company’s liquidity issues.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On August 25, 2014, Trans Energy entered into a civil Consent Decree with the EPA with respect to the CWA Matter and related issues that were discovered based upon an internal audit. Fines associated with the Consent Decree amount to $3,000,000.

As part of the Consent Decree, Trans Energy is required to perform certain restoration activities at affected pond, well pad and access roads at multiple sites. We have preliminarily estimated the cost of early components of restoration over all the sites involved to be an additional $3,000,000, net to Trans Energy. Overall costs may range as high as $9,000,000. The restoration will be performed during the 2015, 2016 and 2017 construction seasons. Our estimate of costs to us will be refined, and may increase or decrease as we submit work plans to the EPA for approval to perform these restoration activities. Additionally, we are exploring avenues to offset some costs to the extent they are reimbursable through our joint venture agreements and the purchase or trading of wetland credits.

On October 1, 2014, Trans Energy, Inc. pleaded guilty to three misdemeanor charges related to Unauthorized Discharge into a Water of the United States in violation of the Clean Water Act. In connection with this plea, the Company agreed to pay a $600,000 fine and was placed on probation for a period of two years. This fine was consistent with the amount the Company anticipated as disclosed in the Form 8-K filed September 3, 2014, that described the civil settlement reached with the Environmental Protection Agency (“EPA”).

As a result of this plea and the previously disclosed settlement agreement, all civil and criminal matters arising out of the EPA’s investigation and complaints arising out of the ponds in Marshall and Wetzel Counties West Virginia have been resolved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2014, we granted 21,000 shares of stock to three employees under the long-term incentive bonus program. These shares were issued in a transaction not constituting a public offering as provided in Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item  5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

Date: November 19, 2014	By	/s/ JOHN G. CORP
JOHN G. CORP
Principal Executive Officer

Date: November 19, 2014	By	/s/ MICHAEL R. GUZZETTA
MICHAEL R. GUZZETTA
Treasurer