Form 10-Q/A
period 2014-09-30
TRANS ENERGY INC
filed 2015-01-09
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2014
Common Stock, $0.001 par value	14,404,260

EXPLANATORY NOTE

We are filing this amendment to our quarterly report on Form 10-Q for the quarter ended September 30, 2014, filed on November 19, 2014, to correct a calculation error in reporting Total long-term liabilities and Total liabilities on the Condensed Consolidated Balance Sheets at September 30, 2014.

Significant changes include the following:

•	Total long-term liabilities have been revised, due to a typographical error, from $108,227,177 to $3,909,662.

•	Total liabilities have been revised, due to a typographical error, from $3,909,662 to $130,219,718.

•	Revisions

•	Exhibits 31.1 & 31.2- revised to reflect the current date.

•	Exhibit 32- revised to reflect the current date.

•	Exhibit 101 - Supplemental Disclosure For Cash Flow Information. The abstract and detail tag for ‘Interest’ amounts disclosed under the ‘Supplemental Disclosure for CF Information’ header have been added.

•	Exhibit 101 - Note 1 - Basis Of Financial Statement Presentation And Significant Accounting Policies - Additional Information. The calendar has been updated to 1 Month Ended Jan 31, 2013.

No attempt has been made in this Amendment No. 1 on Form 10-Q/A to modify or update the other disclosures presented in the Form 10-Q. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

Unaudited

	September 30, 2014	December 31, 2013
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$359,836	$632,795
Accounts payable due to drilling operator	6,382,401	2,698,302
Accounts payable, related party	1,500	1,500
Accrued expenses	4,418,063	5,302,816
Deferred gain on sale of assets	6,959,817	—
Environmental settlement and related costs	3,600,000	—
Revenue payable	45,284	127,106
Commodity derivative liability	217,451	58,176
Notes payable — current	104,325,704	14,897
Notes payable, related party		205,314

Total current liabilities	126,310,056	9,040,906
LONG-TERM LIABILITIES
Notes payable, net	0	89,204,102
Environmental settlement and related costs	3,000,000	—
Asset retirement obligations	78,556	41,440
Commodity derivative liability	831,106	67,597

Total long-term liabilities	3,909,662	89,313,139

Total liabilities	130,219,718	98,354,045
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value; 14,406,260 and 13,457,978 shares issued, respectively, and 14,404,260 and 13,455,978 shares outstanding, respectively	14,406	13,458
Additional paid-in capital	43,970,530	42,556,292
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(70,590,624)	(50,806,524)

Total stockholders’ equity (deficit)	(26,607,638)	(8,238,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,612,080	$90,115,321

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES
Oil and gas sales	$6,667,618	$4,343,739	$24,816,633	$12,559,344
Gas transportation, gathering, and processing	44,256	35,203	121,875	97,093
Other income	63,407	25,801	69,840	28,790

Total operating revenues	6,775,281	4,404,743	25,008,348	12,685,227
OPERATING COSTS AND EXPENSES
Production costs	3,258,132	2,795,073	10,003,364	7,363,564
Depreciation, depletion, amortization and accretion	3,088,104	986,670	7,448,799	2,365,280
Environmental settlement and related costs	6,600,000	—	6,600,000	—
Selling, general and administrative	1,176,853	1,633,112	4,159,149	4,733,539

Total operating costs and expenses	14,123,089	5,414,855	28,211,312	14,462,383
(Loss) Gain on sale of assets	(18,480)	6,887	188,616	(1,900)

LOSS FROM OPERATIONS	(7,366,288)	(1,003,225)	(3,014,348)	(1,779,056)
OTHER INCOME (EXPENSES)
Interest income	550	3,463	2,045	18,142
Interest expense	(2,903,312)	(5,200,628)	(16,709,264)	(11,002,002)
Gain on warrant derivatives	—	3,806	—	595,245
Gain (loss) on derivative assets	2,963,096	100,796	(62,533)	760,152

Total other income (expenses)	60,334	(5,092,563)	(16,769,752)	(9,628,463)

NET LOSS BEFORE INCOME TAXES	(7,305,954)	(6,095,788)	(19,784,100)	(11,407,519)
INCOME TAX	—	—	—	—

NET LOSS	$(7,305,954)	$(6,095,788)	$(19,784,100)	$(11,407,519)

NET LOSS PER SHARE — BASIC AND DILUTED	$(.52)	$(.46)	$(1.44)	$(.86)
WEIGHTED AVERAGE SHARES — BASIC AND DILUTED	14,026,790	13,317,978	13,742,149	13,264,077

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

NOTE 3 —ACCOUNTS RECEIVABLE DUE FROM DRILLING OPERATOR AND ACCOUNTS PAYABLE DUE TO DRILLING OPERATOR

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

On August 20, 2014, American Shale made a $5 million draw in accordance with the Credit Agreement.

The following table summarizes the components of total debt recorded on the Company’s consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASD Credit Agreement	$—	$50,000,000
Unamortized Original Issuance Discount - ASD	—	(1,235,294)
PIK Contingent Interest Expense	—	2,530,050
A&R Credit Agreement-February 2013	—	25,000,000
Termination Fee – A&R	—	6,784,626
Termination Fee Debt Discount – A&R	—	(3,940,659)
PIK Interest Fee-ASD	—	375,000
PIK Interest – A&R	—	2,186,037
A&R Credit Agreement -December 2013	—	7,500,000
Other loans - related party	—	205,314
Other loans - vehicles	8,189	19,239
ASD Credit Agreement - Morgan Stanley Tranche A	107,500,000	—
ASD Credit Agreement - Morgan Stanley PIK Fee	593,750	—
ASD Credit Agreement - Morgan Stanley NPI	(3,776,235)	—

Total debt	$104,325,704	$89,424,313

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

NOTE 13 - RELATED PARTY TRANSACTIONS

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

1

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

Date: January 9, 2015	By:	/s/ JOHN G. CORP
JOHN G. CORP
Principal Executive Officer

Date: January 9, 2015	By:	/s/ MICHAEL R. GUZZETTA
MICHAEL R. GUZZETTA
Treasurer

2