Form 10-Q
period 2015-03-31
TRANS ENERGY INC
filed 2015-07-02
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 2, 2015
Common Stock, $0.001 par value	15,144,477

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Unaudited

	March 31, 2015	December 31, 2014
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$1,182,656	$1,585,530
Accounts receivable, trade	4,501,676	4,248,152
Accounts receivable, related parties	18,500	18,500
Derivative assets	6,497,401	5,420,309
Advance royalties	172,883	68,133
Prepaid expenses	710,554	767,233
Deferred financing costs, net of amortization of $862,889 and $599,971, respectively	1,051,671	1,051,671

Total current assets	14,135,341	13,159,528
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	91,578,014	88,194,425
Unproved properties	6,182,957	5,728,196
Pipelines	4,407,117	1,259,052
Accumulated depreciation, depletion and amortization	(19,029,213)	(17,731,699)

Oil and gas properties, net	83,138,875	77,449,974
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $384,978 and $364,710 respectively	486,497	504,526
OTHER ASSETS
Assets held for sale	14,720,207	14,301,375
Derivative assets	7,349,234	2,809,847
Deferred financing costs	2,892,096	3,155,014
Other assets	389,378	388,881

Total other assets	25,350,915	20,655,117

TOTAL ASSETS	$123,111,628	$111,769,145

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

Unaudited

	March 31, 2015	December 31, 2014
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$267,968	$531,761
Accounts payable due to drilling operator	13,032,589	5,777,983
Accounts payable, related party	1,500	1,500
Accrued expenses	4,962,408	7,429,874
Environmental settlement and related costs	3,600,000	3,600,000
Revenue payable	16,072	25,019
Commodity derivative liability	255,500	—
Notes payable — current	925,700	4,402

Total current liabilities	23,061,737	17,370,539
LONG-TERM LIABILITIES
Notes payable, net	111,611,121	109,539,647
Asset retirement obligations	103,300	90,928
Environmental settlement and related costs	3,000,000	3,000,000
Commodity derivative liability	732,464	716,488
Deferred revenue	62,510	62,510

Total long-term liabilities	115,509,395	113,409,573

Total liabilities	138,571,132	130,780,112
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value; 14,996,477 and 14,578,467 shares issued, and 14,994,477 and 14,576,467 shares outstanding, respectively	14,997	14,578
Additional paid-in capital	45,205,565	44,323,190
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(60,678,116)	(63,346,785)

Total stockholders’ equity (deficit)	(15,459,504)	(19,010,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,111,628	$111,769,145

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
OPERATING REVENUES
Oil and gas sales	$4,385,037	$9,716,422
Gas transportation, gathering, and processing	42,716	54,789
Other income	1,777	5,131

Total operating revenues	4,429,530	9,776,342
OPERATING COSTS AND EXPENSES
Production costs	3,037,186	3,255,950
Depreciation, depletion, amortization and accretion	1,802,830	2,111,726
Selling, general and administrative	1,180,830	1,447,819

Total operating costs and expenses	6,020,846	6,815,495
Gain on sale of assets	—	207,396

(LOSS) INCOME FROM OPERATIONS	(1,591,316)	3,168,243
OTHER INCOME (EXPENSES)
Interest income	542	908
Interest expense	(3,115,737)	(4,131,193)
Gain (loss) on commodity derivative	7,375,180	(566,192)

Total other income (expenses)	4,259,985	(4,696,477)

NET INCOME (LOSS) BEFORE INCOME TAXES	2,668,669	(1,528,234)
INCOME TAX	—	—
NET INCOME (LOSS)	$2,668,669	$(1,528,234)

NET INCOME (LOSS) PER SHARE — BASIC	$.18	$(.11)
NET INCOME (LOSS) PER SHARE — DILUTED	$.18	$(.11)
WEIGHTED AVERAGE SHARES — BASIC	14,889,031	13,516,199
WEIGHTED AVERAGE SHARES — DILUTED	15,079,726	13,516,199

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,668,669	$(1,528,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and accretion	1,317,781	2,111,726
Amortization of financing costs and debt discount	485,049	1,305,651
Share-based compensation	555,778	198,541
Gain on sale of assets	—	(207,396)
Interest and legal expense added to principal	—	534,571
Unrealized (gain) loss on commodity derivative assets	(5,345,004)	305,650
Realized (gain) loss on commodity derivative assets	(2,030,176)	260,542
Changes in operating assets and liabilities:
Accounts receivable, trade	1,776,652	(3,203,280)
Accounts receivable due from operator, net	—	269,558
Prepaid expenses and other current assets	(48,071)	1,580
Other assets	(497)	(489)
Accounts payable and accrued expenses	(1,665,240)	747,804
Accounts payable due to operator, net	5,903,756	—
Revenue payable	(8,947)	37,464

Net cash provided by operating activities	3,609,750	833,688
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	259,543
Expenditures for oil and gas properties	(7,108,042)	(1,986,807)
Expenditures for property and equipment	(2,239)	—

Net cash used by investing activities	(7,110,281)	(1,727,264)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,050,000	—
Payments on notes payable	(279,359)	(211,099)
Issuance of common stock	—	—
Stock options exercised	327,016	223,746

Net cash provided by financing activities	3,097,657	12,647

NET CHANGE IN CASH	(402,874)	(880,929)

CASH, BEGINNING OF PERIOD	1,585,530	2,727,832

CASH, END OF PERIOD	$1,182,656	$1,846,903

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$3,115,736	$2,409,018
Income taxes	—	—
Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	$7,254,606	$3,509,412
Increase in asset retirement obligation	$12,372	$12,372

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Trans Energy, Inc., (“Trans Energy,” “we,” “our,” “us,” or the “Company”), in accordance with accounting principles generally accepted in the United State of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures normally included in a full set of financial statements prepared in accordance with GAAP. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and notes thereto included in our December 31, 2014 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the 2014 Form 10-K, and are supplemented by the notes to the unaudited condensed consolidated financial statements in this report.

Nature of Operations and Organization

We are an independent energy company engaged in the acquisition, exploration, development, and production of oil and natural gas. Our operations are presently focused in the State of West Virginia.

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

In October 2013 we reached a settlement with Oppenheimer & Co., Inc. (“Opco”) which related to the amount of the fee which was earned by Opco acting as our investment banker in assisting the Company in obtaining funding (“Tranche A”) with Chambers Energy Capital (“Chambers”). We recorded $401,625 in financing fees related to the settlement. The Opco financing fees were being amortized over the same period as the Tranche A loan. In addition, when we obtained new financing in February 2013 and April 2012, we incurred $122,230 in fees during 2013 and $1,741,976 in 2012. These fees were recorded as financing costs and were being amortized over the life of the loan using the straight-line method, which approximates the effective interest method. When we obtained the Morgan Stanley financing, the remaining balance of the finance fees related to the Chambers financing was expensed due to the payoff of the related loan.

Amortization of financing costs for the three months ended March 31, 2015 and 2014 was $485,049 and $204,484, respectively. Our policy is to recognize twelve months of future deferred financing cost amortization as a current asset and the remaining balance of deferred financing costs as other assets in the consolidated balance sheets.

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

No impairments were recorded through March 31, 2015 or 2014.

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

The following is a description of the changes to our asset retirement obligations for the three months ended March 31:

	2015	2014
Asset retirement obligations at beginning of period	$90,928	$41,440
Liabilities incurred during the period	11,372	11,372
Accretion expense	1,000	1,000
Liabilities held for sale	—	—

Asset retirement obligations at end of period	$103,300	$53,812

At March 31, 2015 and December 31, 2014, our current portion of the asset retirement obligation was $0.

Income Taxes

At March 31, 2015, the Company had net operating loss carry forwards (“NOLs”) for future years of approximately $64.9 million. These NOLs will expire at various dates through 2033. There is no current tax provision for the three months ended March 31, 2015 due to a net operating loss for the period. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or Alternative Minimum Tax (“AMT”) credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

We have provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

The Company has no material unrecognized tax benefits. No tax penalties or interest expense were accrued as of March 31, 2015 or December 31, 2014 or paid during the periods then ended. We file tax returns in the United States and states in which we have operations and are subject to taxation. Tax years subsequent to 2010 remain open to examination by U.S. federal and state tax jurisdictions, however prior year net operating losses remain open for examination.

Revenue and Cost Recognition

We recognize gas revenues upon delivery of the gas to the customers’ pipeline from our pipelines when recorded as received by the customer’s meter. We recognize oil revenues when pumped and metered by the customer. We use the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no material imbalances as of March 31, 2015 and December 31, 2014. Costs associated with production are expensed in the period incurred.

Revenue payable represents cash received but not yet distributed to third parties.

Transportation revenue is recognized when earned and we have a contractual right to receive payment.

On January 1, 2013, the Company adopted new authoritative accounting guidance issued by the Financial Accounting Standards Board (“FASB”), which enhanced disclosures by requiring an entity to disclose information about netting arrangements, including rights of offset, to enable users of its financial statements to understand the effect of those arrangements on its financial position and provided clarification as to the specific instruments that should be considered in these disclosures. These pronouncements were issued to facilitate comparison between financial statements prepared on the basis of GAAP and International Financial Reporting Standards. These disclosures are effective for annual and interim reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively for all comparative periods presented. See Note 9 - Derivative and Hedging Financial Instruments for tabular presentation of the Company’s gross and net derivative positions.

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

We recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. As a result of stock and option transactions, we recorded total share-based compensation of $135,778 and $198,541 for the three months ended March 31, 2015 and 2014, respectively. We also recorded share-based compensation related to stock awards for 2014 performance payments of $420,000 and $0 for the three months ended March 31, 2015 and 2014, respectively.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principal of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. In April 2015, FASB proposed deferring the effective date of ASU 2014-09 by one year. The Company is currently evaluating the potential impact of ASU 2014-09 on the financial statements.

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

NOTE 2 — OPERATIONS

We have incurred net income (loss) for the three months ended March 31, 2015 and 2014 of $2,668,669 and $(1,528,234), respectively. Although our current and prior year-to-date revenues were not sufficient to cover our operating costs and interest expense, we are focusing on drilling Marcellus Shale wells which based upon projections, are expected to increase our cash flow. If our cash flows from operations are not sufficient to meet liquidity requirements, we may need to sell assets, obtain additional financing or issue equity.

Our net income and cash flows provided by operating activities during the three months ended March 31, 2015 were primarily due to a gain on commodity derivatives as well as an increase in accounts payable to operator. Our net losses and cash flows used in operating and investing activities during the three months ended March 31, 2014 were primarily funded using net proceeds from notes payable to Chambers and Morgan Stanley (see Note 8), in addition to proceeds from the sale of certain oil and gas properties (see Note 6).

NOTE 3 — ACCOUNTS PAYABLE DUE TO DRILLING OPERATOR

We have historically been the drilling operator for wells drilled on our behalf in which we own a working interest. In 2012, another working interest owner became the drilling operator for wells in which we own a working interest. We owed the drilling operator $13,032,589 and $5,777,983 for charges incurred, but not paid, as of March 31, 2015 and December 31, 2014, respectively. The amount due to the operator reported at December 31, 2014 has been reduced for consideration received from the Republic purchase and sale agreement, which is to be paid in the form of a credit against the expenses incurred by Republic Energy Ventures on behalf of American Shale (see Note 6). The amount due to the operator reported at March 31, 2015 and December 31, 2014, is net of a $796,964 and $708,467 credit, respectively, related to intercompany charges related to employee salary reimbursements, travel expenses, and lease costs.

NOTE 4 — OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the three months ended March 31, 2015 and 2014 were $7,108,042 and $1,986,807, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $1,297,264 and $2,089,607 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 5 — ASSETS AND LIABILITIES HELD FOR SALE

Assets held for sale relate to the Wetzel county properties located in West Virginia including 5,159 net acres held by the Company and the Company’s interest in twelve Marcellus producing wellbores which the Company has contracted to sell to TH Exploration, LLC, a Texas limited liability company. Total assets held for sale as of March 31, 2015 and December 31, 2014 were $14,720,207 and $14,301,375 respectively. See Note 15 Subsequent Events

NOTE 6 — SALE OF OIL AND GAS PROPERTIES

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

On December 13, 2013, the Company and Republic closed a transaction pursuant to a Purchase and Sale Agreement (the “PSA”) dated September 30, 2013. The Company owned 1,114.8 lease acres of the total 4,650 lease acres and leasehold working interests in certain partially completed well sites, located in Tyler County, West Virginia. At closing, the Company received cash of approximately $10.6 million of the total purchase price of $36.3 million, net of holdback. A total of 118.6 lease acres were excluded from the sale (39.8 lease acres net to the Company) due to incurable title defects. An additional 135.5 lease acres (30.7 lease acres net to the Company) were excluded from the sale due to curable title defects, which were cured and an additional $0.2 million was due and payable to the Company, as of December 31, 2013, per the terms of the PSA. In February 2014, the Company received $489,608 related to curable title defects. The proceeds were applied to a receivable of $230,064 recorded at December 31, 2013. The remaining $259,544 was reported, net of expenses, as gain on sale of assets in 2014.

On May 21, 2014 (“Funding Date”), American Shale entered into a purchase and sale agreement (the “Republic PSA”) with its joint venture partner, Republic Energy Ventures (“Republic”). Under the Republic PSA, for $15 million, American Shale sold (i) an undivided interest across all of its undeveloped leasehold amounting to approximately 2,239 net acres, (ii) an over-riding royalty interest of 1.5% in all of its leasehold in Wetzel County, West Virginia, and (iii) an over-riding royalty interest of 1.0% in six (6) wells that are currently being drilled in Marshall County, West Virginia. The consideration is to be paid in the form of a credit against expenses incurred by Republic on behalf of

American Shale. American Shale reserved the right to receive 25% of the net profits earned by Republic on the assets sold. American Shale had the option to repurchase the undivided interest across all of its undeveloped leasehold, plus the over-riding royalty interest in its Wetzel County leasehold, for $15 million if (i) such payment is made within six (6) months of the Funding Date, or (ii) a purchase and sale agreement that would allow for such repayment by American Shale is signed within such period and the transaction contemplated therein is closed prior to December 31, 2014. American Shale did not exercise the option to repurchase the royalty interest and the sale was recognized as a gain on sale of assets at December 31, 2014.

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

NOTE 7 — ENVIRONMENTAL SETTLEMENT AND RELATED COSTS

On September 28 and December 17, 2012, the U.S. Environmental Protection Agency (“EPA”) issued to the Company seven administrative compliance orders and a request for information. The orders and request related to our compliance with Clean Water Act (“CWA”) permitting requirements at seven pond and/or well site locations in Marshall and Wetzel Counties, West Virginia and concerned the alleged discharge of dredged and/or fill material into waters of the United States. On August 25, 2014, Trans Energy entered into a civil Consent Decree with the EPA with respect to the CWA matter and related issues that were discovered based upon an internal audit. Fines associated with the Consent Decree amount to $3,000,000.

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

On October 1, 2014, Trans Energy pleaded guilty to three misdemeanor charges related to Unauthorized Discharge into a Water of the United States in violation of the Clean Water Act. In connection with this plea, the Company agreed to pay a $600,000 fine and was placed on probation for a period of two years.

As a result of this plea and the previously disclosed settlement agreement, all civil and criminal matters arising out of the EPA’s investigation and complaints arising out of the ponds in Marshall and Wetzel Counties West Virginia have been resolved.

NOTE 8 — NOTES PAYABLE

On April 26, 2012 American Shale closed a Credit Agreement transaction (hereafter the “Chambers Credit Agreement”) with several banks and other financial institutions or entities that from time-to-time will be parties to the Chambers Credit Agreement (the “Lenders”), and Chambers Energy Management, LP as the administrative agent (“Agent” or “Chambers”).

The Chambers Credit Agreement was originally for a notional amount of $50 million, which was received at closing net of a $3 million Original Issue Discount (“OID”) and a $50,000 administrative fee due annually. These OID costs were netted against notes payable and were being amortized over the life of the loan using the straight-line method, which approximated the effective interest method. For the three months ended March 31, 2015 and 2014, $0 and $264,706 of the OID was amortized as interest expense, respectively.

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

The Termination Fee Liability was recorded on the Company’s condensed consolidated balance sheet as an addition to the related debt balance, offset by an equal debt discount of $6.8 million (the “Termination Fee Debt Discount”). The Termination Fee Debt Discount was being amortized to interest expense through the expected payment date of February 28, 2015; however, such amortization was accelerated upon payment of the Termination Fee in conjunction with the Morgan Stanley Credit Agreement. At repayment of the loan the Termination Fee was computed to be $9,077,778. For the three months ended March 31, 2015 and 2014, the Company recorded interest expense of $0 and $836,459 of amortization related to the Termination Fee, respectively.

The Chambers Credit Agreement included a contingent interest provision that added 1% of the outstanding principal amount of the loan to the loan balance for any quarter in which American Shale’s Consolidated Leverage Ratio exceeded certain levels. American Shale’s Consolidated Leverage Ratio exceeded the allowed level at September 30, 2012, and quarterly thereafter. Therefore, the contingent interest provision had been applied and $1,149,969 was added to the principal balance and interest expense in 2014 (through the date of the repayment).

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

The Loans will initially bear interest at a per annum rate equal to 9% plus the greater of 1% or LIBOR, for a three month interest period. The interest rate will be automatically lowered if American Shale improves the ratio of the value of its proved developed producing (“PDP PV9”) properties to its funded debt, less cash and other liquid assets, as further defined under the Morgan Stanley Credit Agreement (the “Net Debt Ratio”). Upon the occurrence of certain events of default, the loans will bear interest at an additional 2% per annum above the initial rate, and with respect to other events of default, may bear interest at the higher default rate. Interest is due and payable monthly in arrears. During the three months ended March 31, 2015, the Company recorded interest expense of $2,967,969 related to the Morgan Stanley Credit Agreement.

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

On the Funding Date, American Shale also entered into a Net Profits Interest Agreement (the “NPI Agreement”) with the Agent. The NPI Agreement provides that subsequent to the repayment of the Loans, American Shale will pay a net profits interest to the Agent (the “NPI”). The NPI is to be calculated based on production revenues less certain expenditures, including operating costs, general and administrative expenses, interest and capital expenditures. The amount of interest expense and general and administrative expenses that can be charged are limited based on the amounts that were previously expensed prior to repayment of the Loans. The NPI is earned based on amounts borrowed under the Morgan Stanley Credit Agreement. As of the Funding Date, a NPI of 6.5% of the net profits, as defined under the NPI Agreement, has been earned. The Agent will earn up to an additional 2.5% of the net profits pro rata for any subsequent borrowing by American Shale under the $47.5 million contingent commitment. At June 30, 2014, the Company recorded a discount related to the NPI of $3,339,376 on proved property and $733,034 on unproved property. The total value recorded as a discount on loan payable related to the NPI is $4,072,410. For the three months ended March 31, 2015, the Company recorded accretion of the discount related to the NPI in the amount of $222,131 which is computed using the straight line method over the life of the loan.

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

On August 20 and October 3, 2014, American Shale made $5 million draws in accordance with the Morgan Stanley Credit Agreement.

In December 2014, M3 Appalachia Gathering, LLC (“M3”) completed a waterline to improve water supply and lower completion costs, as compared to trucking, with respect to the Company’s wells on the Jones lease in Marion County, West Virginia (the “Jones Pad”). M3 currently gathers all production from the Jones Pad. The Company’s cost of the waterline is approximately $3.1 million, which is being paid to M3 through 36 monthly payments, at an internal rate of return to M3 of 15%, of $105,730. As of the March 31, 2015, the Company had recorded a long-term asset of $3.1 million, net of depreciation, and current and long-term note payable in the amounts of $925,128 and $1,849,343, respectively.

The following table summarizes the components of total debt recorded on the Company’s consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Morgan Stanley Credit Agreement - Morgan Stanley Tranche A and B	112,500,000	112,500,000
Morgan Stanley Credit Agreement - Morgan Stanley PIK Fee	593,750	593,750
Morgan Stanley Credit Agreement - Morgan Stanley NPI	(3,331,972)	(3,554,103)
M3 Appalachia Gathering LLC Note Payable	2,774,471	—
Other loan — vehicles	572	4,402

Total debt	$112,536,821	$109,544,049

The debt balances under the Credit Agreements are presented as a long-term liabilities on the Company’s balance sheet as of March 31, 2015 and December 31, 2014. As of September 30, 2014, the Company previously presented the debt balance as current due to an uncertainty of whether the Agent of the Credit Agreement believed the Company was in technical default of the current ratio covenant (greater than 1:1) thereunder due to the deferred gain liability recorded as of such date. Although non-cash in nature, the deferred gain recorded as a current liability as of September 30, 2014 resulted in a less than 1:1 current ratio and was not explicitly excluded from the covenant calculation within the Credit Agreement. The Company has also confirmed that the Credit Agreement provides for the inclusion of the $47.5 million contingent committed tranche as a current asset when calculating the current ratio defined therein, provided that the Company is not in violation of any other covenants. As such the Company is not in default under the Credit Agreement as of September 30, 2014 or December 31, 2014. The deferred gain proceeds were reclassified to a gain on sale in December 2014 due to the expiration of the Company’s repurchase option under the Republic PSA. As of March 31, 2015 and December 31, 2014, the Company’s current ratio exceeds 1:1 and, thus, is not in default under the Credit Agreement.

NOTE 9 — DERIVATIVE AND HEDGING FINANCIAL INSTRUMENTS

On May 9, 2013, American Shale entered into costless collars (“BP Hedge”) covering approximately 85% of its expected natural gas production from wells that were considered proved developed producing (“PDP”) as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The costless collars consist of long put options (floor) with a strike price of $4.00 per MMBtu and offsetting short calls (ceiling) with a strike price of $4.28 per MMBtu. The aforementioned volumes are hedged beginning with the June 2013 contract and ending with the April 2015 contract. A total of 3.4 MMBtu are hedged over this period, with monthly volumes declining from a high of approximately 207,000 MMBtu in June 2013 to 113,000 MMBtu in April 2015. The fair value of these commodity contracts was $150,331 and $410,389 at March 31, 2015 and December 31, 2014, respectively.

On May 21, 2014 American Shale, entered into fixed price hedges (“Morgan Stanley Fixed I”), which, when combined with existing hedges, covered approximately 90% of its expected natural gas production from PDP wells as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The hedges consist of swaps with strike prices ranging between $4.38 per MMBtu to $4.06 per MMBtu. The hedges begin with the June 2014 contract and end with the December 2018 contract. A total of 13,932,171 MMBtu are hedged over this period, with monthly volumes declining from a high of 444,534 MMBtu in July 2014 to 171,940 MMBtu in November 2018. The fair value of these commodity contracts was $10,421,976 and $5,878,302 at March 31, 2015 and December 31, 2014, respectively.

On August 20, 2014 American Shale, entered into fixed price hedges (“Morgan Stanley Fixed II”), which, when combined with existing hedges, covered approximately 90% of its expected natural gas production from PDP wells as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The hedges consist of swaps with a fixed strike price of $3.92 per MMBtu. The hedges begin with the September 2014 contract and end with the December 2018 contract. A total of 10,499,038 MMBtu are hedged over this period, with monthly volumes declining from a high of 326,700 MMBtu in January 2015 to 45,854 MMBtu in November 2018. The fair value of these commodity contracts was $3,274,328 and $1,941,465 at March 31, 2015 and December 31, 2014, respectively.

On December 23, 2014 American Shale, entered into Basis Swap fixed price hedges (“Morgan Stanley Fixed III”) covering approximately 50% of its expected natural gas production from PDP wells as of December 23, 2014. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The hedges consist of swaps with a fixed strike price of $(1.12) per MMBtu. The hedges begin with the December 2014 contract and end with the December 2018 contract. A total of 7,301,209 MMBtu are hedged over this period, with monthly volumes declining from a high of 266,891 MMBtu in December 2014 to 104,084 MMBtu in November 2018. The fair value of these commodity contracts was $(987,964) and $(716,488) at March 31, 2015 and December 31, 2014, respectively.

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

The following tables summarize the approximate volumes and average contract prices of contracts the Company had in place as of March 31, 2015:

Contract Period of BP Hedge	Volumes	Weighted- Average Floor Price	Weighted- Average Ceiling Price
	(MMBtu)	(per MMBtu)	(per MMBtu)
2015	113,206	$4.00	$4.28

All gas collars*	113,206

*	Gas collars are comprised of IF Henry Hub (100%).

Contract Period Of Morgan Stanley Fixed I	Volumes	Weighted- Average Fixed Price
	(MMBtu)	(per MMBtu)
2015	3,074,261	$4.11
2016	3,002,489	$4.06
2017	2,495,153	$4.16
2018	1,995,696	$4.29

All gas hedges*	10,567,599

*	Gas hedges are comprised of IF Henry Hub (100%).

Contract Period Of Morgan Stanley Fixed II	Volumes	Weighted- Average Fixed Price
	(MMBtu)	(per MMBtu)
2015	1,542,873	$3.92
2016	992,431	$3.92
2017	771,407	$3.92
2018	603,458	$3.92

All gas hedges*	3,910,169

* Gas hedges are comprised of IF Henry Hub (100%).

Contract Period Of Morgan Stanley Fixed III	Volumes	Basis Swap Fixed Price
	(MMBtu)	(per MMBtu)
2015	1,992,096	$(1.12)
2016	1,842,098	$(1.12)
2017	1,518,648	$(1.12)
2018	1,209,491	$(1.12)

All gas hedges*	6,562,333

*	Gas hedges are comprised of IF Henry Hub (100%).

The following tables detail the fair value of derivatives recorded in the accompanying balance sheets, by category:

	As of March 31, 2015
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Commodity derivative	Current assets	$6,497,401	Current liabilities	$255,500
Commodity derivative	Noncurrent assets	7,349,234	Noncurrent liabilities	732,464

		$13,846,635		$987,964

	As of December 31, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Commodity derivative	Current assets	$5,420,309	Current liabilities	$—
Commodity derivative	Noncurrent assets	2,809,847	Noncurrent liabilities	716,488

		$8,230,156		$716,488

The table below summarizes the realized and unrealized gains and losses related to our derivative instruments for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014

Realized gains (loss) on commodity derivative	$2,030,176	$(260,542)
Change in fair value of commodity derivative	5,345,004	(305,650)

Total realized and unrealized gains recorded	$7,375,180	$(566,192)

These realized and unrealized gains and losses are recorded in the accompanying unaudited condensed consolidated statements of operations as derivative gains (losses).

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 by level within the fair value hierarchy

	Level 1	Level 2	Level 3	Total
March 31, 2015
ASSETS:
Commodity contracts	—	$13,846,635	—	$13,846,635
LIABILITIES:
Commodity contracts	—	$987,964	—	$987,964
December 31, 2014
ASSETS:
Commodity contracts	—	$8,230,156	—	$8,230,156
LIABILITIES:
Commodity contracts	—	$716,488	—	$716,488

We use Level 2 inputs to measure the fair value of gas commodity collar derivatives. Level 2 assets consist of commodity derivative assets and liabilities (See Note 9 Derivative and Hedging Financial Instruments). The fair value of the commodity derivative assets and liabilities are estimated by the Company using income valuation techniques utilizing the income approach and an option pricing model, which take into account notional quantities, market volatility, market prices, contract parameters, counterparty credit risk and discount rates based on published LIBOR rates. The Company validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets. Assumed credit risk adjustments, based on published credit ratings, public bond yield spreads and credit default swap spreads, are applied to the Company’s commodity derivatives.

NOTE 11 — STOCKHOLDERS’ EQUITY

In February 2015, Trans Energy issued 100,000 shares of common stock to John G. Corp, President, for the 2014 Performance Payment at a price of $2.10 per share.

In February 2015, Trans Energy issued 100,000 shares of common stock to Stephen P. Lucado, Chairman of the Board, for the 2014 Performance Payment at a price of $2.10 per share.

In January, 2015, Trans Energy issued 109,005 shares of common stock to William F. Woodburn, a related party, for the exercise of options at a price of $1.50 per share.

In January, 2015, Trans Energy issued 109,005 shares of common stock to Loren E. Bagley, a related party, for the exercise of options at a price of $1.50 per share.

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

In July 2014, we granted 27,000 shares of stock to three employees under the long-term incentive bonus program. The 27,000 shares are not performance based and vest semi-annually over a three year period. The 27,000 shares were valued at $3.90 per share of common stock using the fair value of the common stock at the date of grant and the fair value will be amortized to compensation expense semi-annually over three years.

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

The Company has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The Company has estimated a forfeiture rate of zero as the effect of forfeitures has not been significant and the small number of option holders does not provide a reasonable basis for prediction. The Company estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The fair value of all options granted during the three months ended March 31, 2015 was determined using the following assumptions:

Expected volatility	70% - 90%
Risk free interest rate	0.80% - 1.75%
Expected term (years)	3.0 - 5.0
Dividend yield	0%

As a result of the above stock and option transactions, we recorded total stock-based compensation of $135,778 and $198,541 for the three months ended March 31, 2015 and 2014, respectively.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2013	4,045,324	$1.85	2.05 Years	$7,483,849
Granted	252,000	$3.80
Exercised	(1,138,331)	$0.78
Forfeited	(14,000)	$2.43
Expired	—	—

Outstanding December 31, 2014	3,144,993	$2.39	1.48 Years	$7,516,533
Granted	—	—
Exercised	(218,010)	$1.50
Forfeited	—	—
Expired	—	—

Outstanding March 31, 2015	2,926,983	$2.45	.89 Years	$7,171,108
Exercisable at March 31, 2015	2,611,319	$2.36		$6,162,713
Unvested at March 31, 2015	315,664

NOTE 12 — EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income (loss) per share of common stock includes both vested and unvested shares of restricted stock. Diluted net income (loss) per common share of stock is computed by dividing net income by the diluted weighted-average common shares outstanding. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had income for the three month periods ended March 31, 2015 the potentially dilutive shares of 190,695 were included in the net loss per share calculation. For the three month period ended March 31, 2014, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

As of March 31 2015, potentially dilutive securities included (i) 52,500 unvested shares of restricted common stock and (ii) 2,926,983 in-the-money outstanding options.

NOTE 13 — BUSINESS SEGMENTS

Our principal operations consist of exploration and production through Trans Energy, American Shale and Prima, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning our operations in different segments is as follows:

	For the Three Months Ended March 31	Exploration and Production	Pipeline Transmission	Corporate	Total

Revenue	2015	$4,385,037	$42,716	$1,777	$4,429,530
	2014	9,716,422	54,789	5,131	9,776,342
Income (Loss) from operations	2015	(421,576)	29,580	(1,199,320)	(1,591,316)
	2014	4,554,604	56,327	(1,442,688)	3,168,243
Interest expense	2015	3,115,358	—	379	3,115,737
	2014	4,127,501	—	3,692	4,131,193
Depreciation, depletion, amortization and accretion	2015	1,782,313	250	20,267	1,802,830
	2014	2,111,370	356	—	2,111,726
Property and equipment acquisitions, including oil and gas Properties	2015	7,108,042	—	2,239	7,110,281
	2014	1,986,807	—	—	1,986,807
Total assets, net of intercompany accounts:
March 31, 2015		123,098,320	13,308		123,111,628
December 31, 2014		111,755,587	13,558		111,769,145

Property and equipment acquisitions include accrued amounts and reclassifications.

NOTE 14 — RELATED PARTY TRANSACTIONS

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

During 2015 and 2014, the Company has conducted business with two companies owned by Clarence E. Smith. Work was awarded the companies after bids were sought and reviewed. The amount of payments total $35,000 and $16,000 for 2015 and 2014, respectively.

NOTE 15 — SUBSEQUENT EVENTS

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

On the same date, American Shale entered into an agreement with Republic Energy Operating, LLC. Under this agreement, American Shale agreed to use the proceeds from the aforementioned hedge monetization as well as the sale of the Working Interests to pay all amounts due under the March 2015 joint interest billing statement in the amount of approximately $13.8 million provided by Republic Energy Operating, LLC. American Shale reserved the option to reacquire the Working Interests pursuant to a notice of election at agreed upon prices set forth in the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our 2014 Form 10-K. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.

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

In summary, our strategy is to increase our oil and gas reserves and production while keeping our development costs and operating costs as low as possible. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. The success of this strategy is contingent on various risk factors, as discussed in our 2014 Form 10-K.

Results of Operations

Three months ended March 31, 2015 compared to March 31, 2014

The following table sets forth the relationship of total revenues of principal items contained in our Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
Total revenues	$4,429,530	$9,776,342
Total costs and expenses	(6,020,846)	(6,815,495)
Gain on sale of assets	—	207,396

(Loss) income from operations	(1,591,316)	3,168,243
Other income (expenses), net	4,259,985	(4,696,477)
Income tax	—	—

Net income (loss)	$2,668,669	$(1,528,234)

The following table is a summary of revenues, volumes, and pricing for the three months ended March 31, 2015 and 2014.

Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014
Natural gas sales	$3,459,224	$7,937,764	$(4,478,540)	-56.4%
Oil sales	$3,985	$61,302	$(57,317)	-93.5%
Natural gas liquid sales	$921,828	$1,717,356	$(795,528)	-46.3%

Total oil and gas sales	$4,385,037	$9,716,422	$(5,331,385)	-54.9%
Transportation and other revenue	$44,493	$59,920	$(15,427)	-25.7%

Total revenue	$4,429,530	$9,776,342	$(5,346,812)	-54.7%
Net production
Natural gas sales (MCF)	1,680,520	1,444,304	236,216	16.4%
Oil sales (Bbls)	130	788	(658)	-83.5%
Natural gas liquids (gallons)	1,749,097	1,467,191	281,906	19.2%
Natural gas equivalent (MCFe)	1,931,170	1,658,630	272,540	16.4%
Average sales price per unit
Natural gas (MCF)	$2.06	$5.50	$(3.44)	-62.5%
Oil (Bbls)	$30.68	$77.81	$(47.13)	-60.6%
Natural gas liquids (gallons)	$0.53	$1.17	$(0.64)	-54.7%
Natural gas equivalent (MCFe)	$2.27	$5.86	$(3.59)	-61.3%

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Three Months Ended March 31,
	2015	2014
Costs and expenses of production:
Production expenses	$2,666,709	$2,896,434
Production taxes	370,477	359,516
G&A expenses (excluding share-based compensation)	1,045,052	1,249,278
Non-cash shared-based compensation	135,778	198,541
Depletion of oil and natural gas properties	1,728,872	2,088,868
Depreciation and amortization	72,985	22,013
Accretion of discount on asset retirement obligation	973	845
Costs and expenses per MCFE of production:
Production expenses	1.38	1.73
Production taxes	0.19	0.22
G&A expenses (excluding share-based compensation)	0.54	0.75
Non-cash shared-based compensation	0.07	0.12
Depletion of oil and natural gas properties	0.90	1.26
Depreciation and amortization	0.04	0.01
Accretion of discount on asset retirement obligation	—	—

Total revenues decreased primarily due to a decrease in natural gas prices for the three months ended March 31, 2015 as compared to the same period in 2014. We had 38 gross wells and 15.16 net wells compared to 28 gross wells and 12.08 net wells.

Production costs decreased $218,764 or 6.7% for the three months ended March 31, 2015 as compared to the same period for 2014, primarily due to a decrease in natural gas liquid transportation and processing fees associated with the decreased commodity pricing in 2015.

Depreciation, depletion, amortization and accretion expense decreased by $308,896 or 14.6% for the three months ended March 31, 2015 compared to the same period for 2014, primarily due to no depletion recorded on assets held for sale which was offset by increased production volumes and depreciation of additional assets.

Selling, general and administrative expense decreased $266,989 or 18.4% for the three months ended March 31, 2015 as compared to the same period for 2014, primarily due to a decrease in legal and professional fees.

Interest expense decreased $1,015,456 or 24.6% for the three months ended March 31, 2015 as compared to the same period for 2014 primarily due to an additional $1,101,165 amortization of debt discount included in the March 31, 2014 interest expense balance, which was eliminated with the Morgan Stanley refinancing. Stated interest rate was 10% for both periods. For the three months ended March 31, 2015 the average loan balance was $113,093,750 compared to $87,766,550 for the same period in 2014.

Gain on commodity derivative for the three months ended March 31, 2015 was $7,375,180 as compared to a loss of $566,192 for the same period of 2014. This represents the increase in the fair value of our gas hedges.

Net income for the three months ended March 31, 2015 was $2,668,669 compared to a net loss of $1,528,234 for the same period of 2014. This increase in income is due primarily to the increase in gain of commodity derivative.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues, borrowed funds and the proceeds of acreage sales. At March 31, 2015, we had negative working capital of $8,926,396 compared to negative working capital of $4,211,011 at December 31, 2014. The decrease in working capital is primarily due to an increase in accounts payable to drilling operator.

During the first three months of 2015, net cash provided by operating activities was $3,609,750 compared to net cash provided of $833,688 for the same period of 2014. This increase in cash flow from operations was primarily due to a gain on commodity derivatives as well as an increase in accounts payable to operator, and an increase in accounts payable and accrued expenses.

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

During the first three months of 2015, net cash used by investing activities was $7,110,281 compared to net cash used of $1,727,264 for the same period of 2014. The change was due to higher capital expenditures in 2015.

During the first three months of 2015, net cash provided by financing activities was $3,097,657 compared to net cash provided of $12,647 for the same period in 2014. This change was primarily due to an increase in debt to M3 Appalachia Gathering LLC and an increase in stock issuances in 2015.

We anticipate meeting our working capital needs with revenues from our ongoing operations, particularly from our wells in Marshall, Marion and Wetzel counties in West Virginia, and additional borrowings.

Critical accounting policies

We consider accounting policies related to our estimates of proved reserves, accounting for derivatives, share-based payments, accounting for oil and natural gas properties, asset retirement obligations and accounting for income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the assessment, our management has concluded that our internal control over financial reporting was ineffective as of March 31, 2015 due to insufficient financial reporting resources. The results of management’s assessment were reviewed with our Board of Directors. To remediate these issues, our management has retained the services of additional third party consulting personnel and will modify existing internal controls in a manner designed to ensure compliance.

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

Certain material pending legal proceedings to which we are a party or to which any of our property is subject, is set forth below:

EQT Corporation

On May 11, 2011, we filed an action in the U.S. District Court for the Northern District of West Virginia against EQT Corporation, a Pennsylvania corporation (Trans Energy, Inc., et al. v. EQT Corporation). The action relates to our attempt to quiet title to certain oil and gas properties referred to as the Blackshere Lease, consisting of approximately 22 oil and/or gas wells on the Blackshere Lease. On November 26, 2012, the Court granted our motion for summary judgment and on February 25, 2014, the United States Court of Appeals for the Fourth Circuit in Richmond Virginia affirmed the summary judgment. The defendant’s time to appeal this judgment has passed, so this judgment in our favor is final.

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

On January 14, 2013, Abcouwer filed an action in the Circuit Court of Kanawha County, West Virginia against the Company, and two individual defendants currently on the Board of Directors of the Company – William F. Woodburn and Loren E. Bagley. In his complaint, Abcouwer alleges that Plaintiff and Defendants entered into a verbal agreement that required the Company to enter into a third party sales transaction which would have allegedly caused Abcouwer to make significant profit as the result of his ownership of Company stock. Abcouwer alleges that he lost approximately $30 million as a result of the fact that no sale of the Company ever took place. The Company believes that no such agreement existed and that Abcouwer’s claims are wholly without merit. On March 25, 2013, the Company filed an answer denying the existence of any liability and asserting, in the alternative, counterclaims for fraud and breach of fiduciary duty. The Company’s counterclaims allege that, to the extent a binding agreement between Abcouwer and the Company existed, Abcouwer failed to disclose such agreement to the Company and the SEC despite a duty to do so. The Company has filed a motion for summary judgment which was currently set to be heard on June 18, 2015, but still remains outstanding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2015, Trans Energy issued 100,000 shares of common stock to John G. Corp, President, for the 2014 Performance Payment at a price of $2.10 per share.

In February 2015, Trans Energy issued 100,000 shares of common stock to Stephen P. Lucado, Chairman of the Board, for the 2014 Performance Payment at a price of $2.10 per share.

In January, 2015, Trans Energy issued 109,005 shares of common stock to William F. Woodburn, a related party, for the exercise of options at a price of $1.50 per share.

In January, 2015, Trans Energy issued 109,005 shares of common stock to Loren E. Bagley, a related party, for the exercise of options at a price of $1.50 per share.

All of the foregoing shares were issued in transactions not constituting a public offering as provided in Section 4(2) of the Securities Act of 1933.

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

TRANS ENERGY, INC.

Date: July 2, 2015	By	/s/ John G. Corp
John G. Corp
Principal Executive Officer

Date: July 2, 2015	By	/s/ Michael R. Guzzetta
Michael R. Guzzetta
Treasurer