Form 10-Q
period 2015-09-30
TRANS ENERGY INC
filed 2015-11-23
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 23, 2015
Common Stock, $0.001 par value	15,227,977

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Unaudited

	September 30, 2015	December 31, 2014
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$434,498	$1,585,530
Restricted cash	786,581	—
Accounts receivable, trade	2,586,018	4,248,152
Accounts receivable, related parties	18,500	18,500
Accounts receivable due from drilling operator	253,753	—
Derivative assets	3,160,081	5,420,309
Advance royalties	282,383	68,133
Prepaid expenses	617,135	767,233
Deferred financing costs, net of amortization of $1,805,144 and $599,971, respectively	3,550,184	1,051,671

Total current assets	11,689,133	13,159,528
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	84,972,127	88,194,425
Unproved properties	6,779,460	5,728,196
Pipelines	4,407,117	1,259,052
Accumulated depreciation, depletion and amortization	(23,045,562)	(17,731,699)

Oil and gas properties, net	73,113,142	77,449,974
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $421,870 and $364,710, respectively	452,534	504,526
OTHER ASSETS
Assets held for sale	13,475,975	14,301,375
Derivative assets	1,376,585	2,809,847
Deferred financing costs	887,546	3,155,014
Other assets	390,409	388,881

Total other assets	16,130,515	20,655,117

TOTAL ASSETS	$101,385,324	$111,769,145

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

Unaudited

	September 30, 2015	December 31, 2014
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$2,134,665	$531,761
Accounts payable due to drilling operator	—	5,777,983
Accounts payable, related party	1,500	1,500
Accrued expenses	2,953,720	7,429,874
Environmental settlement and related costs	2,000,000	3,600,000
Commodity derivative liability	226,633	—
Revenue payable	34,511	25,019
Notes payable — current	116,328,901	4,402

Total current liabilities	123,679,930	17,370,539
LONG-TERM LIABILITIES
Notes payable, net	1,261,371	109,539,647
Asset retirement obligations	128,044	90,928
Environmental settlement and related costs	3,000,000	3,000,000
Commodity derivative liability	1,264,412	716,488
Deferred revenue	62,510	62,510

Total long-term liabilities	5,716,337	113,409,573

Total liabilities	129,396,267	130,780,112
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock; 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value; 15,169,477 and 14,578,467 shares issued, and 15,167,477 and 14,576,467 shares outstanding, respectively	15,169	14,578
Additional paid-in capital	45,736,645	44,323,190
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(73,760,807)	(63,346,785)

Total stockholders’ equity (deficit)	(28,010,943)	(19,010,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,385,324	$111,769,145

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
OPERATING REVENUES
Oil and gas sales	$2,662,511	$6,667,618	$10,668,175	$24,816,633
Gas transportation, gathering, and processing	45,844	44,256	129,733	121,875
Other income	2,766	63,407	8,680	69,840

Total operating revenues	2,711,121	6,775,281	10,806,588	25,008,348
OPERATING COSTS AND EXPENSES
Production costs	2,381,999	3,258,132	9,559,963	10,003,364
Depreciation, depletion, amortization and accretion	979,566	2,533,032	5,371,023	6,815,570
Environmental settlement and related costs	—	6,600,000	—	6,600,000
Selling, general and administrative	755,637	1,176,853	3,781,091	4,159,149

Total operating costs and expenses	4,117,202	13,568,017	18,712,077	27,578,083
(Loss) Gain on sale of assets	—	(18,480)	—	188,616

LOSS FROM OPERATIONS	(1,406,081)	(6,811,216)	(7,905,489)	(2,381,119)
OTHER INCOME (EXPENSES)
Interest income	556	550	1,637	2,045
Interest expense	(6,117,014)	(3,458,384)	(12,280,494)	(17,342,493)
Gain (loss) on derivative assets	2,922,063	2,963,096	9,770,324	(62,533)

Total other income (expenses)	(3,194,395)	(494,738)	(2,508,533)	(17,402,981)

NET LOSS BEFORE INCOME TAXES	(4,600,476)	(7,305,954)	(10,414,022)	(19,784,100)
INCOME TAX		—		—

NET LOSS	$(4,600,476)	$(7,305,954)	$(10,414,022)	$(19,784,100)
NET LOSS PER SHARE — BASIC AND DILUTED	$(.30)	$(.52)	$(.69)	$(1.44)
WEIGHTED AVERAGE SHARES — BASIC AND DILUTED	15,161,727	14,026,790	15,057,403	13,742,149

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,414,022)	$(19,784,100)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion, amortization and accretion	5,371,023	7,448,799
Amortization of financing costs and debt discount	2,080,632	8,426,119
Share-based compensation	817,030	698,122
Professional fees paid by common stock issuance	270,000	—
(Gain) loss on sale of assets	—	(188,616)
Interest and legal expense added to principal	4,917,077	1,818,240
Total (gain) loss on commodity derivative assets	(9,770,324)	62,533
Cash settlements of commodity derivative assets	14,238,371	80,103
Changes in operating assets and liabilities:
Accounts receivable, trade	1,662,134	(2,423,008)
Accounts receivable due from operator, net	—	(562,000)
Prepaid expenses and other current assets	(64,152)	(8,691)
Other assets	(1,528)	(51,494)
Accounts payable and accrued expenses	(2,873,250)	47,444
Accounts payable due to operator, net	(6,031,736)	(80,103)
Environmental settlement and related costs	(1,600,000)	6,600,000
Revenue payable	9,492	(81,822)

Net cash (used) provided by operating activities	(1,389,253)	2,001,526
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	15,259,668
Expenditures for oil and gas properties	(114,515)	(24,064,991)
Expenditures for property and equipment	(5,168)	(8,470)

Net cash used by investing activities	(119,683)	(8,813,793)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs paid	(1,436,218)	(4,706,656)
Payments on notes payable	(796,313)	(98,703,469)
Proceeds from notes payable	3,050,000	108,093,750
Stock options exercised	327,016	717,064

Net cash provided by financing activities	1,144,485	5,400,689

NET CHANGE IN CASH	(364,451)	(1,411,578)

CASH, BEGINNING OF PERIOD	1,585,530	2,727,832

CASH, END OF PERIOD	$1,221,079	$1,316,254

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$6,282,782	$8,550,179
Income taxes	—	—
Non-cash investing and financing activities:
Accrued expenditures for oil and gas properties	$5,777,983	$3,684,099
Increase in asset retirement obligation	$37,116	$37,116
Accrued expenditures for debt financing	$—	$—

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Trans Energy, Inc., (“Trans Energy,” “we,” “our,” “us,” or the “Company”), in accordance with accounting principles generally accepted in the United State of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures normally included in a full set of financial statements prepared in accordance with GAAP. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and notes thereto included in our December 31, 2014 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the 2014 Form 10-K, and are supplemented by the notes to the unaudited condensed consolidated financial statements in this report. Certain reclassifications of prior period balances have been made to conform to the current period presentation; these reclassifications have no impact on net income (loss) for the periods presented.

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

Restricted Cash

On September 3, 2015, American Shale entered into a Deposit Account Control Agreement (“DACA”) with Morgan Stanley Capital Group, Inc., administrative agent for the Lenders (“Agent”) and United Bank, Inc. Currently, the settlements related to the Company’s derivative and hedge financial instruments are deposited directly into depository accounts subject to the DACA. The agent exercises control of the depository accounts subject to the DACA and has the ability to prevent disbursements from those restricted accounts to our unrestricted cash accounts. Amounts deposited into these accounts are generally released to us in a timely manner. As of September 30, 2015, current restricted cash includes $786,581 of cash temporarily held in accounts controlled by our agent.

Financing Costs

In connection with obtaining the Morgan Stanley financing in May 2014 and subsequent borrowings, we incurred fees and expenses of $6,242,874. These fees and expenses were recorded as deferred financing costs and are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method.

For the three months ended September 30, 2015 and 2014, the Company recorded interest expense related to the amortization of financing costs in the amount of $679,337 and $555,072, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded interest expense related to the amortization of financing costs in the amount of $1,205,172 and $272,646, respectively.

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

No impairments were recorded during the three or nine months ended September 30, 2015 and 2014.

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

The following is a description of the changes to our asset retirement obligations for the nine months ended September 30:

	2015	2014
Asset retirement obligations at beginning of period	$90,928	$41,440
Liabilities incurred during the period	34,116	34,116
Accretion expense	3,000	3,000

Asset retirement obligations at end of period	$128,044	$78,556

At September 30, 2015 and December 31, 2014, our current portion of the asset retirement obligation was $0.

Income Taxes

At September 30, 2015, the Company had net operating loss carry forwards (“NOLs”) for future years of approximately $65.5 million. These NOLs will expire at various dates through 2034. There is no current tax provision for the three or nine months ended September 30, 2015 due to a net operating loss for the period. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or Alternative Minimum Tax (“AMT”) credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

We have provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

The Company has no material unrecognized tax benefits. No tax penalties or interest expense were accrued as of September 30, 2015 or December 31, 2014 or paid during the periods then ended. We file tax returns in the United States and states in which we have operations and are subject to taxation. Tax years subsequent to 2011 remain open to examination by U.S. federal and state tax jurisdictions, however prior year net operating losses remain open for examination.

Revenue and Cost Recognition

We recognize gas revenues upon delivery of the gas to the customers’ pipeline from our pipelines when recorded as received by the customer’s meter. We recognize oil revenues when pumped and metered by the customer. We use the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no material imbalances as of September 30, 2015 and December 31, 2014. Costs associated with production are expensed in the period incurred.

Revenue payable represents cash received but not yet distributed to third parties.

Transportation revenue is recognized when earned and we have a contractual right to receive payment.

On January 1, 2013, the Company adopted new authoritative accounting guidance issued by the Financial Accounting Standards Board (“FASB”), which enhanced disclosures by requiring an entity to disclose information about netting arrangements, including rights of offset, to enable users of its financial statements to understand the effect of those arrangements on its financial position and provided clarification as to the specific instruments that should be considered in these disclosures. These pronouncements were issued to facilitate comparison between financial statements prepared on the basis of GAAP and International Financial Reporting Standards. These disclosures are effective for annual and interim reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively for all comparative periods presented. See Note 9 - Derivative and Hedging Financial Instruments for a tabular presentation of the Company’s gross and net derivative positions.

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

We recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. As a result of stock and option transactions, we recorded total share-based compensation of $125,027 and $214,906 for the three months ended September 30, 2015 and 2014, respectively. We also recorded total share-based compensation of $817,030 and $698,122 for the nine months ended September 30, 2015 and 2014, respectively.

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

NOTE 2 — GOING CONCERN

Trans Energy’s unaudited interim consolidated financial statements are prepared using account principles generally accepted in the United State of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have incurred net losses for the three months and nine months ended September 30, 2015, of $(4,600,476) and $(10,414,022), respectively. Although our current and prior year-to-date revenues were not sufficient to cover our operating costs and interest expense, we are focusing on completing Marcellus Shale wells which have been drilled in order to increase our cash flow. If our cash flows from operations are not sufficient to meet liquidity requirements, we may need to sell assets, obtain additional financing or issue equity.

Our net losses and cash flows used in operating and investing activities during the nine months ended September 30, 2015 were primarily due to reductions in the sales price of our production and a decrease in accounts payable and accrued expenses that was funded by the monetization of certain of our hedges. Our net losses and cash flows used in operating and investing activities during the nine months ended September 30, 2014 were funded using net proceeds from notes payable to Chambers and Morgan Stanley (see Note 8), in addition to proceeds from the sale of certain oil and gas properties (see Note 6).

NOTE 3 — ACCOUNTS RECEIVABLE DUE FROM DRILLING OPERATOR AND ACCOUNTS PAYABLE DUE TO DRILLING OPERATOR

Prior to 2012, we had been the drilling operator for wells drilled on our behalf and other third parties in which we own a working interest. In 2012, another working interest owner became the drilling operator for wells in which we own a working interest.

The amount due from the drilling operator as of September 30, 2015 and December 31, 2014, respectively is $253,753 and $0 for charges related to employee salary reimbursements, travel expense and lease costs.

The amount due to the drilling operator as of September 30, 2015 and December 31, 2014, respectively is $0 and $5,777,983 for charges incurred, but not paid. The amount due to the operator reported at December 31, 2014 has been reduced for consideration received from the Republic PSA (see Note 6), which was to be paid in the form of a credit against the expenses incurred by Republic Energy Ventures on behalf of American Shale. The amount due to the operator reported at December 31, 2014, is net of a $708,467 credit related to intercompany charges related to employee salary reimbursements, travel expenses, and lease costs.

NOTE 4 — OIL AND GAS PROPERTIES

Total reductions and additions for oil and gas properties for the three months ended September 30, 2015 and 2014 were $(79,082) and $8,056,902, respectively. The reduction reported for the three months ended September 30, 2015 is the result of change in ownership percentages due to unitization of various leases. Total additions for oil and gas properties for the nine months ended September 30, 2015 and 2014 were $114,515 and $24,064,991, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $1,931,979 and $2,511,970 for the three months ended September 30, 2015 and 2014, respectively. Depreciation, depletion, and amortization expenses on oil and gas properties were $5,313,113 and $6,750,318 for the nine months ended September 30, 2015 and 2014, respectively.

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

Total assets held for sale as of September 30, 2015 and December 31, 2014 were $13,475,975 and $14,301,375, respectively.

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

On December 13, 2013, the Company and Republic closed a transaction pursuant to a Purchase and Sale Agreement (the “PSA”) dated September 30, 2013. The Company owned 1,114.8 lease acres of leasehold working interests in certain partially completed well sites, located in Tyler County, West Virginia. At closing, the Company received cash of approximately $10.6 million, net of holdback. A total of 39.8 lease acres net to the Company were excluded from the sale due to incurable title defects. An additional 30.7 lease acres net to the Company were excluded from the sale due to curable title defects, which were cured and an additional $0.2 million was due and payable to the Company, as of December 31, 2013, per the terms of the PSA. In February 2014, the Company received $489,608 related to curable title defects. The proceeds were applied to a receivable of $230,064 recorded at December 31, 2013. The remaining $259,544 is reported, net of expenses, as gain on sale of assets in 2014.

On May 21, 2014 (“Funding Date”), American Shale entered into a purchase and sale agreement (the “Republic PSA”) with its joint venture partner, Republic Energy Ventures (“Republic”). Under the Republic PSA, for $15 million, American Shale sold (i) an undivided interest across all of its undeveloped leasehold amounting to approximately 2,239 net acres, (ii) an over-riding royalty interest of 1.5% in all of its leasehold in Wetzel County, West Virginia, and (iii) an over-riding royalty interest of 1.0% in six (6) wells that are currently being drilled in Marshall County, West Virginia. The consideration was in the form of a credit against expenses incurred by Republic on behalf of American Shale. American Shale reserved the right to receive 25% of the net profits earned by Republic on the assets sold. American Shale had the option to repurchase the undivided interest across all of its undeveloped leasehold, plus the over-riding royalty interest in its Wetzel County leasehold, for $15 million if (i) such payment was made within six (6) months of the Funding Date, or (ii) a purchase and sale agreement that would allow for such repayment by American Shale was signed within such period and the transaction contemplated therein closed prior to December 31, 2014. American Shale did not exercise the option to repurchase the royalty interest and the sales was recognized as a gain on sale of assets at December 31, 2014.

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

On December 24, 2014, American Shale closed a transaction pursuant to a Purchase and Sale Agreement (the “PSA”) executed as of December 24, 2014 with Wellbore Capital, LLC, a Delaware limited liability company (“Wellbore”). Pursuant to the PSA, the Sellers granted to Wellbore overriding royalty interests in certain leases (the “Oil and Gas Properties”) located in Wetzel and Marion Counties, West Virginia (collectively, the “ORRI”). Under the PSA, the purchase price for the ORRI was $11.0 million, of which the Company received approximately $10.7 million in cash at closing. The PSA provides Wellbore the right to sell its interests in the ORRI to a third party acquiror in the event that American Shale sells all of its interests in the oil and gas properties to such acquiror. If such sale occurs prior to December 31, 2017, Wellbore alternatively has the right to require American Shale to repurchase the ORRI for a certain return on its investment in the ORRI.

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

NOTE 8 — NOTES PAYABLE

On April 26, 2012, American Shale closed a Credit Agreement transaction (hereafter the “Chambers Credit Agreement”) with several banks and other financial institutions or entities that from time-to-time will be parties to the Chambers Credit Agreement (the “Lenders”), and Chambers Energy Management, LP as the administrative agent (“Agent” or “Chambers”).

The Chambers Credit Agreement was originally for a notional amount of $50 million, which was received at closing net of a $3 million Original Issue Discount (“OID”) and a $50,000 administrative fee due annually. These OID costs were netted against notes payable and were being amortized over the life of the loan using the straight-line method, which approximated the effective interest method. For the nine months ended September 30, 2015 and 2014, $0 and $1,189,400 of the OID was amortized as interest expense, respectively.

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

During the three and nine months ended September 30, 2014, the Company recorded interest of $0 and $1,115,280 related to amortization of the Termination Fee Debt Discount.

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

On May 21, 2014, American Shale, entered into a credit agreement (hereafter the “Morgan Stanley Credit Agreement”) by and among American Shale, several lenders (the “Lenders”), and Morgan Stanley Capital Group Inc. as the administrative agent (“Agent”). Trans Energy is a guarantor of the Credit Agreement as is Prima, another of our wholly owned subsidiaries. The Morgan Stanley Credit Agreement provides that the Lenders will lend American Shale up to $200 million, including an initial draw of $102.5 million plus a PIK fee of $593,750, a contingent committed amount of $47.5 million and an uncommitted amount of $50 million (the “Loans”). The initial draw under the facility was used primarily to repay all of the outstanding debt under the Chambers Credit Agreement, as well as to fund certain fees and expenses incurred in connection with the Morgan Stanley Credit Agreement.

The Loans will initially bear interest at a per annum rate equal to 9% plus the greater of 1% or LIBOR, for a three month interest period. The interest rate will be automatically lowered if American Shale improves the ratio of the value of its proved developed producing (“PDP PV9”) properties to its funded debt, less cash and other liquid assets, as further defined under the Morgan Stanley Credit Agreement (the “Net Debt Ratio”). Upon the occurrence of certain events of default, the loans will bear interest at an additional 2% per annum above the initial rate, and with respect to other events of default, may bear interest at the higher default rate. Interest is due and payable monthly in arrears. During the three months ending September 30, 2015 and 2014, the Company recorded interest expense of $3,917,077 and $2,901,745, respectively, related to the Morgan Stanley Credit Agreement. During the nine months ending September 30, 2015 and 2014, the Company recorded interest expense of $9,790,679 and $4,715,501, respectively, related to the Morgan Stanley Credit Agreement.

The initial loan was advanced as a single funding of $102.5 million plus a PIK fee of $593,750 on the Funding Date of May 31, 2014. Additional amounts up to $47.5 million may be drawn within the two year period after the Funding Date provided that the Net Debt Ratio, pro forma for such subsequent drawdowns, based on the level of PDP PV9 that is projected six months from the date of each drawdown, meets certain pre-defined targets. All principal will be due on December 31, 2018 (the “Maturity Date”), if not accelerated before that date (see below for details regarding the First Amendment and Waiver). Scheduled amortization of the principal amount of the loans may begin on May 1, 2015, unless the Net Debt Ratio exceeds certain defined parameters, in which case scheduled amortization may begin as late as May 1, 2016. No amortization is required if American Shale’s Net Debt Ratio meets certain criteria. The minimum amortization required each month will be the greater of (i) 0.75% of the then outstanding balance (after May 1, 2016) or (ii) the amortization amount that would be required for American Shale to achieve a predetermined Net Debt Ratio within six months. Such ratios increase over time.

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

On the Funding Date, American Shale also entered into a Net Profits Interest Agreement (the “NPI Agreement”) with the Agent. The NPI Agreement provides that subsequent to the repayment of the Loans, American Shale will pay a net profits interest to the Agent (the “NPI”). The NPI is to be calculated based on production revenues less certain expenditures, including operating costs, general and administrative expenses, interest and capital expenditures. The amount of interest expense and general and administrative expenses that can be charged are limited based on the amounts that were previously expensed prior to repayment of the Loans. The NPI is earned based on amounts borrowed under the Morgan Stanley Credit Agreement. As of the Funding Date, a NPI of 6.5% of the net profits, as defined under the NPI Agreement, has been earned. The Agent will earn up to an additional 2.5% of the net profits pro rata for any subsequent borrowing by American Shale under the $47.5 million contingent commitment. At June 30, 2014, the Company recorded a discount related to the NPI of $3,339,376 on proved property and $733,034 on unproved property. The total value recorded as a discount on loan payable related to the NPI is $4,072,410. For the three months ended September 30, 2015 and 2014, the Company recorded interest expense related to the accretion of the NPI discount in the amount of $431,196 and $296,175. For the nine months ended September 30, 2015 and 2014, the Company recorded interest expense related to accretion of the NPI discount in the amount of $875,459 and $296,175, respectively, which is computed using the straight line method over the life of the loan.

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

In accordance with the First Amendment and Waiver, interest of $3,917,077 for the months of July, August, and September, 2015, was added to the principal balance of the loan. In addition, $1,000,000 was added to the principal balance of the loan upon execution of the First Amendment and Waiver. These fees were recorded as financing costs and are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method.

On September 3, 2015, American Shale entered into a Deposit Account Control Agreement (“DACA”) with Morgan Stanley Capital Group, Inc., administrative agent for the Lenders (“Agent”) and United Bank, Inc. Currently, the settlements related to the Company’s derivative and hedge financial instruments are deposited directly into depository accounts subject to the DACA. The agent exercises control of the depository accounts subject to the DACA and has the ability to prevent disbursements from those restricted accounts to our unrestricted cash accounts. Due to the failed PSA with Tug Hill (see Note 5 above), we believe we were in technical default under the First Amendment and Waiver as of September 30, 2015. We have not received a Notice of Default under the First Amendment and Waiver; however, to be conservative, the debt balance under the Credit Agreements is presented as a current liability on the Company’s balance sheet as of September 30, 2015.

In December 2014, M3 Appalachia Gathering, LLC (“M3”) completed a waterline to improve water supply and lower completion costs, as compared to trucking, with respect to the Company’s wells in Marion County, West Virginia. The Company’s cost of the waterline is approximately $3.1 million, which is being paid to M3 through 36 monthly payments, at an internal rate of return to M3 of 15%, of $105,730. As of September 30, 2015, the Company had recorded a long-term asset of $3.1 million, net of depreciation of $115,429, and current and long-term note payable in the amounts of $996,718 and $1,261,371 respectively.

The following table summarizes the components of total debt recorded on the Company’s consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Morgan Stanley Credit Agreement - Morgan Stanley Tranche A and B	116,371,068	112,500,000
Morgan Stanley Credit Agreement - Morgan Stanley PIK Fee	1,639,759	593,750
Morgan Stanley Credit Agreement - Morgan Stanley NPI	(2,678,644)	(3,554,103)
M3 Appalachia Gathering LLC Note Payable	2,258,089	—
Other loan — vehicles	—	4,402

Total debt	$117,590,272	$109,544,049

NOTE 9 — DERIVATIVE AND HEDGING FINANCIAL INSTRUMENTS

On May 9, 2013 American Shale, entered into costless collars covering approximately 85% of its expected natural gas production from wells that were considered proved developed producing (“PDP”) as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The costless collars consist of long put options (floor) with a strike price of $4.00 per MMBtu and offsetting short calls (ceiling) with a strike price of $4.28 per MMBtu. The aforementioned volumes are hedged beginning with the June 2013 contract and ending with the April 2015 contract. A total of 3.4 MMBtu are hedged over this period, with monthly volumes declining from a high of approximately 207,000 MMBtu in June 2013 to 113,000 MMBtu in April 2015. The contract period of this BP Hedge was completed in April 2015. The fair value of these commodity contracts was $0 and $410,389 at September 30, 2015 and December 31, 2014, respectively.

On May 21, 2014, American Shale, entered into fixed price hedges (“Morgan Stanley Fixed I”), which, when combined with existing hedges covered approximately 90% of its expected natural gas production from PDP wells as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The hedges consist of swaps with strike prices ranging between $4.38 per MMBtu to $4.06 per MMBtu. The hedges begin with the June 2014 contract and end with the December 2018 contract. A total of 13,932,171 MMBtu are hedged over this period, with monthly volumes declining from a high of 444,534 MMBtu in July 2014 to 171,940 MMBtu in November 2018. Under the April 27, 2015 Consent and Agreement, related to the Morgan Stanley Credit Agreement, the administrative agent also consented to the monetization of a portion of American Shale’s natural gas hedges. The hedge was monetized in April 2015 for the hedges volumes in years 2016 through 2018 by resetting the strike price from $4.11 to the current market price of $3.27. The fair value of these commodity contracts was $1,265,173 and $5,878,302 at September 30, 2015 and December 31, 2014, respectively.

On August 20, 2014, American Shale, entered into fixed price hedges (“Morgan Stanley Fixed II”), which, when combined with existing hedges, covered approximately 90% of its expected natural gas production from PDP wells as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The hedges consist of swaps with a fixed strike price of $3.92 per MMBtu. The hedges begin with the September 2014 contract and end with the December 2018 contract. A total of 10,499,038 MMBtu are hedged over this period, with monthly volumes declining from a high of 326,700 MMBtu in January 2015 to 45,854 MMBtu in November 2018. Under the April 27, 2015 Consent and Agreement, related to the Morgan Stanley Credit Agreement, the administrative agent also consented to the monetization of a portion of American Shale’s natural gas hedges. The hedge was monetized in April 2015 for the hedges volumes in years 2016 through 2018 by resetting the strike price from $3.92 to the current market price of $3.27. The fair value of these commodity contracts was $472,588 and $1,941,465 at September 30, 2015 and December 31, 2014, respectively.

The fair value of the Fixed I and Fixed II commodity contracts for the hedges volumes in years 2016 through 2018 in total was $2,798,905 at September 30, 2015.

On December 23, 2014 American Shale, entered into Basis Swap fixed price hedges (“Morgan Stanley Fixed III”) covering approximately 50% of its expected natural gas production from PDP wells as of December 23, 2014. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The hedges consist of swaps with a fixed strike price of $(1.12) per MMBtu. The hedges begin with the December 2014 contract and end with the December 2018 contract. A total of 7,301,209 MMBtu are hedged over this period, with monthly volumes declining from a high of 266,891 MMBtu in December 2014 to 104,084 MMBtu in November 2018. The fair value of these commodity contracts was $(1,491,045) and $(716,488) at September 30, 2015 and December 31, 2014, respectively.

The Company has a master netting agreement on the gas hedge and therefore the current asset and liability are netted on the condensed consolidated balance sheet and the non-current asset and liability are netted on the condensed consolidated balance sheet.

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The Company has netting arrangements with Morgan Stanley that provide for offsetting payables against receivables from separate derivative instruments.

The following tables summarize the approximate volumes and average contract prices of contracts the Company had in place as of September 30, 2015, following the monetization of hedges that took place in April 2015:

Contract Period Of Morgan Stanley Fixed I	Volumes	Weighted- Average Fixed Price
	(MMBtu)	(per MMBtu)
2015	893,151	$4.11
2016	3,174,357	$3.27
2017	2,783,102	$3.27
2018	1,939,187	$3.27

All gas hedges*	8,789,797

*	Gas hedges are comprised of IF Henry Hub (100%).

Contract Period Of Morgan Stanley Fixed II	Volumes	Weighted- Average Fixed Price
	(MMBtu)	(per MMBtu)
2015	382,817	$3.92
2016	992,431	$3.27
2017	771,407	$3.27
2018	603,458	$3.27

All gas hedges*	2,750,113

* Gas hedges are comprised of IF Henry Hub (100%).

Contract Period Of Morgan Stanley Fixed III	Volumes	Basis Swap Fixed Price
	(MMBtu)	(per MMBtu)
2015	553,830	$(1.12)
2016	1,878,290	$(1.12)
2017	1,539,998	$(1.12)
2018	1,329,467	$(1.12)

All gas hedges*	5,301,585

*	Gas hedges are comprised of IF Henry Hub (100%).

The following tables detail the fair value of derivatives recorded in the accompanying balance sheets, by category:

	As of September 30, 2015
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Commodity derivative	Current assets	$3,160,081	Current liabilities	$226,633
Commodity derivative	Noncurrent assets	1,376,585	Noncurrent liabilities	1,264,412

		$4,536,666		$1,491,045

	As of December 31, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Commodity derivative	Current assets	$5,420,309	Current liabilities	$—
Commodity derivative	Noncurrent assets	2,809,847	Noncurrent liabilities	716,488

		$8,230,156		$716,488

The table below summarizes the realized and unrealized gains and losses related to our derivative instruments for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Realized gains (loss) on commodity derivative	$2,108,934	$530,150	$14,238,371	$80,103
Change in fair value of commodity derivative	813,129	2,432,946	(4,468,047)	(142,636)
Change in fair value of warrant derivative liability		—		—

Total realized and unrealized gains (loss) recorded	$2,922,063	$2,963,096	$9,770,324	$(62,533)

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

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The valuation policies were determined by the Treasurer and are approved by the President. Fair value measurements are discussed with the Company’s audit committee, as deemed appropriate. Each quarter, the inputs used in the fair value calculations are updated and management reviews the changes from period to period for reasonableness. The Company has consistently applied the valuation techniques discussed below in all periods presented.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 by level within the fair value hierarchy

	Level 1	Level 2	Level 3	Total
September 30, 2015
ASSETS:
Commodity contracts		$4,536,666		$4,536,666
LIABILITIES:
Commodity contracts		$1,491,045		$1,491,045
December 31, 2014
ASSETS:
Commodity contracts		$8,230,156		$8,230,156
LIABILITIES:
Commodity contracts		$716,488		$716,488

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

NOTE 11 — STOCKHOLDERS’ EQUITY

In April 2015, Trans Energy issued 150,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $1.80 per share.

In February 2015, Trans Energy issued 100,000 shares of common stock to John G. Corp, President, for the 2014 Performance Payment at a value of $2.10 per share.

In February 2015, Trans Energy issued 100,000 shares of common stock to Stephen P. Lucado, Chairman of the Board, for the 2014 Performance Payment at a value of $2.10 per share.

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

The Company has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The Company has estimated a forfeiture rate of zero as the effect of forfeitures has not been significant and the small number of option holders does not provide a reasonable basis for prediction. The Company estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The fair value of all options granted during the three and six months ending September 30, 2015, was determined using the following assumptions:

Expected volatility	70% - 90%
Risk free interest rate	0.80% - 1.75%
Expected term (years)	3.0 - 5.0
Dividend yield	0%

As a result of the above stock and option transactions, we recorded total stock-based compensation of $125,027 and $214,906 for the three months ended September 30, 2015 and 2014, respectively and $817,030 and $698,122 for the nine months ended September 30, 2015 and 2014, respectively.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2013	4,045,324	$1.85	2.05 Years	$7,483,849
Granted	252,000	$3.80
Exercised	(1,138,331)	$0.78
Forfeited	(14,000)	$2.43
Expired	—	—

Outstanding December 31, 2014	3,144,993	$2.39	1.48 Years	$7,516,533
Granted	—	—
Exercised	(218,010)	$1.50
Forfeited	—	—
Expired	(566,983)	$1.54

Outstanding September 30, 2015	2,360,000	$2.67	.57 Years	$6,301,200
Exercisable at September 30, 2015	2,152,667	$2.61		$5,618,461
Unvested at September 30, 2015	207,333

NOTE 12 — EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income (loss) per share of common stock includes both vested and unvested shares of restricted stock. Diluted net income (loss) per common share of stock is computed by dividing net income by the diluted weighted-average common shares outstanding. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three and nine month periods ended September 30, 2015 and 2014, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

As of September 30 2015, potentially dilutive securities included (i) 34,000 unvested shares of restricted common stock and (ii) 0 in-the-money outstanding options.

NOTE 13 — BUSINESS SEGMENTS

Our principal operations consist of exploration and production through Trans Energy, American Shale, Prima, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning our operations in different segments is as follows:

	For the Three Months Ended September 30	Exploration and Production	Pipeline Transmission	Corporate	Total

Revenue	2015	$2,662,511	$45,845	$2,765	$2,711,121
	2014	6,667,618	44,256	63,407	6,775,281
Income (Loss) from operations	2015	(675,929)	22,719	(752,871)	(1,406,081)
	2014	923,945	(21,715)	(7,713,446)	(6,811,216)
Interest expense	2015	6,114,306	—	2,708	6,117,014
	2014	3,456,817	—	1,567	3,458,384
Depreciation, depletion, amortization and accretion	2015	961,880	250	17,436	979,566
	2014	2,532,782	250	—	2,533,032
Property and equipment acquisitions, including oil and gas properties	2015	(79,082)	—	—	(79,082)
	2014	8,056,902		6,383	8,063,285

	For the Nine Months Ended September 30	Exploration and Production	Pipeline Transmission	Corporate	Total

Revenue	2015	$10,668,175	$129,734	$8,679	$10,806,588
	2014	24,816,633	121,875	69,840	25,008,348
Income (Loss) from operations	2015	(4,207,934)	74,856	(3,772,411)	(7,905,489)
	2014	8,301,050	7,141	(10,689,310)	(2,381,119)
Interest expense	2015	12,276,046	—	4,448	12,280,494
	2014	17,336,337	—	6,156	17,342,493
Depreciation, depletion, amortization and accretion	2015	5,313,113	750	57,160	5,371,023
	2014	6,814,714	856	—	6,815,570
Property and equipment acquisitions, including oil and gas properties	2015	114,515	—	5,168	119,683
	2014	24,064,991	—	8,470	24,073,461
Total assets, net of intercompany accounts:
September 30, 2015		101,320,197	65,127		101,385,324
December 31, 2014		111,755,587	13,558		11,769,145

Property and equipment acquisitions include accrued amounts and reclassifications.

NOTE 14 — RELATED PARTY TRANSACTIONS

During 2015 and 2014, the Company has conducted business with two companies owned by Clarence E. Smith. Work was awarded the companies after bids were sought and reviewed. The amount of payments total $105,000 and $48,000 for 2015 and 2014, respectively.

In May 2015, the Company engaged Opportune LLP, a consulting firm specializing in assisting clients across the energy industry, to perform reporting functions for which the company did not have the staff to complete in the prescribed timeframes. Josh L. Sherman, a member of our board of directors and chairman of our Audit Committee, is a partner in Opportune LLP. As a result of our engagement of Opportune LLP, Mr. Sherman will no longer be considered an independent director. The amount of payments total $416,375 and $0 for 2015 and 2014 respectively.

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

We intend to focus our development and exploration efforts in our Marcellus properties and utilize our acreage position to expand our reserve base through continued exploratory and development drilling the Marcellus Shale for 2015 and beyond. We will evaluate our properties on a continuous basis in order to optimize our existing asset base. We plan to employ the latest drilling, completion, and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells. We believe that our extensive acreage position will allow us to grow through high risk drilling in the near term.

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

Results of Operations

Three months ended September 30, 2015 compared to September 30, 2014

The following table sets forth the relationship of total revenues of principal items contained in our Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014.

	Three months ended September 30,
	2015	2014
Total revenues	$2,711,121	$6,775,281
Total costs and expenses	(4,117,202)	(13,568,017)
Gain (loss) on sale of assets	—	(18,480)

Income from operations	(1,406,081)	(6,811,216)
Other expenses, net	(3,194,395)	(494,738)
Income tax	—	—

Net loss	$(4,600,476)	$(7,305,954)

The following table is a summary of revenues, volumes, and pricing for the three months ended September 30, 2015 and 2014.

Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

	Three Months Ended September 30,		Increase/
	2015	2014	(Decrease)
Natural gas sales	$2,224,422	$5,217,908	$(2,993,486)	-57.4%
Oil sales	$4,082	$20,119	$(16,037)	-79.7%
Natural gas liquid sales	$434,007	$1,429,591	$(995,584)	-69.6%

Total Oil & Gas Sales	$2,662,511	$6,667,618	$(4,005,107)	-60.1%
Transportation and other revenue	$48,610	$107,663	$(59,053)	54.8%

Total revenue	$2,711,121	$6,775,281	$(4,064,160)	-60.0%
Net Production
Natural gas sales (MCF)	1,777,188	1,751,042	26,146	1.5%
Oil sales (Bbls)	214	250	(36)	-14.4%
Natural gas liquids (gallons)	3,215,419	1,613,096	1,602,323	99.3%
Natural Gas Equivalent ( MCFe)	2,237,818	1,982,984	254,834	12.9%
Average Sales Price per Unit
Natural Gas (MCF)	$1.25	$2.98	$(1.73)	-58.1%
Oil (Bbl)	$19.07	$80.48	$(61.41)	-76.3%
Natural gas liquids (gallons)	$0.13	$0.89	$(0.76)	-85.4%
Natural Gas Equivalent (MCFe)	$1.19	$3.36	$(2.17)	-64.6%

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Three Months Ended September 30,
	2015	2014
Costs and expenses of production:
Production expenses	$2,120,475	$2,771,858
Production taxes	261,524	486,274
G&A expenses (excluding share-based compensation)	630,610	7,561,947
Non-cash shared-based compensation	125,027	214,906
Depletion of oil and natural gas properties	1,898,095	2,883,037
Depreciation and amortization	(920,932)	(351,010)
Accretion of discount on asset retirement obligation	2,403	1,005
Costs and expenses per MCFE of production:
Production expenses	0.95	1.41
Production taxes	0.12	0.25
G&A expenses (excluding share-based compensation)	0.28	3.79
Non-cash shared-based compensation	0.06	0.14
Depletion of oil and natural gas properties	0.85	1.45
Depreciation and amortization	(0.41)	(0.18)
Accretion of discount on asset retirement obligation	—	—

Total revenues decreased primarily due to a decrease in natural gas and (NGL) prices, offset in part by an increase in natural gas and NGL volumes, which was driven by new wells being turned into sales since the third quarter of 2014. For the three months ended September 30, 2015 and 2014, respectively, we had 38 gross wells and 12.45 net wells compared to 30 gross wells and 12.18 net wells.

Production costs decreased $876,133 or 27% for the three months ended September 30, 2015 as compared to the same period for 2014, primarily due to a change in estimate for ad valorem taxes in the third quarter and lower production taxes, offset in part by higher gathering, transportation and processing fees associated with increased production in Marshall and Wetzel counties.

Depreciation, depletion, amortization and accretion expense decreased by $1,553,466 or 61% for the three months ended September 30, 2015 compared to the same period for 2014, primarily due to the increased production volumes and lower year end reserves.

Selling, general and administrative expense decreased $421,216 or 36% for the three months ended September 30, 2015 as compared to the same period for 2014, primarily due to a decrease in legal fees and share based compensation.

Interest expense increased $2,658,630 or 77% for the three months ended September 30, 2015 as compared to the same period for 2014 due to a higher balance on the Morgan Stanley loan, as well as increased fees and a higher interest rate that went into effect during the period due to the First Amendment and Waiver. The amortization of NPI and financing fees was also reclassified into interest expense during the quarter. Stated interest rate was 13% if paid in cash and 15% if paid in kind on the Morgan Stanley loan after July 31, 2015 compared to 10% paid in cash prior to that date. For the three months ended September 30, 2015 the average loan balance was $114,905,089 compared to $104,276,956 for the same period in 2014.

Gain on commodity derivative for the three months ended September 30, 2015 was $2,922,063 as compared to a gain of $2,963,096 for the same period last year. This represents a small decrease in the fair value of the gas hedges that were entered into in connection with the Morgan Stanley financing.

Net loss for the three months ended September 30, 2015 was $4,600,476 compared to a net loss of $7,305,954 for the same period of 2014. The decrease in net loss is due primarily to decrease in environmental settlement costs and depreciation, depletion, amortization and accretion, offset in part by an increase in interest expense and a decrease in revenue.

Nine months ended September 30, 2015 compared to September 30, 2014

The following table sets forth the relationship of total revenues of principal items contained in our Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015 and 2014.

	Nine months ended September 30,
	2015	2014
Total revenues	$10,806,588	$25,008,348
Total costs and expenses	(18,712,077)	(27,578,083)
Gain (loss) on sale of assets	—	188,616
Income (loss) from operations	(7,905,489)	(2,381,119)
Other expenses, net	(2,508,533)	(17,402,981)
Income tax	—	—

Net loss	$(10,414,022)	$(19,784,100)

The following table is a summary of revenues, volumes, and pricing for the nine months ended September 30, 2015 and 2014.

Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

	Nine Months Ended September 30,		Increase/
	2015	2014	(Decrease)
Natural gas sales	$9,073,049	$20,982,334	$(11,909,285)	-56.8%
Oil sales	$31,343	$148,209	$(116,866)	-78.9%
Natural gas liquid sales	$1,563,783	$3,686,090	$(2,122,307)	-57.6%

Total Oil & Gas Sales	$10,668,175	$24,816,633	$(14,148,458)	-57.0%
Transportation and other revenue	$138,413	$191,715	$(53,302)	-27.8%

Total revenue	$10,806,588	$25,008,348	$(14,201,760)	-56.8%
Net Production
Natural gas sales (MCF)	5,614,926	4,839,952	774,974	16.0%
Oil sales (Bbls)	816	1,865	(1,049)	-56.2%
Natural gas liquids (gallons)	6,406,777	3,701,491	2,705,286	73.1%
Natural Gas Equivalent ( MCFe)	6,535,079	5,379,928	1,155,151	21.5%
Average Sales Price per Unit
Natural Gas (MCF)	$1.62	$4.34	$(2.72)	-62.7%
Oil (Bbl)	$38.39	$79.46	$(41.07)	-51.7%
Natural gas liquids (gallons)	$0.24	$1.00	$(0.76)	-76.0%
Natural Gas Equivalent (MCFe)	$1.63	$4.61	$(2.98)	-64.6%

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Nine Months Ended September 30,
	2015	2014
Costs and expenses of production:
Production expenses	$8,587,441	$8,467,595
Production taxes	972,522	1,535,769
G&A expenses (excluding share-based compensation)	2,964,060	10,061,028
Non-cash shared-based compensation	817,031	698,121
Depletion of oil and natural gas properties	6,162,284	7,194,402
Depreciation and amortization	(796,759)	(381,583)
Accretion of discount on asset retirement obligation	5,498	2,751
Costs and expenses per MCFE of production:
Production expenses	1.31	1.58
Production taxes	0.15	0.29
G&A expenses (excluding share-based compensation)	0.52	1.87
Non-cash shared-based compensation	0.06	0.13
Depletion of oil and natural gas properties	0.94	1.34
Depreciation and amortization	(0.12)	(0.07)
Accretion of discount on asset retirement obligation	—	—

Total revenues decreased primarily due to a decrease in natural gas, oil, and natural gas liquid (NGL) prices that was only partially offset by an increase in natural gas and natural gas liquid (NGL) production volumes. The increase in natural gas and NGL volumes resulted from bringing new wells into production since the third quarter of 2014. For the nine months ended September 30, 2015 and 2014, respectively, we had 38 gross wells and 12.45 net wells compared to 30 gross wells and 12.18 net wells.

Production costs decreased $443,401 or 4% for the nine months ended September 30, 2015 as compared to the same period for 2014, primarily due to a change in estimate for ad valorem taxes in the third quarter and lower production taxes, offset in part by higher gathering, transportation and processing fees associated with increased production in Marshall and Wetzel counties.

Depreciation, depletion, amortization and accretion expense decreased by $1,444,547 or 21% for the nine months ended September 30, 2015 compared to the same period for 2014, primarily due to the increased production volumes and lower year end reserves.

Selling, general and administrative expense decreased $378,058 or 9% for the nine months ended September 30, 2015 as compared to the same period for 2014, primarily due to a decrease in legal and professional fees that was offset in part by an increase in share based compensation.

Interest expense decreased $5,061,999 or 29% for the nine months ended September 30, 2015 as compared to the same period for 2014 due to recording a termination fee of $3,104,200 related to the A&R Credit Agreement and amortization of debt discount in the amount of $2,825,379. In 2014 the stated interest rate for the Chambers loan was 11%. The stated interest rate for the Morgan Stanley loan was 10% for 2014. The Morgan Stanley stated interest rate remained at 10% until July 31, 2015, after which the stated interest rate was 13% if paid in cash and 15% if paid in kind. For the nine months ended September 30, 2014 the average loan balance was $113,697,530 compared to $96,598,429 for the same period in 2014.

Gain on commodity derivative for the nine months ended September 30, 2015 was $9,770,324, compared to a loss of $62,533 in 2014. This represents the increase in the fair value of our gas hedges, and includes the gain booked in the second quarter of 2015 related to the resetting of certain of our hedges.

Net loss for the nine months ended September 30, 2015 was $10,414,022 compared to a net loss of $19,784,100 for the same period of 2014. This decrease in net loss is due primarily to a decrease in interest expense and the reduction in in environmental costs, as well as an increase in the gain on commodity derivatives that offset lower production revenue.

Liquidity and Capital Resources

Trans Energy’s unaudited interim consolidated financial statements are prepared using account principles generally accepted in the United State of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have incurred net losses for the three months and nine months ended September 30, 2015, of $(4,600,476) and $(10,414,022), respectively. Although our current and prior year-to-date revenues were not sufficient to cover our operating costs and interest expense, we are focusing on completing Marcellus Shale wells which have been drilled, based upon projections, we would expect an increase in our cash flow. If our cash flows from operations are not sufficient to meet liquidity requirements, we may need to sell assets, obtain additional financing or issue equity.

Historically, we have satisfied our working capital needs with borrowed funds and the proceeds of acreage sales. At September 30, 2015, we had negative working capital of $111,990,797 compared to negative working capital of $4,211,011 at December 31, 2014. The decrease in working capital is primarily due to increase in current portion of notes payable, decreases in accounts receivable, derivative assets, environmental settlement and related costs, accounts payable to drilling operator, and accrued expenses.

During the first nine months of 2015, net cash used by operating activities was $1,389,253 compared to net cash provided of $2,001,526 for the same period of 2014. This decrease in cash flow from operations was primarily due to lower commodity prices, the payment of accrued costs related to environmental settlements, and higher cash interest expense, which were partially offset by an increase production volumes.

We expect our cash flow from operations for 2015, compared to the comparable period in 2014, to decrease because of lower projected commodity prices that will offset higher projected production due to the increase in the number of producing wells. However, if realized commodity prices miss expectations, our cash flow provided by operations may differ materially from our expectations.

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

During the first nine months of 2015, net cash used by investing activities was $119,683 compared to net cash used of $8,813,793 in the same period in 2014. The change was due to lower capital expenditures and no proceeds from asset sales in 2015, compared to higher capital expenditures and greater proceeds from the sale of assets in 2014.

During the first nine months of 2015, net cash provided by financing activities was $1,144,485 compared to net cash provided of $5,400,689 for the same period in 2014. This change was due to the fact that we increased our loan balances by a larger amount in 2014 than in the comparable period in 2015.

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

Abcouwer

On March 6, 2012, James K. Abcouwer (“Abcouwer”), former Chief Executive Officer of the Company, filed an action in the Circuit Court of Kanawha County, West Virginia against the Company (James K. Abcouwer vs. Trans Energy, Inc.). The action relates to the Stock Option Agreement (the “Agreement”) entered into between the Company and Abcouwer on February 7, 2008. By his complaint, Abcouwer alleges that the Company has breached the Agreement by not permitting Abcouwer to exercise options that are the subject of the Agreement. The Company believes that according to the terms of the Agreement all options and other rights described in the Agreement terminated ninety (90) days after the termination of Abcouwer’s employment with the Company. Mr. Abcouwer is requesting an amount for his loss of the value of the stock options that are subject to the Agreement. Said amount has not been determined. Abcouwer and the Company filed cross motions for summary judgment, which were heard by the Court in June 2014. On August 20, 2015, the Court entered its order denying the parties’ cross motions. A trial date was set for May 9, 2016.

On January 14, 2013, Abcouwer filed an action in the Circuit Court of Kanawha County, West Virginia against the Company, and two individual defendants currently on the Board of Directors of the Company – William F. Woodburn and Loren E. Bagley. In his complaint, Abcouwer alleges that Plaintiff and Defendants entered into a verbal agreement that required the Company to enter into a third party sales transaction which would have allegedly caused Abcouwer to make significant profit as the result of his ownership of Company stock. Abcouwer alleges that he lost approximately $30 million as a result of the fact that no sale of the Company ever took place. The Company believes that no such agreement existed and that Abcouwer’s claims are wholly without merit. On March 25, 2013, the Company filed an answer denying the existence of any liability and asserting, in the alternative, counterclaims for fraud and breach of fiduciary duty. The Company’s counterclaims allege that, to the extent a binding agreement between Abcouwer and the Company existed, Abcouwer failed to disclose such agreement to the Company and the SEC despite a duty to do so. Likewise, the Company asserts that Abcouwer made misrepresentations to the Board of Directors about an agreement with CIT Capital USA, Inc. to extend the maturity of a senior secured revolving credit facility in favor of self-serving interests, causing the Company millions in penalties. The Company filed a motion for summary judgment which was heard on June 18, 2015. The Court has informed the parties that it has denied the Company’s motion for summary judgment, but no order has been entered at this time. A pre-trial conference is currently set for December 14, 2015, at which time the Company expects the Court will assign a trial date for the case.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2015, Trans Energy issued 150,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $1.80 per share.

In February 2015, Trans Energy issued 100,000 shares of common stock to John G. Corp, President, for the 2014 Performance Payment at a value of $2.10 per share.

In February 2015, Trans Energy issued 100,000 shares of common stock to Stephen P. Lucado, Chairman of the Board, for the 2014 Performance Payment at a value of $2.10 per share.

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

Date: November 23, 2015	By	/s/ JOHN G. CORP
JOHN G. CORP
Principal Executive Officer

Date: November 23, 2015	By	/s/ JOHN G. CORP
JOHN G. CORP
Principal Financial Officer