Form 10-K
period 2015-12-31
TRANS ENERGY INC
filed 2016-07-08
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was $5,945,700 (based on a price of $1.75 per share).

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 8, 2016, was 15,549,454 shares

Documents incorporated by reference: None

TRANS ENERGY, INC.

PART I

Item 1	Business

History

Trans Energy, Inc. (“we,” “our,” “us” or the “Company”), a Nevada corporation formed in 1993, is an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas, and, to a lesser extent, the marketing and transportation of natural gas. As of December 31, 2015, we own working interests in 38 wells that have been completed in the Marcellus Shale formation, including 32 horizontal proved developed producing wells, 2 horizontal proved developed nonproducing wells, and 4 vertical proved developed nonproducing wells. In addition, we also own overriding royalty interests in approximately 300 shallow oil and gas wells in West Virginia, of which 127 are currently active. We also own and operate an aggregate of 19 miles of 6-inch and 4-inch gas transmission lines located within West Virginia in Ritchie and Tyler counties. We also have 47,091 gross acres (13,846 net) under lease in West Virginia primarily in the counties of Wetzel, Marshall, and Marion.

Our principal executive offices are located at 210 Second Street, P.O. Box 393, St. Marys, West Virginia 26170, and our telephone number is (304) 684-7053.

Our business strategy is to economically increase reserves, production and the sale of oil, natural gas, and natural gas liquids from existing and acquired properties in the Appalachian Basin in order to maximize shareholders’ return over the long term. Our strategic location in West Virginia enables us to actively pursue the acquisition and development of producing properties in that area to enhance our revenue base without proportional increases in overhead costs.

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

Recent Events

On May 20, 2016, we notified Morgan Stanley Capital Group, Inc. that we determined that we were in default under numerous provisions under the First Amended Credit Agreement dated as of July 31, 2015 (the “Credit Agreement”) among our subsidiary American Shale Development, Inc., a Delaware corporation (“Borrower”), the lenders party thereto from time to time (the “Lenders”), and Morgan Stanley Capital Group Inc., as administrative agent for such Lenders (in such capacity, “Administrative Agent”). The following defaults currently exist under the Credit Agreement:

1.	The Borrower has failed to maintain the Asset Coverage Ratio as set forth in Section 6.21 of the Credit Agreement since September 30, 2015;

2.	The Borrower has failed to timely provide the materials required pursuant to Sections 5.06 (r), (u), and (v) for the months ended December 31, 2015, January 31, 2016, February 29, 2016 and March 31, 2016;

3.	The Borrower has failed to timely effect the Tug Hill Disposition in accordance with Section 5.19;

4.	The Borrower has failed to timely engage a financial advisor reasonably acceptable to Administrative Agent and to commence the related refinancing activities in accordance with Section 5.20;

5.	The Borrower has failed to timely provide the annual financial statements pursuant to Section 5.06 (a) for the year ended December 31, 2015;

6.	The Borrower has failed to timely provide the Reserve Report pursuant to Section 5.06 (d) for the year ended December 31, 2015;

7.	The Borrower has failed to timely provide the Quarterly Report on Hedging pursuant to Section 5.06 (g) for the quarter ended September 30, 2015.

If these defaults under the Credit Agreement are not waived or otherwise resolved within the cure periods provided, the Administrative Agent will have the right to accelerate all of the outstanding indebtedness under the Credit Facility. If the Administrative Agent were to accelerate all of the obligations outstanding under the Credit Facility, we estimate that we would be required to pay approximately $135 million to the Administrative Agent and the Lenders. The debt balance under the Credit Agreements is presented as a current liability on the Company’s balance sheet as of December 31, 2015.

We are currently in discussions with the Administrative Agent and the Lenders regarding a potential restructuring of the obligations outstanding under the Credit Agreement. While we hope to close the restructuring as soon as possible, definitive documentation is subject to negotiation. Additionally, we can provide no assurances that we will be able to successfully finalize such a restructuring, that the terms of any such restructuring will be acceptable to us or the timing or closing of such a restructuring.

Effective May 1, 2016, Tyler Construction Company, Inc., a subsidiary of the Company (“Assignor”) entered into an assignment and bill of sale of Gas Pipeline (hereinafter, “Assignment”) with Diversified Gas & Oil Corp. (“Assignee”) whereby the Assignor assigned the pipeline, customers, sales meters and equipment to the Assignee, and the Assignee assumed the Assignor’s obligation to Dominion Field Services, Inc. under a contract between them in the amount of $87,469. Additionally, at closing, the Assignee paid the Assignor the sum of $32,530.

On September 3, 2015, American Shale entered into a Deposit Account Control Agreement (“DACA”) with the Administrative Agent and United Bank, Inc. Currently, the settlements related to the Company’s derivative and hedge financial instruments are deposited directly into depository accounts subject to the DACA. The Administrative Agent exercises control of the depository accounts subject to the DACA and has the ability to prevent disbursements from those restricted accounts to our unrestricted cash accounts.

On July 31, 2015, American Shale entered into an amendment and waiver (the “First Amendment and Waiver”) that amended the Credit Agreement and the associated NPI agreement. Under the terms of the First Amendment and Waiver, the parties agreed to:

•	Increase the Applicable Margin to 12% in the event that interest is paid in cash, and 14% if paid in kind (which represented a change from the 9% Applicable Margin then currently payable in cash);

•	Change the Maturity Date to December 31, 2016;

•	Remove the Leverage Ratio covenant;

•	Add a covenant requiring the PV-9 of the Borrower’s proved reserves to be greater than 1.5 times the net debt, with a minimum PDP component of proved reserves that increases over time;

•	Eliminate the make-whole premium and any other prepayment penalties related to debt paydowns;

•	Require the Borrower to limit its capital expenditures and other monthly expenditures to amounts agreed upon in the First Amendment and Waiver;

•	Require the Borrower to close the sale of assets in Wetzel County and pay down at least $30 million of debt by September 30, 2015;

•	Allow the Borrower to use the next $17 million of proceeds from the Wetzel County sale, plus 50% of any proceeds thereafter, primarily for expenditures in connection with an approved plan of development;

•	Begin a process to refinance the debt facility, or otherwise effect its paydown through a sale of assets, during the first quarter of 2016;

•	Defer any payment related to the NPI on the Wetzel County assets until the loans are repaid in full;

•	Increase the NPI on the assets remaining after the Wetzel County sale by 2%, to approximately 11%;

•	Pay total fees to the administrative agent of $4 million, of which $1 million was added to the loan balance upon execution of the First Amendment and Waiver. The remainder is to be added to the loan balance upon the closing of the sale of the Wetzel County assets.

In accordance with the First Amendment and Waiver, interest of $3,917,077 for the months of July, August, and September, 2015, was added to the principal balance of the loan. In addition, $1,000,000 was added to the principal balance of the loan upon execution of the First Amendment and Waiver.

On April 27, 2015, American Shale entered into a consent and agreement (the “Consent and Agreement”) that amended the Credit Agreement and the associated NPI agreement. The Consent and Agreement reduced the contingent borrowing availability under the Tranche B facility from $47.5 million to $10.0 million, and eliminated the Tranche C facility. Potential borrowings under the Tranche B facility had been contingent on American Shale’s ability to meet certain levels of PV-9 value for its producing properties, and as such there was no additional availability under Tranche B as of the signing of the Consent and Agreement. There were no other changes to the terms of the Tranche A facility loans under the Credit Agreement. The NPI agreement was amended to set the contingent NPI percentage at approximately 2.53%.

Under the Consent and Agreement, the administrative agent also consented to the monetization of a portion of American Shale’s natural gas hedges and the disposition of a portion of American Shale’s working and net revenue interests in wells in Marion County, West Virginia (the “Working Interests”) that have been recently drilled but not completed.

On April 27, 2015, American Shale entered into an agreement with Republic Energy Operating, LLC. Under this agreement, American Shale agreed to use the proceeds from the aforementioned hedge monetization as well as the sale of the Working Interests to pay all amounts due under the March 2015 joint interest billing statement in the amount of approximately $13.8 million provided by Republic Energy Operating, LLC. American Shale reserved the option to reacquire the Working Interests pursuant to a notice of election at agreed upon prices set forth in the agreement.

On October 1, 2014, Trans Energy, Inc. pleaded guilty to three misdemeanor charges related to Unauthorized Discharge into a Water of the United States in violation of the Clean Water Act. In connection with this plea, the Company agreed to pay a $600,000 fine and was placed on probation for a period of two years.

On August 25, 2014, we entered into a civil Consent Decree with the EPA with respect to the Clean Water Act matter and related issues that were discovered based upon an internal audit that we conducted. The Consent Decree requires us to pay a $3,000,000 civil penalty in two installments. The Company paid the first installment on its penalty in the amount of $1 million, plus interest, on July 20, 2015. Under an agreement with the United States and the State of West Virginia, the Company paid a second installment on its penalty in the amount of $250,000 on April 8, 2016, and a third installment in the amount of $1,750,000, plus interest, is now due on April 21, 2017. The Consent Decree requires us to perform certain restoration activities at the affected pond, well pad and access road sites over a period of three construction seasons. The Company is in the process of submitting delineation reports and restoration plans, with corresponding timelines for performing restoration activities, to the EPA for approval. The EPA has estimated that the restoration will cost as much as $13 million, but we intend to perform the work in a manner that will cause our costs to be significantly below this estimate. The Consent Decree also requires us to put in place and maintain an environmental compliance program. Finally, on December 21, 2015, the Company entered into an Administrative Agreement with the EPA Suspension and Debarment Division to resolve all matters relating to suspension, debarment, and statutory disqualification arising from the Company’s Clean Water Act misdemeanor plea. The Agreement requires that the Company comply with its plea agreement and Consent Decree, establish and review with employees a Code of Business Conduct and Ethics, establish an ethics hotline, prepare semiannual compliance reports, and retain an independent monitor to certify the Company’s compliance.

Drilling Operations

Republic Partners Joint Development Agreement

During 2015 we did not drill any new wells.

We drilled 14 horizontal wells in 2014 and retained a 41% working interest in three of the wells, approximately a 34% working interest in seven of the wells, and approximately a 13% working interest in the remaining four wells. In 2013, we drilled seven horizontal wells and retained a 50% working interest in six of the wells and approximately a 14% working interest in the remaining well. In 2012, we drilled five horizontal wells and retained a 50% working interest in two of the wells, a 43% working interest in one well, and approximately a 36% working interest in the remaining two wells.

Gastar Farm Out

Of the six horizontal wells drilled in 2011, four wells were drilled through a farm out with Gastar Exploration USA, Inc. (“Gastar”), whereby Gastar purchased a working interest in the wellbores. We retained a 5% working interest in the wellbores and Gastar retained a 45% working interest. Once Gastar receives 100% of their investment; then our working interest will increase to 12.5% and Gastar’s working interest will be reduced to 37.5%. Republic retained 50% working interest in these wells as permitted by the terms of the joint development agreement.

The following table summarizes the status of the wells drilled under the joint development agreement with Republic, which includes the farm out to Gastar.

Name	Net WI	Spud Date	Completion Date	Status at 12/31/15
Woodruff 1H	.41	January 2014	April 2014	Producing
Woodruff 2H	.41	February 2014	April 2014	Producing
Blackshere 200H	.34	March 2014	June 2014	Producing
Blackshere 201H	.34	March 2014	June 2014	Producing
Anderson 8H	.32	May 2014	August 2014	Producing
Anderson 9H	.32	May 2014	August 2014	Producing
Jones 3H	.14	May 2014	Est. 2016	Est. 2016
Shaver 1H	.36	July 2014	November 2014	Producing
Shaver 2H	.36	July 2014	November 2014	Producing
Sivert 1H	.37	July 2014	September 2014	Producing
Sivert 2H	.41	July 2014	September 2014	Producing
Wright 2H	.13	September 2014	Est. 2016	Est. 2016
Wright 1H	.13	October 2014	Est. 2016	Est. 2016
Michael 1H	.10	November 2014	Est. 2016	Est. 2016
Freeland 1H	.50	March 2013	July 2013	Producing
Goshorn 3H	.50	April 2013	June 2013	Producing
Goshorn 4H	.50	May 2013	June 2013	Producing
Freeland 2H	.50	May 2013	July 2013	Producing
Jones 2H	.14	June 2013	Est. 2016	Est. 2016
Beaty 2H	.50	July 2013	November 2013	Producing
Beaty 1H	.50	August 2013	November 2013	Producing
Anderson 5H	.36	January 2012	May 2012	Producing
Anderson 7H	.36	January 2012	May 2012	Producing
Doman 1H	.50	April 2012	October 2012	Producing
Doman 2H	.50	May 2012	October 2012	Producing
Martinez 1H	.43	June 2012	April 2013	Producing
Whipkey 3H	.05	May 2011	June 2011	Producing
Lucey 2H	.05	August 2011	October 2011	Shut In
Goshorn 1H	.05	October 2011	January 2012	Producing
Goshorn 2H	.05	November 2011	March 2012	Producing
Dewhurst 110H	.38	December 2011	May 2012	Producing
Dewhurst 111H	.38	December 2011	April 2012	Producing
Stout 2H	.48	August 2010	January 2011	Producing
Groves 1H	.50	September 2010	March 2011	Producing
Keaton 1H	.49	November 2010	March 2011	Producing
Lucy 1H	.50	December 2010	May 2011	Shut In
Whipkey 1H	.47	November 2009	May 2010	Producing
Whipkey 2H	.50	November 2009	April 2010	Producing
Dewhurst 73V	.50	June 2008	July 2008	Shut In
Hart 28H	.50	October 2008	April 2009	Producing
Dewhurst 50V	.50	October 2007	November 2007	Shut In
Hart 20V	.50	November 2007	March 2008	Shut In
Blackshere 101V	1.00	November 2007	December 2007	Shut In

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

For the years ended December 2015 and 2014, the majority of our natural gas was sold to SEI Energy, LLC. During 2015, the Company entered into purchase agreements with ARM Energy Management to purchase the majority of our gas sales in 2016.

Natural gas delivered through Trans Energy’s pipeline network is sold primarily to Dominion Gas, a local utility company, on an on-going basis at a variable price per month per Mcf, or to Sancho Oil and Gas Corporation (“Sancho”), a company controlled by a director of Trans Energy, at the industrial facilities near Sistersville, West Virginia. Approximately 98% of the natural gas delivered through our pipeline is sold to Dominion and the remaining 2% is sold to Sancho. Under our contract with Sancho, we have the right to sell natural gas subject to the terms and conditions of a contract that Sancho originally entered into with Dominion Gas in 1988. This agreement is a flexible volume supply agreement whereby we receive the full price that Sancho charges the end user, less a $0.05 per Mcf marketing fee paid to Sancho. During 2015 and 2014, Sancho retained their marketing fee and remitted the net amount to us.

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

Environmental Regulations

General. The Company’s exploration, drilling and production activities from wells and oil and natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil, natural gas and other products are subject to stringent federal, state and local laws and regulations relating to environmental quality, including those relating to oil spills and pollution control. The EPA has identified environmental compliance by the energy extraction sector as one of its enforcement initiatives for 2014-2016 and has renewed this enforcement initiative for 2017-2019, and as a general matter, the oil and gas exploration and production industry has been the subject of increasing scrutiny and regulation by environmental authorities. Although such laws and regulations can increase the cost of planning, designing, installing and operating such facilities, it is anticipated that, absent the occurrence of an extraordinary event, compliance with them will not have a material effect upon the Company’s operations, capital expenditures, earnings or competitive position.

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

Although oil and gas wastes generally are exempt from regulation as hazardous wastes (“Hazardous Wastes”) under the federal Resource Conservation and Recovery Act (“RCRA”) and some comparable state statutes, it is possible some wastes the Company generates presently or in the future may be subject to regulation under RCRA and state analogs. The Environmental Protection Agency (“EPA”) and various state agencies have limited the disposal options for certain wastes, including Hazardous Wastes and there is no guarantee that the EPA or the states will not adopt more stringent requirements in the future. Furthermore, certain wastes generated by the Company’s oil and natural gas operations that are currently exempt from designation as Hazardous Wastes may in the future be designated as Hazardous Wastes under RCRA or other applicable statutes, or may be subject to additional regulatory requirements, and therefore be subject to more rigorous and costly operating and disposal requirements.

Hydraulic Fracturing. Many of the Company’s exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. Hydraulic fracturing activities are typically regulated by state oil and gas commissions but not at the Federal level. At the federal level, the Safe Drinking Water Act (“SDWA”) expressly excludes regulation of these fracturing activities (except where diesel is a component of the fracturing fluid). Congress has periodically considered legislation to amend the federal Safe Drinking Water Act to remove the exemption from permitting and regulation provided to injection for hydraulic fracturing (except where diesel is a component of the fracturing fluid) and to require the disclosure and reporting of the chemicals used in hydraulic fracturing. This type of federal legislation, if adopted, could lead to additional regulation and permitting requirements that could result in operational delays making it more difficult to perform hydraulic fracturing and increasing our costs of compliance and operating costs.

In addition, the EPA has issued guidance regarding federal regulatory authority over hydraulic fracturing using diesel under the Safe Drinking Water Act’s Underground Injection Control Program. Further, in June 2016, the EPA released a study on the effects of hydraulic fracturing on drinking water resources. The study remains subject to public comment. This study and the EPA’s enforcement initiative for the energy extraction sector could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

In addition, some states have adopted, and other states are considering adopting, regulations that require disclosure of the chemicals in the fluids used in hydraulic fracturing. Additionally, some states, localities and local regulatory districts have adopted or have considered adopting regulations to limit, and in some case impose a moratorium on hydraulic fracturing or other restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations. Although none of the Company’s properties are in jurisdictions where the limits have been imposed, it is possible the jurisdictions where the Company’s properties are located may adopt such limits or other limits on hydraulic fracturing in the future. Further, the EPA has announced an initiative under The Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. Further the EPA recently issued rules prohibiting the discharge of waste water from onshore unconventional extraction facilities to publicly owned treatment works.

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

The EPA recently issued new rules limiting methane emissions from new or modified oil and gas sources. The rules amend the air emissions rules for the oil and natural gas sources and natural gas processing and transmission sources to include new standards for methane. Simultaneously with the methane rules, EPA adopted new rules governing the aggregating of multiple surface sites into a single-source of air quality permitting purposes. In addition, EPA had announced plans to begin work on regulations to regulate methane emissions from existing oil and gas sources. In January 2016, BLM has proposed rules governing flaring and venting on public and tribal lands, which could require additional equipment and emissions controls and well as inspection requirements.

Clean Water Act. The Clean Water Act (“CWA”) and analogous state laws restrict the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined to include, among other things, certain wetlands. Under the Clean Water Act, permits must be obtained for the discharge of pollutants into waters of the United States. The CWA provides for administrative, civil and criminal penalties for unauthorized discharges, both routine and accidental, of pollutants and of oil and hazardous substances. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require permits to discharge storm water runoff, including discharges associated with construction activities. The CWA also prohibits the discharge of fill materials to regulated waters including wetlands without a permit. As discussed above, EPA has prohibited the discharge of certain wastewater from oil and gas sources to publicly owned treatment works.

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

Climate Change Legislation. More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”), including methane and carbon dioxide, may be adopted and could cause the Company to incur material expenses in complying with them. In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. The EPA has established GHG reporting requirements for sources in the petroleum and natural gas industry, requiring those sources to monitor, maintain records on, and annually report their GHG emissions. Although the rule does not limit the amount of GHGs that can be emitted, it could require us to incur significant costs to monitor, keep records of, and report GHG emissions associated with our operations. The EPA recently announced its intention to take measures to require or encourage reductions in methane emissions, including from oil and natural gas operations. Those measures include the NSPS regulations in 2016 for reducing methane from new and modified oil and gas production sources and natural gas processing and transmission sources and the plan to propose rules for such existing sources, as discussed above.

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

Employees

As of the end of our fiscal year on December 31, 2015, we employed twelve full-time employees, consisting of four executives and managers, six marketing, lease acquisition and clerical persons, and two field operations employees.

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

We are currently in default under the Credit Agreement.

On May 20, 2016, we notified the Administrative Agent under our Credit Agreement that we were in default thereunder. If these defaults under the Credit Agreement are not waived or otherwise resolved within the cure periods provided, the Administrative Agent will have the right to accelerate all of the outstanding indebtedness under the Credit Facility. If the Administrative Agent were to accelerate all of the obligations outstanding under the Credit Facility, we estimate that we would be required to pay approximately $135 million to the Administrative Agent and the Lenders. The debt balance under the Credit Agreements is presented as a current liability on the Company’s balance sheet as of December 31, 2015.

We have a history of losses and may realize future losses

Our revenues decreased approximately 54% during the fiscal year ended December 31, 2015, primarily due to a decrease in commodity prices. We may not achieve, or subsequently maintain, profitability if our revenues do not increase in the future. We have experienced operating losses, negative cash flow from operations and net losses in most quarterly and annual periods for the past several years. As of December 31, 2015, our net operating loss carry forward was approximately $94.0 million and our accumulated deficit was approximately $83.0 million. We expect to continue to incur significant costs in connection with exploration and development of new and existing properties.

Accordingly, we will need to generate significant revenues to achieve, attain, and eventually sustain profitability. If revenues do not increase, we may be unable to attain or sustain profitability on a quarterly or annual basis. Any of these factors could cause the price of our stock to decline.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations and has a working capital deficit of $116,998,273 at December 31, 2015, which together raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our business requires significant capital expenditures and we may not be able to obtain needed capital or financing on satisfactory terms or at all.

Future capital requirements may require additional capital borrowing or selling equity or other securities that would dilute the ownership percentage of our existing stockholders. Such securities could also have rights, preferences or privileges senior to those of our common stock. Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit operating flexibility. We may not be able to obtain funds needed to finance operations at all, or may be able to obtain funds only on very unattractive terms. Management may also explore other alternatives such as a joint venture with other oil and gas companies. There can be no assurances, however, that we will conclude any such transaction.

The Credit Agreement contains restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

The Credit Agreement contains restrictive covenants that limit our ability to, among other things:

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

In addition, we will be required to use substantial portions of our future cash flow to repay principal and interest on our indebtedness. The Credit Agreement also includes certain customary affirmative covenants such as minimum hedging requirements, delivery of financial information, operation and maintenance of properties, and maintenance of books and records. Financial covenants include an asset coverage ratio ( PV-9 of proved reserves to net debt) and minimum current ratio (consolidated current assets to consolidated current liabilities). American Shale is also required to apply toward approved capital expenditures a minimum of 50% of the proceeds of any equity issuance that occurs subsequent to the first anniversary of the Funding Date. The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business. Events of default have already occurred, and remain unremedied, under our Credit Agreement.

Our borrowings under Credit Agreement expose us to interest rate risk.

Our earnings are exposed to interest rate risk associated with borrowings under the Credit Agreement, which bear interest at a rate that is based on the LIBOR Currently the Company is paying a default interest rate of 17%. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

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

Natural gas prices have been lower in recent years than at various times in the past. These lower prices may be the result of increased supply resulting from increased drilling in unconventional reservoirs and/or lower demand resulting from changes in economic activity. Natural gas prices may remain at current levels, or fall to lower levels, in the future. Approximately 81% of our estimated net proved reserves is natural gas, and approximately 85% of our production in 2015 was natural gas. A period of sustained low natural gas prices will have adverse effects on our results of operations and financial condition.

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

We have limited experience in drilling wells to the Marcellus Shale (only 36 wells drilled since 2010) and limited information regarding reserves and decline rates in the Marcellus Shale. Wells drilled to this shale are more expensive and more susceptible to mechanical problems in drilling and completion techniques than wells in other conventional areas.

We have drilled only 36 Marcellus Shale wells since 2010, including limited horizontal drilling and completion experience. Other operators in the Marcellus Shale play may have significantly more experience in the drilling and completion of these wells, including the drilling and completion of horizontal wells. In addition, we have limited information with respect to the ultimate recoverable reserves and production decline rates in these areas. The wells drilled in the Marcellus Shale are primarily horizontal and require more stimulation, which makes them more expensive to drill and complete. The wells are also more susceptible to mechanical problems associated with the drilling and completion of the wells, such as casing collapse and lost equipment in the wellbore due to the length of the lateral portions of these unconventional wells. The fracturing of these shale formations is more extensive and complicated than fracturing geological formations in conventional areas of operation.

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

Our operations require significant amounts of capital and additional financing will be necessary in order for us to continue our exploration and development activities, including meeting certain drilling obligations under our existing lease obligations

Our cash flow from our reserves may not be sufficient to fund our ongoing activities at all times. From time to time, we may require additional financing in order to carry out our oil and gas acquisitions, exploration and development activities. Failure to obtain such financing on a timely basis could cause us to forfeit our interest in certain properties as a result of not fulfilling our existing drilling commitments. Certain of our undeveloped leasehold acreage is subject to leases that will expire unless production is established or we meet certain capital expenditure and drilling requirements. If our revenues from our reserves decrease as a result of lower oil and natural gas prices or production, it will affect our ability to expend the necessary capital to replace our reserves or to maintain our current production. If our cash flow from operations is not sufficient to satisfy our capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements or available to us on favorable terms.

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

Under these laws and regulations or under the common law, we could be liable for personal injury and clean-up costs and other environmental, natural resource and property damages, as well as administrative, civil and criminal penalties. Failure to comply can also result in the issuance of orders enjoining operations. We could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change, engine emissions, greenhouse gases and hydraulic fracturing. We maintain limited insurance coverage for sudden and accidental environmental damages, but do not maintain insurance coverage for the full potential liability that could be caused by accidental environmental damages. Accordingly, we may be subject to liability in excess of our insurance coverage or may be required to cease production from properties in the event of environmental damages.

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

Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but is not subject to regulation at the federal level (except for fracturing activity involving the use of diesel). The EPA has issued a draft study of the potential environmental impacts of hydraulic fracturing activities, but the study has not yet been finalized. A committee of the U.S. House of Representatives has conducted an investigation of hydraulic fracturing practices. Legislation was introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. Some states have adopted or are considering adopting regulations requiring disclosure of chemicals in fluids used in hydraulic fracturing or other restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations. Any other new laws or regulations that significantly restrict hydraulic fracturing could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable. In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. We have conducted hydraulic fracturing operations on most of our existing wells, and we anticipate conducting hydraulic fracturing operations on substantially all of our future wells. As a result, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities and adversely affect our operations and financial condition.

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

The Dodd-Frank Act may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties or curtail our dealings with that counterparty. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

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

Risks relating to ownership of our common stock

The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. Our common stock is no longer traded on the OTC Bulletin Board, it trades on the “pink sheets” and there is no assurance that a viable market will continue. The price of our shares in the public market is highly volatile and may fluctuate substantially because of:

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

Possible “Penny Stock” Regulation

Trading of our common stock may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

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

Our properties consist of working and royalty interests owned by us in various oil and gas wells and leases located in West Virginia. Our proved reserves as of December 31, 2015 and, 2014, are set forth below:

	As of December 31,
	2015				2014
	Oil and	Natural			Oil and	Natural
	Condensates	Gas	NGL		Condensates	Gas	NGL
	(BBL)	(Mcf)	(BBL)	Mcfe	(BBL)	(Mcf)	(BBL)	Mcfe
Developed Producing	5,457	32,129,896	1,421,576	40,692,094	9,337	44,937,000	968,283	50,802,720
Developed Non-Producing	—	—	—	—	8,037	17,552,000	300,924	19,405,766
Proved Undeveloped	—	5,486,768	—	5,486,768	—	14,444,121	—	14,444,121

Total Proved	5,457	37,616,664	1,421,576	46,178,862	17,374	76,933,121	1,269,207	84,652,607

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

Proved undeveloped reserves as of December 31, 2015 and 2014 reflect the Company’s net working interest in such reserves that we have both the intent and ability to develop, within five years of initial booking. Our strategy and that of our joint development partner, Republic, is to maximize potential drilling locations and acreage held by production. As a result, our development plan focuses primarily on drilling probable and possible locations, rather than proved locations. We plan to fund such capital expenditures with proceeds from the Credit Facility and from other financing alternatives (e.g. farm outs, asset sales, etc.) We may elect to augment the drilling of probable and possible locations by including the drilling of some proved locations in our five year drilling plan, which would enable us to book the reserves associated with those proved locations.

As of December 31, 2015, our proved undeveloped reserves consisted of five gross locations that are drilled but not yet completed. As of December 31, 2014, our proved undeveloped reserves consisted of four gross locations.

A review of our reserves was conducted as of December 31, 2015 and 2014 by Wright and Company, Inc., our independent petroleum consultants. The engineer was selected for their geographic expertise and their historical experience in engineering certain properties. The technical person responsible for reviewing the reserve estimates meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We work closely with our independent petroleum consultants to ensure the integrity, accuracy and timeliness of data furnished to the independent petroleum consultants for their reserves review process. Throughout the year, our technical team meets periodically with representatives from our independent petroleum consultants to review properties and discuss methods and assumptions. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, our senior management reviews and approves any internally estimated significant changes to our proved reserves. We provide historical information to our consultants for all of our producing properties such as ownership interest; oil and gas production; well test data; commodity prices and operating and development costs. The consultants perform an independent analysis and differences are reviewed.

All of our reserve estimates are reviewed and approved by the Company’s President, John Corp. Mr. Corp is a graduate of Marietta College with a Bachelor of Science in Petroleum Engineering and has over thirty years’ experience in the oil & gas industry.

Effective for the year end 2009 and thereafter, SEC reporting rules require that year-end reserve calculations and future cash inflows be based on the simple average of the first-day-of-the-month price for the previous twelve month period. The benchmark prices as of December 31, 2015 and 2014 used in the above table were as follows:

	Oil	Condensates	Natural Gas	NGL
	(BBL)	(BBL)	(MMBTU)	(BBL)
2015	$50.28	$27.26	$1.43	$12.09
2014	$94.99	$71.61	$3.31	$41.74

Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the SEC in 2015 and 2014. See Note 20, Supplementary Information on Oil and Gas Producing Activities (unaudited) included as part of our consolidated financial statements.

Productive Wells

The following table summarizes the total number of wells to which proved developed reserves are attributed and we own a working interest. Wells are shown on a gross basis.

	As of December 31,
	2015		2014
	Oil	Natural Gas	Oil	Natural Gas
Producing Wells	—	32	—	27
Non-Producing Wells	—	6	—	11
Undrilled Well Locations	—	—	—	—

Total Wells and Well Locations	—	38	—	38

Drilling Activity

The following table summarizes completed and producing drilling activity for the past three years. Gross wells reflect the sum of all wells in which we own a working interest. Net wells reflect the sum of our working interests in gross wells.

	During the Year Ended, December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	—	—	12	5.13	5	2.4
Dry	—	—	—	—	—	—
Exploratory Wells
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—

Total	—	—	12	5.13	5	2.4

The Woodruff 1H, Woodruff 2H, Blackshere 200H, and Blackshere 201H were drilled in the first quarter of 2014. These wells were completed by the second quarter of 2014 and are reflected in the table above. The Anderson 8H and Anderson 9H were drilled in the second quarter of 2014. These wells were completed by the third quarter of 2014 and are reflected in the table above. The Jones 3H was drilled in the second quarter of 2014 but will not be completed until 2016, and is not reflected in the table above. The Shaver 1H, Shaver 2H, Sivert 1H, and Sivert 2H were drilled in the third quarter of 2014. These wells were completed by the fourth quarter of 2014 and are reflected in the table above. The Wright 1H, Wright 2H, and Michaels 1H were drilled in the fourth quarter of 2014 but will not be completed until 2016, and are not reflected in the table above.

The Freeland 1H, Freeland 2H, Goshorn 3H, and Goshorn 4H were drilled in the second quarter of 2013. These wells were completed by the fourth quarter of 2013 and are reflected in the table above. The Jones 2H was drilled in the second quarter of 2013 but was not completed in 2015, and is not reflected in the table above. The Martinez 1H was drilled in the second quarter of 2012 and completed in 2013 and is reflected in the table above. The Beaty 1H and Beaty 2H were drilled in the third quarter of 2013, but were not completed until 2014, and are not reflected in the table above under 2013 but are reflected under 2014.

The Martinez 1H was drilled in the second quarter of 2012 but was not completed until 2013 and is not reflected in the table above under 2012 but is reflected under 2013

Oil and Gas Acreage

The following table summarizes our gross and net developed and undeveloped oil and gas acreage under lease in West Virginia as of December 31, 2015 and 2014.

	Developed Acres		Undeveloped Acres		Total
	Gross	Net	Gross	Net	Gross	Net
2015	24,390	10,014	22,700	3,832	47,090	13,846
2014	18,939	9,362	21,207	6,094	40,146	15,456

The following table sets forth, for our continuing operations, the gross and net acres of undeveloped acreage that will expire during the periods indicated if not ultimately held by production by drilling efforts:

Year Ending	Expiring Acreage
December 31,	Gross	Net
2016	4,474	856
2017	4,447	1,296
2018	4,892	1,001
2018	6,021	242
2020	2,249	231
2021	617	206

Total	22,700	3,832

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

Abcouwer

On March 6, 2012, James K. Abcouwer (“Abcouwer”), former Chief Executive Officer of the Company, filed an action in the Circuit Court of Kanawha County, West Virginia against the Company (James K. Abcouwer vs. Trans Energy, Inc.). The action relates to the Stock Option Agreement (the “Agreement”) entered into between the Company and Abcouwer on February 7, 2008. By his complaint, Abcouwer alleges that the Company has breached the Agreement by not permitting Abcouwer to exercise options that are the subject of the Agreement. The Company believes that according to the terms of the Agreement all options and other rights described in the Agreement terminated ninety (90) days after the termination of Abcouwer’s employment with the Company. This case went to trial beginning May 9, 2016, and the jury began deliberations on May 13, 2016. On May 16, 2016, the jury ended deliberations without reaching a unanimous verdict. Accordingly, the judge declared a mistrial. While Abcouwer originally sought punitive damages in his complaint, the claims for punitive damages were not submitted to the jury for consideration. At this point it is unclear whether Abcouwer will seek a new trial in this case.

On January 14, 2013, Abcouwer filed an action in the Circuit Court of Kanawha County, West Virginia against the Company, and two individual defendants currently on the Board of Directors of the Company – William F. Woodburn and Loren E. Bagley. In his complaint, Abcouwer alleges that Plaintiff and Defendants entered into a verbal agreement that required the Company to enter into a third party sales transaction which would have allegedly caused Abcouwer to make significant profit as the result of his ownership of Company stock. Abcouwer alleges that he lost approximately $30 million as a result of the fact that no sale of the Company ever took place. The Company believes that no such agreement existed and that Abcouwer’s claims are wholly without merit. On March 25, 2013, the Company filed an answer denying the existence of any liability and asserting, in the alternative, counterclaims for fraud and breach of fiduciary duty. The Company’s counterclaims allege that, to the extent a binding agreement between Abcouwer and the Company existed, Abcouwer failed to disclose such agreement to the Company and the SEC despite a duty to do so. In addition, the Company alleges that Abcouwer made misrepresentations to Trans Energy concerning the extension of a maturity date of a credit facility with CIT Capital USA Inc. (“CIT”) which caused the Company damages. Trial is currently set to begin on August 22, 2016.

EPA

On October 1, 2014, Trans Energy, Inc. pleaded guilty to three misdemeanor charges related to Unauthorized Discharge into a Water of the United States in violation of the Clean Water Act. In connection with this plea, the Company agreed to pay a $600,000 fine and was placed on probation for a period of two years.

On April 21, 2015, we entered into a civil Consent Decree with the EPA with respect to the Clean Water Act matter and related issues that were discovered based upon an internal audit that we conducted. The Consent Decree requires us to pay a $3,000,000 civil penalty in two installments. The Company paid the first installment on its penalty in the amount of $1 million, plus interest, on July 20, 2015. Under an agreement with the United States and the State of West Virginia, the Company paid a second installment on its penalty in the amount of $250,000 on April 8, 2016, and a third installment in the amount of $1,750,000, plus interest, is now due on April 21, 2017. The Consent Decree requires us to perform certain restoration activities at the affected pond, well pad and access road sites over a period of three construction seasons. The Company is in the process of submitting delineation reports and restoration plans, with corresponding timelines for performing restoration activities, to EPA for approval. The EPA has estimated that the restoration will cost as much as $13 million, but we intend to perform the work in a manner that will cause our costs to be significantly below this estimate. The Consent Decree also requires us to put in place and maintain an environmental compliance program. Finally, on December 21, 2015, the Company entered into an Administrative Agreement with the EPA Suspension and Debarment Division to resolve all matters relating to suspension, debarment, and statutory disqualification arising from the Company’s Clean Water Act misdemeanor plea. The Agreement requires that the Company comply with its plea agreement and Consent Decree, establish and review with employees a Code of Business Conduct and Ethics, establish an ethics hotline, prepare semiannual compliance reports, and retain an independent monitor to certify the Company’s compliance.

Item 4	Mine Safety Disclosures

Not Applicable

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock was quoted on the OTC Bulletin Board under the symbol TENG until May 16, 2016 and since such time has traded on the “pink sheets”. Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTC Bulletin Board for the past two fiscal years.

	High	Low
2015
First Quarter	$3.04	$1.76
Second Quarter	$2.00	$1.09
Third Quarter	$1.75	$0.45
Fourth Quarter	$1.20	$0.40
2014
First Quarter	$4.18	$3.45
Second Quarter	$4.25	$3.60
Third Quarter	$4.16	$2.61
Fourth Quarter	$3.85	$1.68

As of June 23, 2016, there were approximately 369 holders of record of our common stock. This number does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts. We estimate there to be approximately 1,500 such shareholders.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. In addition, provisions of the Credit Agreement restrict our ability to declare dividends. We currently intend to retain and reinvest future earnings to finance operations.

Recent Sales of Unregistered Securities

In December 2015, Trans Energy issued 25,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $0.60 per share.

In November 2015, Trans Energy issued 25,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $0.70 per share.

In October 2015, Trans Energy issued 25,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $0.80 per share.

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

Certain statements in this report including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements. The Company’s forward-looking statements should be read in conjunction with the Company’s comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. For a list of these factors, risks and uncertainties, refer to Item 1A - Risk Factors.

Business Strategy

Trans Energy is an independent energy company primarily engaged in the acquisition, exploration, development, and production of oil and natural gas properties, with interests targeting the Marcellus Shale in West Virginia. We successfully increased our drilling program in 2014 and 2013, adding both natural gas and natural gas liquids reserves to the Company’s 2014 proved developed reserve base. Furthermore, the Company established major interconnects with interstate pipelines to allow increased access to the market.

We intend to focus our development and exploration efforts in our Marcellus Properties and utilize our acreage position to expand our reserve base through continued exploratory and development drilling in the Marcellus Shale during 2016 and beyond. We will evaluate our properties on a continuous basis in order to optimize our existing asset base. We plan to employ the latest drilling, completion and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells.

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

Results of Operations

	Fiscal Year Ended
	December 31,
	2015	2014
Total revenues	12,442,028	27,220,818
Total costs and expenses	(25,457,922)	(35,472,423)
Gain (loss) on sale of assets	(12,221)	6,902,322

Loss from operations	(13,028,115)	(1,349,283)
Other expenses	(6,601,352)	(11,190,978)
Income tax expense	—	—

Net loss	(19,629,467)	(12,540,261)

The following table is a summary of revenues, volumes, and pricing for the twelve months ended December 31, 2015 and 2014.

Twelve Months Ended December 31, 2015 compared to the Twelve Months Ended December 31, 2014

	Twelve Months Ended
	December 31,		Increase/
	2015	2014	(Decrease)
Natural gas sales	$10,377,032	$22,119,129	$(11,742,097)	(53.1%)
Oil sales	$52,215	$168,479	$(116,264)	(69.0%)
Natural gas liquid sales	$1,832,292	$4,681,751	$(2,849,459)	(60.9%)

Total Oil & Gas Sales	$12,261,539	$26,969,359	$(14,707,820)	(54.5%)
Transportation and other revenue	$180,489	$251,459	$(70,970)	(28.2%)

Total revenue	$12,442,028	$27,220,818	$(14,778,790)	(54.3%)
Net Production
Natural gas sales (Mcf)	6,505,617	6,274,237	231,380	3.7%
Oil sales (Bbls)	1,434	2,206	(772)	(35.0%)
Natural gas liquids (gallons)	8,043,999	5,356,463	2,687,536	50.2%
Natural Gas Equivalent ( Mcfe)	7,663,364	7,052,683	610,681	8.7%
Average Sales Price per Unit
Natural Gas (Mcf)	$1.60	$3.53	$(1.93)	(54.7%)
Oil (Bbls)	$36.41	$76.37	$(39.96)	(52.3%)
Natural gas liquids (gallons)	$0.23	$0.87	$(0.64)	(73.6%)
Natural Gas Equivalent (Mcfe)	$1.60	$3.82	$(2.22)	(58.1%)

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Twelve Months Ended December 31,
	2015	2014
Costs and Expenses of Production:
Production Expenses	$10,494,539	$11,380,977
Production Taxes	1,114,040	1,762,696
G&A Expenses (Excluding Share-Based Compensation)	4,074,255	11,497,882
Non-Cash Shared-Based Compensation	993,149	1,128,676
Depletion of Oil and Natural Gas Properties	8,555,779	9,425,267
Impairment of Oil and Natural Gas Properties	—	—
Depreciation and Amortization	220,102	272,088
Accretion of Discount on Asset Retirement Obligation	6,058	4,837

Costs and Expenses Per Mcfe of Production:
Production Expenses	$1.37	$1.61
Production Taxes	0.15	0.25
G&A Expenses (Excluding Share-Based Compensation)	0.53	1.63
Non-Cash Shared-Based Compensation	0.13	0.16
Depletion of Oil and Natural Gas Properties	1.12	1.34
Impairment of Oil and Natural Gas Properties	—	—
Depreciation and Amortization	0.03	0.04
Accretion of Discount on Asset Retirement Obligation	—	—

Total revenues of $12,422,028 for the year ended December 31, 2015 decreased $14,788,790 or 54.3% compared to $27,220,818 for the year ended December 31, 2014. The decrease in revenue is primarily due to a decrease in natural gas, oil, and natural gas liquid (NGL) prices that was only partially offset by an increase in natural gas and natural gas liquid (NGL) production volumes. During 2014 and 2013 we focused our efforts on the implementation of our drilling program in Marshall and Wetzel Counties, West Virginia. The increase in 2015 natural gas and NGL volumes resulted from bringing new wells into production.

Production costs decreased $1,535,094 or 11.7% for 2015 as compared to 2014, due to a change in estimate for ad valorem taxes in the third quarter of 2015 and lower production taxes, offset in part by higher gathering, transportation and processing fees associated with increased production in Marshall and Wetzel counties. In lieu of constructing and maintaining a pipeline, the Company has agreed to pay the transporter $0.35 per Mcf to transport a contractual amount of production on the first well drilled on the pad. After the contractual amount is transported, the price reduces to $0.15 per Mcf to transport gas. Any future wells drilled are charged $0.15 per Mcf for transporting the gas produced. We are contractually obligated to provide 2,000,000 MMBTU/mile of lateral extension that must be fulfilled within the first five years in order to reduce our transportation fee per Mcf. If the volumes are not met the transportation fee remains at $0.35 per Mcf.

Depreciation, depletion, amortization and accretion expense decreased $920,253 or 9.5% for 2015 as compared to 2014, primarily due to higher production volumes and lower capitalized costs in 2015.

The Company recorded no impairments of its oil and gas properties for the year ended December 31, 2015 or 2014.

Environmental settlement and related costs decreased $6,600,000 or 100% due to the settlement related to the Clean Water Act in 2014.

Selling, general and administrative expense decreased $959,154 or 15.9% for 2015 as compared to 2014, primarily due to an increase in legal and professional fees which was offset by a decrease in share based compensation for the year.

Gain on sale of assets decreased by $6,914,543 for 2015 as compared to 2014 due to the gain on sale resulting from the sale of over-riding royalty interests to Republic Energy Ventures and Wellbore Capital, LLC in 2014.

Our loss from operations was $13,028,115 for 2015 as compared to a loss of $1,349,283 for 2014. This change is primarily due to lower revenues and lower gain on sale of assets during 2015 which was offset by the Clean Water Act settlement and increased production costs in 2014.

Interest expense decreased $822,886 or 4.2% for 2015 as compared to 2014, due the Chambers loan refinancing in 2014 which was offset by a significantly higher loan balance due to Morgan Stanley as a result of additional borrowings and PIK interest. The average loan balance for 2015 and 2014 was $115,199,392 and $101,303,895 respectively.

Gain on commodity derivative increased $3,767,633 or 43.9% for 2015 as compared to 2014 primarily due to the increase in the fair value of our gas hedges, and includes the gain booked in the second quarter of 2015 related to the resetting of certain of our hedges.

Net loss of $19,629,467 for the year ended December 31, 2015 increased $7,089,206 or 56.5% compared to $12,540,261 for the year ended December 31, 2014. This increase in net loss is due primarily to a decrease in revenues and lower gain on sale of assets during 2015 which was offset by an increase in the gain on commodity derivatives.

We have accumulated approximately $94.0 million of net operating loss carryforwards as of December 31, 2015, which may be offset against future tax obligations through 2034. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there would be an annual limitation on the amount of net operating loss carryforwards which can be used. We recorded no income tax expense in 2015 or 2014.

No tax benefit has been reported in the financial statements for the years ended December 31, 2015 or 2014 because the potential tax benefit of the loss carry forward is offset by a valuation allowance of the same amount.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues, borrowed funds and the proceeds of acreage sales. At December 31, 2015, we have negative working capital of $116,988,273 compared to a negative working capital of $4,211,011 at December 31, 2014. This decrease in working capital is primarily attributed to a reclassification of our notes payable to current, offset by a decrease in accrued expenses.

During 2015, net cash used in operating activities was $1,714,891 compared to net cash provided of $5,927,614 in 2014. This decrease in cash flow from operating activities is primarily due to a decrease in commodity prices and a decrease to accounts payable during 2015.

We expect our cash flow provided by operations for 2016 to increase because of higher projected commodity prices, combined with steady operating, general and administrative, interest and financing costs per Mcfe.

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

During 2015, net cash used for investing activities was $186,055 compared to net cash used of $13,385,539 in 2014. The reason for the change was a decrease in expenditures for oil and gas properties during 2015 compared to 2014.

During 2015, net cash provided by financing activities was $1,020,413 compared to net cash provided of $6,315,623 in 2014. This change reflects that the Company’s debt decreased by a greater amount in 2014 than in 2015.

We are currently in default under our Credit Agreement and have been relying upon an informal forbearance from our lenders under that facility. See “Subsequent Events” below. We can give no assurance that our lenders will continue to forebear on the exercise of their remedies under the Credit Agreement. We are currently evaluating all available means to raise additional capital, including restructuring the Credit Agreement, issuing additional equity securities, and sales of a substantial part of our assets. We can give no assurance that any of these endeavors will be successful.

Inflation

In the opinion of our management, inflation has not had a material overall effect on our operations. However, our Credit Agreement is indexed to LIBOR and any increase in LIBOR would affect our interest costs.

Subsequent Events

On May 20, 2016, we notified the Administrative Agent under our Credit Agreement that we were in default thereunder. The following defaults currently exist under the Credit Agreement:

•	American Shale has failed to maintain the Asset Coverage Ratio as set forth in Section 6.21 of the Credit Agreement since September 30, 2015;

•	American Shale has failed to timely provide the materials required pursuant to Sections 5.06 (r), (u), and (v) for the months ended December 31, 2015, January 31, 2016, February 29, 2016 and March 31, 2016;

•	American Shale has failed to timely effect the Tug Hill Disposition in accordance with Section 5.19;

•	American Shale has failed to timely engage a financial advisor reasonably acceptable to Administrative Agent and to commence the related refinancing activities in accordance with Section 5.20;

•	American Shale has failed to timely provide the annual financial statements pursuant to Section 5.06 (a) for the year ended December 31, 2015;

•	American Shale has failed to timely provide the Reserve Report pursuant to Section 5.06 (d) for the year ended December 31, 2015;

•	American Shale has failed to timely provide the Quarterly Report on Hedging pursuant to Section 5.06 (g) for the quarter ended September 30, 2015.

If these defaults under the Credit Agreement are not waived or otherwise resolved within the cure periods provided, the Administrative Agent will have the right to accelerate all of the outstanding indebtedness under the Credit Facility. If the Administrative Agent were to accelerate all of the obligations outstanding under the Credit Facility, we estimate that we would be required to pay approximately $135 million to the Administrative Agent and the Lenders. The debt balance under the Credit Agreements is presented as a current liability on the Company’s balance sheet as of December 31, 2015.

We are currently in discussions with the Administrative Agent and the Lenders regarding a potential restructuring of the obligations outstanding under the Credit Agreement. While we hope to close the restructuring as soon as possible, definitive documentation is subject to negotiation. Additionally, we can provide no assurances that we will be able to successfully finalize such a restructuring, that the terms of any such restructuring will be acceptable to us or the timing or closing of such a restructuring.

Effective May 1, 2016, Tyler Construction Company, Inc., a subsidiary of the Company (“Assignor”) entered into an assignment and bill of sale of Gas Pipeline (hereinafter, “Assignment”) with Diversified Gas & Oil Corp. (“Assignee”) whereby the Assignor assigned the pipeline, customers, sales meters and equipment to the Assignee, and the Assignee assumed the Assignor’s obligation to Dominion Field Services, Inc. under a contract between them in the amount of $87,469. Additionally, at closing, the Assignee paid the Assignor the sum of $32,530.

On April 3, 2015, the Company and its wholly owned subsidiaries American Shale Development, Inc. and Prima Oil Company, Inc., along with Republic Energy Ventures, LLC, Republic Partners VIII, LLC, Republic Partners VI, LP, Republic Partners VII, LLC, and Republic Energy Operating, LLC (collectively, the “Sellers”) entered into a Purchase and Sale Agreement (the “PSA”), pursuant to which the Sellers agreed to sell certain interests located in Wetzel County, West Virginia, including 5,159 net acres held by the Company and the Company’s interest in twelve Marcellus producing wellbores, to TH Exploration, LLC (“Buyer”). On July 30, 2015, the Buyer elected to formally extend the expiration date of the PSA until August 14, 2015 (the “Extension Period”). During the Extension Period, the Buyer provided notice to the Company that the PSA would terminate on August 13, 2015. The Company believes that the PSA terminated as a result of such notice. Because of uncertainty surrounding whether the Buyer would contest the termination of the PSA along with Management’s intention to sell the underlying assets as soon as such uncertainty was definitively resolved, the Wetzel county assets are being reported as assets held for sale at December 31, 2015. If those assets were reported as proved oil and gas properties for 2015, the Company would have reported additional depletion expense of $4,372,965. In January 2016, the Wetzel county assets were reclassified to proved oil and gas properties and a catch up entry for the depletion was booked by the Company. No assets were ultimately sold under this PSA.

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

Our consolidated financial statements as of December 31, 2015 and 2014 and for the fiscal years ended December 31, 2015 and 2014 have been audited to the extent indicated in their report by Maloney + Novotny, LLC, independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles. The aforementioned financial statements are included herein starting with page F-1.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Evaluation of Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, has concluded that, as of December 31, 2015, our disclosure controls and procedures were ineffective due to insufficient financial reporting resources.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm because the Company is a smaller reporting company.

Based on the assessment, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2015 due to insufficient financial reporting resources. The results of management’s assessment were reviewed with our Board of Directors. To remediate these issues, our management has retained the services of additional third party consulting personnel and will modify existing internal controls in a manner designed to ensure compliance.

Changes in Internal Control over Financial Reporting

During the period ended, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers, and Corporate Governance

MANAGEMENT

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Age	Position	Director Since
John G. Corp	56	President and Director	February 2005

Loren E. Bagley	74	Director	August 1991

William F. Woodburn	74	Director	August 1991

Robert L. Richards	70	Director	September 2001

Richard L. Starkey	63	Director	June 2011

Stephen P. Lucado	44	Director\Chairman of the Board\Treasurer	June 2011

Josh L. Sherman	40	Director	September 2012

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

John G. Corp, age 56, became a director on February 28, 2005 and was appointed Vice President of Northern Operations in May 2009. Mr. Corp was then appointed to President in July 2010. Mr. Corp has more than 25 years of extensive experience in drilling, production and oilfield service operations in the Appalachian Basin. Prior to joining Trans Energy, Inc., he held various management positions with Belden & Blake Corp. from 1987-2004. He has a BS degree in Petroleum Engineering from Marietta College (Ohio) and is a member of the Society of Petroleum Engineers and the Ohio Oil & Gas Association. Mr. Corp is qualified to serve on our Board due to his significant operational and engineering experience in the oil and gas industry as well as his extensive relationships throughout the industry, particularly within the Appalachian Basin.

Loren E. Bagley, age 74, cofounder, served as our President and CEO from September 1993 to September 2001, at which time he resigned as President and was appointed Vice President. On April 26, 2012, Mr. Bagley resigned his position as Vice President. Mr. Bagley has been actively engaged in the oil and gas business in various capacities for the past 30 years. Prior to becoming involved in the oil and gas industry, Mr. Bagley was employed by the United States government with the Agriculture Department. Mr. Bagley attended Ohio University and Salem College and earned a B.S. Degree. Mr. Bagley’s status as cofounder of the Company, a former senior executive, as well as a current major shareholder provide an excellent background with regard to his nomination as a Director. In addition, he has worked in the oil and gas industry within West Virginia for over 20 years.

William F. Woodburn, age 74, cofounder, served as our Vice President from August 1991 to September 2001, at which time he resigned as Vice President and was appointed Secretary / Treasurer. In January 2006, Mr. Woodburn was named as our Chief Operating Officer. Mr. Woodburn resigned his position as Secretary/Treasurer and Chief Operating Officer on April 26, 2012. Mr. Woodburn has been actively engaged in the oil and gas business in various capacities for the past 30 years. Prior to his involvement in the oil and gas industry, Mr. Woodburn was employed by the United States Army Corps of Engineers for 24 years and was Resident Engineer on several construction projects. Mr. Woodburn graduated from West Virginia University with a B.S. in civil engineering. Mr. Woodburn’s status as cofounder of the Company, a former senior executive, as well as a current major shareholder provide an excellent background with regard to his nomination as a Director. In addition, he has worked in the oil and gas industry within West Virginia for over 20 years and currently consults on location and pad site development as well as other operational concerns in the oil and gas industry.

Robert L. Richards, age 70, became a director and was appointed President and CEO in September 2001. On February 28, 2004, Mr. Richards relinquished his position as CEO, but remained as a director. From 1982 to the present, he has been President of Robert L. Richards, Inc. a consulting geologist firm with 27 years’ experience in the petroleum industry. He has also served as a geologist with Exxon, exploration geologist with Union Texas Petroleum, and regional exploration manager for Carbonit Exploration, Inc. From 2000 to the present, he has been President and CEO of Derma—Rx, Inc., a formulator and marketer of skin care products. Also, from 1992 to August 2000, Mr. Richards was CEO of Kaire Nutraceuticals, Inc., a developer and marketer of health and nutritional products. Mr. Richards served as Vice President of Continental Tax Corporation from March 1989 to August 1992. He has five and one-half years’ experience in the United States Air Force as an Instructor Pilot. Mr. Richards holds a B.S. degree in geology from Brigham Young University. Mr. Richards has an extensive history with the Company, and has been a long serving Board member as well as a former executive of the Company. His background in petroleum geology as well as his executive experience outside the petroleum industry make him a significant contributor to our Board.

Richard L. Starkey, age 63, became a director on June 29, 2011. He has over 33 years of professional legal experience with an emphasis on oil and gas law. Since 1994, Mr. Starkey has practiced law as a sole practitioner in Parkersburg, West Virginia with an emphasis in oil and gas, real estate and corporate transactions. Mr. Starkey holds a BA degree from the University of Ohio and a Juris Doctor Degree from the University of Cincinnati School of Law. Mr. Starkey has extensive experience in oil and gas law, with a particular experience in the Company’s focus area of West Virginia. As such, he provides a unique skill set to our Board.

Stephen P. Lucado, age 44, became a director on June 29, 2011, was elected Chairman of the Board on April 17, 2012, and was appointed as Treasurer of the Company on December 17, 2015. He has over 22 years of professional financial experience. He has been associated with various financial companies and has managed investments in the oil and gas and power industries. Since 2009, Mr. Lucado has served as Senior Managing Director and Founder of Three Oaks Group, specializing in financial advisory to companies in the oil and gas industry. In 2009, he served as interim CFO of Texas American Resources Company in Austin, Texas, an oil and gas exploration and production company. From 2006 to 2008, Mr. Lucado was a director managing an investment portfolio with Z Capital Partners, LLC in Lake Forest, Illinois. Mr. Lucado holds a Bachelor of Arts Degree in history and science from Harvard University and a Master of Business Administration Degree from the University of Chicago. Mr. Lucado’s extensive financial executive experience and contacts within the oil and gas financial community make him very well qualified to serve on our Board.

Josh L. Sherman, age 40, became a director September 4, 2012 and serves as the Chairman of the Audit and Compensation Committees. He has more than 17 years of experience in the oil and gas industry, with an emphasis on financial reporting. He is currently a partner at the energy focused consulting firm, Opportune, LLP, where he leads the firm’s complex financial reporting practice. Mr. Sherman currently serves as Chairman of the Audit Committee of the general partner of JP Energy Partners, LP and previously served as Chairman of the Audit Committee of Voyager Oil and Gas, serving from November 2010 until that company’s merger in July 2012. Mr. Sherman worked in the audit and global energy markets departments with Deloitte & Touche from January 1997 to August 2002, where he managed the audits of regulated gas and electric utilities, independent power producers and energy trading entities. A Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the National Association of Corporate Directors, Mr. Sherman holds a BBA and a Masters in Accountancy from the University of Texas. Mr. Sherman’s background in complex financial reporting and accounting related consulting as well as his focus on the oil and gas industry make him a key contributor to our Board and provides a skill set that serves our shareholders by assisting the Company in its efforts to deliver the highest quality of financial reporting.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10% of the common stock to file initial reports of ownership and changes in ownership with the SEC. To the Company’s knowledge, with respect to the fiscal year ended December 31, 2015, all applicable filings were made.

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

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned by our principal executive officer and principal financial officer during 2015 and 2014:

Name and Principal Position	Year	Salary or Fees Paid in Cash	Bonus	Stock Awards (1)	Option Awards (2)	All Other Compensation	Total Compensation
John G. Corp (3) (4)	2015	$197,886	$—	$210,000	$10,570	$15,115	$433,571
President	2014	$204,261	$20,000	$—	$184,289	$15,370	$423,920
Stephen P. Lucado (5)	2015	$227,431	$—	$210,000	$10,570	$14,932	$462,933
Treasurer	2014	$372,337	$—	$—	$194,951	$48,983	$616,271

(1)	The amount shown in the table represents the grant date fair value of the restricted stock granted in 2015, computed in accordance with FASB ASC Topic 718. Information regarding assumptions made in valuing the stock awards can be found in Note 13, Stockholders’ Equity, to the consolidated financial statements included herein.
(2)	The amount shown in the table represents the grant date fair value of the stock options granted in 2015 and 2014, computed in accordance with FASB ASC Topic 718. The fair value of the stock options awarded was determined using the Black-Scholes option pricing model. Information regarding assumptions made in valuing the option grants under this model can be found in Note 13, Stockholders’ Equity, to the consolidated financial statements included herein.
(3)	All other compensation relates to the matching 401k contribution by the Company.
(4)	All other compensation includes a housing reimbursement.
(5)	All other compensation relates to reimbursed business expenses.

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

Mr. Lucado also has a change in control termination agreement with terms substantially similar to those in Mr. Corp’s agreement.

Outstanding Equity Awards at Fiscal Year-End for 2015

The following table sets forth information about outstanding equity awards held by our Named Executive Officer as of December 31, 2015:

		Option Awards			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Options Exercise Price	Options Expiration Date	Number of Shares of Restricted Stock That Have Not Vested	Market Value of Shares of Restricted Stock That Have Not Vested (1)
John G. Corp (2)	5/26/2011	60,000	—	$2.68	6/30/2016	—	$—
	4/26/2012	300,000	—	$2.30	6/30/2017	—	—
	2/13/2013	83,334	16,666	$2.50	6/30/2018	—	—
	12/17/2015	4,167	45,833	$0.60	12/17/2020	—	—
Stephen P. Lucado (3)	5/26/2011	60,000	—	$2.68	6/30/2016	—	—
	4/26/2012	300,000	—	$2.30	6/30/2017	—	—
	5/02/2013	83,334	16,666	$3.00	6/30/2018	—	—
	12/17/2015	4,167	45,833	$0.60	12/17/2020	—	—

(1)	The closing price of our common stock on December 31, 2015 was $0.40.
(2)	The 45,833 unvested stock options granted to Mr. Corp on December 17, 2015, will vest 46% on each of June 30, 2016 and December 31, 2016.
(3)	The 45,833 unvested stock options granted to Mr. Lucado on December 17, 2015, will vest 46% on each of June 30, 2016 and December 31, 2016.

Set forth below is the amount paid to each non-executive director of the Company during the year ended December 31, 2015.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock awards (1)	Option awards (2)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Loren E. Bagley	7,500	—	—	—	—	—	7,500
William F. Woodburn	15,000	—	—	—	—	—	15,000
Robert L. Richards (3)	17,700	—	—	—	—	810	18,510
Richard L. Starkey	7,500	—	—	—	—	—	7,500
Josh L. Sherman	15,000	—	—	—	—	—	15,000

(1)	The amount shown in the table represents the grant date fair value of the restricted stock granted in 2014, computed in accordance with FASB ASC Topic 718. At December 31, 2015, Mr. Sherman held 0 of restricted common shares subject to vesting.
(2)	The Amount shown in the table represents the grant date fair value of the stock options granted in 2014 and 2013, computed in accordance with FASB ASC Topic 718. The fair value of the stock options awarded was determined using the Black-Scholes option pricing model. Information regarding assumptions made in valuing the option grants under this model can be found in Note 13, Stockholders’ Equity, to the consolidated financial statements for the year ended December 31, 2015 included in the Form 10-K. At December 31, 2015, Messrs. Richards, Starkey, Sherman, Woodburn, and Bagley held 6,000, 6,000, 12,000, 6,000, and 6,000 common stock options, respectively, subject to vesting.
(3)	Fees Earned or Paid in Cash to Mr. Richards includes reimbursed business expenses in the amount of and $810, respectively.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best of our knowledge as December 31, 2015, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, each director, each Named Executive, and all directors and officers as a group. Unless otherwise noted, the address of each person listed below is that of Trans Energy, 210 Second Street, St. Marys, West Virginia 26170.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
5% Beneficial Owners
James K. Abcouwer, 2006 Kanawha Ave. SE, Charleston, WV 25304	2,324,311	(2)	15.2%
Mark D. Woodburn	1,580,067	(3)	10.4%
Clarence E. Smith	1,504,253		9.9%
Directors and Officers
John G. Corp.*	483,163		3.2%
Robert L. Richards*	411,498	(4)	2.7%
Loren E. Bagley*	2,490,251	(5)	16.3%
William F. Woodburn*	2,763,391	(6)	18.1%
Richard L. Starkey*	30,000		<1.0%
Stephen P. Lucado*	130,000		<1.0%
Josh L. Sherman*	30,000		<1.0%
All directors and executive officers as a group (7 persons)	6,338,303		41.5%

*	Indicates director and/or executive officer at December 31, 2015.
(1)	Based upon 15,261,977 shares of common stock outstanding as of December 31, 2015.
(2)	Includes 1,287,500 shares of common stock held in the name of the Abcouwer Family Limited Partnership Trust.
(3)	Includes 739,956 shares held in the name of MDW Capital, Inc., of which Mr. Woodburn is the CEO and stockholder, and 397,100 shares in the name of Meredith Woodburn, wife of Mr. Woodburn, which Mr. Woodburn disavows beneficial ownership or voting power.
(4)	Includes 35,087 shares held in the name of Argene Richards, wife of Mr. Richards.
(5)	Includes 33,543 shares held in the name of Carolyn S. Bagley, wife of Mr. Bagley, over which Mrs. Bagley retains voting power, and 803,372 shares in the name of a corporation in which Mr. Bagley is the President and stockholder.
(6)	Includes 334,7366 shares in the name of Janet L. Woodburn, wife of Mr. Woodburn, over which shares Mrs. Woodburn retains voting power, and 454,230 in the name of two corporations in which William and Janet Woodburn are officers and stockholders.

On March 6, 2012, James K. Abcouwer (“Abcouwer”), former Chief Executive Officer of the Company, filed an action in the Circuit Court of Kanawha County, West Virginia against the Company (James K. Abcouwer vs. Trans Energy, Inc.). The action relates to the Stock Option Agreement (the “Agreement”) entered into between the Company and Abcouwer on February 7, 2008. By his complaint, Abcouwer alleges that the Company has breached the Agreement by not permitting Abcouwer to exercise options that are the subject of the Agreement. The Company believes that according to the terms of the Agreement all options and other rights described in the Agreement terminated ninety (90) days after the termination of Abcouwer’s employment with the Company. This case went to trial beginning May 9, 2016, and the jury began deliberations on May 13, 2016. On May 16, 2016, the jury ended deliberations without reaching a unanimous verdict. Accordingly, the judge declared a mistrial. While Abcouwer originally sought punitive damages in his complaint, the claims for punitive damages were not submitted to the jury for consideration. At this point it is unclear whether Abcouwer will seek a new trial in this case.

On January 14, 2013, Abcouwer filed an action in the Circuit Court of Kanawha County, West Virginia against the Company, and two individual defendants currently on the Board of Directors of the Company – William F. Woodburn and Loren E. Bagley. In his complaint, Abcouwer alleges that Plaintiff and Defendants entered into a verbal agreement that required the Company to enter into a third party sales transaction which would have allegedly caused Abcouwer to make significant profit as the result of his ownership of Company stock. Abcouwer alleges that he lost approximately $30 million as a result of the fact that no sale of the Company ever took place. The Company believes that no such agreement existed and that Abcouwer’s claims are wholly without merit. On March 25, 2013, the Company filed an answer denying the existence of any liability and asserting, in the alternative, counterclaims for fraud and breach of fiduciary duty. The Company’s counterclaims allege that, to the extent a binding agreement between Abcouwer and the Company existed, Abcouwer failed to disclose such agreement to the Company and the SEC despite a duty to do so. In addition, the Company alleges that Abcouwer made misrepresentations to Trans Energy concerning the extension of a maturity date of a credit facility with CIT Capital USA Inc. (“CIT”) which caused the Company damages. Trial is currently set to begin on August 22, 2016.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	2,137,000	$2.53	13,000
Total	2,137,000	$2.53	13,000

Item 13	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions. The Company does not have a written policy pertaining solely to the approval or ratification of “related party transactions.” However, it is our policy that any material transactions between us and members of management or their affiliates, must be on terms no less favorable than those available from unaffiliated third parties.

During 2015 and 2014, the Company has conducted business with two companies owned by Clarence E. Smith. Work was awarded the companies after bids were sought and reviewed. The amount of payments total $29,450 and $141,626 for 2015 and 2014, respectively.

During 2015 and 2014, the Company has conducted business with a company owned by William F. Woodburn. Work related to consulting services performed by Mr. Woodburn for the Company’s joint venture with Republic that were billed to the Company. The amount of payments total $84,254 and $126,016 for 2015 and 2014, respectively.

In May 2015, the Company engaged Opportune LLP, a consulting firm specializing in assisting clients across the energy industry, to perform reporting functions for which the Company did not have the staff to complete in the prescribed timeframes. Josh L. Sherman, a member of our board of directors and chairman of our Audit Committee, is a partner in Opportune LLP. The amount of payments total $607,270 and $0 for 2015 and 2014 respectively.

Director Independence. Our common stock does not trade on a national stock exchange. Accordingly, we are not subject to the rules of any national securities exchange that require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. However, of our seven directors currently serving on the Board, we believe that Robert L. Richards and, Richard L. Starkey and Josh L. Sherman are independent directors within the meaning of Rule 5605(a)(2) of the NASDAQ Stock Market Inc. listing rules. The Board believes this leadership structure provides effective and clear leadership for the Company.

Item 14	Principal Accounting Fees and Services

Audit Fees. Audit fees (including expenses) billed to the Company by Maloney + Novotny were $296,233 in fiscal year 2015 and $243,167 in fiscal year 2014. The increase fees in 2015 reflect additional time spent by our auditor in reviewing our 2014 transactions (sale of assets), new financing and derivatives, and increased activity. Audit fees include professional services with respect to the audit of the Company’s consolidated financial statements included in our Annual Report on Form 10-K and review of financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees. Audit-related fees (including expenses) billed to the Company by Maloney + Novotny were $0 in both fiscal years 2015 and 2014.

Tax Fees. Tax fees (including expenses) billed to the Company by Maloney + Novotny were $10,001 in fiscal year 2015 and $22,109 in fiscal year 2014.

All Other Fees. All other fees billed by our auditors were $8,377 related to asset sales and the related gain to be reported as well as analysis of debt classification.

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

PART IV

Item 15	Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Name

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on May 23, 2014).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on May 23, 2014).

**10.1	Consent and Agreement dated April 27, 2015, to Credit Agreement dated May 21, 2014, by and among American Shale, several lenders, and Morgan Stanley Capital Group Inc. as the administrative agent.

**10.2	First Amendment and Waiver, dated July 31, 2015, to Credit Agreement dated May 21, 2014, by and among American Shale, several lenders, and Morgan Stanley Capital Group Inc. as the administrative agent.

**21	Subsidiaries

**31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Principle Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**99.1	Independent Engineer Resource Report by Wright and Company, Inc. for the year ended December 31, 2015.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

By	/s/ John G. Corp
John G. Corp,
President and Principal Executive Officer

Dated: July 8, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President and Director	July 8, 2016
/s/ John G. Corp	(Principal Executive Officer)
John G. Corp

	Treasurer	July 8, 2016
/s/ Stephen P. Lucado	(Principal Financial Officer and Director)
Stephen P. Lucado

/s/ Loren E. Bagley	Director	July 8, 2016
Loren E. Bagley

/s/ William F. Woodburn	Director	July 8, 2016
William F. Woodburn

/s/ Josh L. Sherman	Director	July 8, 2016
Josh L. Sherman

/s/ Richard L. Starkey	Director	July 8, 2016
Richard L. Starkey

/s/ Robert L. Richards	Director	July 8, 2016
Robert L. Richards

TRANS ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trans Energy, Inc.

St. Marys, West Virginia

We have audited the accompanying consolidated balance sheets of Trans Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans Energy, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations and has a working capital deficit of $116,998,273 at December 31, 2015, which together raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maloney + Novotny LLC
Maloney + Novotny LLC
Cleveland, Ohio
July 8, 2016

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$234,624	$1,585,530
Restricted cash	470,373	—
Accounts receivable, trade	1,711,926	4,248,152
Accounts receivable, related parties	18,500	18,500
Derivative assets	3,417,887	5,420,309
Advance royalties	337,133	68,133
Prepaid expenses	642,740	767,233
Deferred financing costs, net of amortization of $2,692,690 and $599,971	3,550,184	1,051,671

Total current assets	10,383,367	13,159,528
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	84,956,392	88,194,425
Unproved properties	6,829,029	5,728,196
Pipelines	4,435,421	1,259,052
Accumulated depreciation, depletion and amortization	(26,442,766)	(17,731,699)

Oil and gas properties, net	69,778,076	77,449,974
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $404,669 and $364,710, respectively	426,601	504,526
OTHER ASSETS
Assets held for sale	13,460,614	14,301,375
Derivative assets	2,423,508	2,809,847
Deferred financing costs	—	3,155,014
Other assets	390,925	388,881

Total other assets	16,275,047	20,655,117

TOTAL ASSETS	$96,863,091	$111,769,145

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	December 31,	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$1,321,852	$531,761
Accounts payable due to drilling operator	548,086	5,777,983
Accounts payable, related party	1,500	1,500
Accrued expenses	1,954,257	7,429,874
Environmental settlement and related costs	2,000,000	3,600,000
Revenue payable	8,578	25,019
Commodity derivative liability	474,696	—
Notes payable, current	121,062,671	4,402

Total current liabilities	127,371,640	17,370,539
LONG-TERM LIABILITIES
Notes payable, net	2,134,018	109,539,647
Asset retirement obligations	39,669	90,928
Environmental settlement and related costs	3,000,000	3,000,000
Commodity derivative liability	1,253,024	716,488
Deferred revenue	62,510	62,510

Total long-term liabilities	6,489,221	113,409,573

Total liabilities	133,860,861	130,780,112

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock 10,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	—	—
Common stock 500,000,000 shares authorized at $0.001 par value; 15,263,977 and 14,578,467 shares issued, and 15,261,977 and 14,576,467 shares outstanding, respectively	15,264	14,578
Additional paid-in capital	45,965,168	44,323,190
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(82,976,252)	(63,346,785)

Total stockholders’ equity (deficit)	(36,997,770)	(19,010,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,863,091	$111,769,145

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2015	2014
OPERATING REVENUES
Oil and gas sales	$12,261,539	$26,969,359
Gas transportation, gathering, and processing	151,080	161,975
Other income	29,409	89,484

Total operating revenues	12,442,028	27,220,818
OPERATING COSTS AND EXPENSES
Production costs	11,608,579	13,143,673
Depreciation, depletion, amortization, and accretion	8,781,939	9,702,192
Environmental settlement and related costs	—	6,600,000
Selling, general, and administrative	5,067,404	6,026,558

Total operating costs and expenses	25,457,922	35,472,423
(Loss) Gain on sale of assets	(12,221)	6,902,322

LOSS FROM OPERATIONS	(13,028,115)	(1,349,283)

OTHER INCOME (EXPENSES)
Interest income	2,197	3,090
Interest expense	(18,959,717)	(19,782,603)
Gain on commodity derivative	12,356,168	8,588,535

Total other income (expenses)	(6,601,352)	(11,190,978)

NET LOSS BEFORE INCOME TAXES	(19,629,467)	(12,540,261)
INCOME TAX	—	—

NET LOSS	$(19,629,467)	$(12,540,261)

NET LOSS PER SHARE - BASIC AND DILUTED	$(1.30)	$(0.83)
WEIGHTED AVERAGE SHARES – BASIC AND DILUTED	15,167,549	15,086,960

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the year ended December 31, 2015 and 2014

			Additional
	Common Stock		Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2013	13,457,978	$13,458	$42,556,292	$(1,950)	$(50,806,524)	$(8,238,724)
Shares issued for services	55,350	55	160,349	—	—	160,404
Stock option compensation expense	—	—	799,419	—	—	799,419
Stock options exercised	1,065,139	1,065	807,130	—	—	808,195
Net loss	—	—	—	—	(12,540,261)	(12,540,261)

Balance, December 31, 2014	14,578,467	$14,578	$44,323,190	$(1,950)	$(63,346,785)	$(19,010,967)

Shares issued for professional fees	225,000	225	322,275	—	—	322,500
Shares issued for services	242,500	243	542,908	—	—	543,151
Stock option compensation expense	—	—	449,998	—	—	449,998
Stock options exercised	218,010	218	326,797	—	—	327,015
Net loss	—	—	—	—	(19,629,467)	(19,629,467)

Balance, December 31, 2015	15,263,977	$15,264	$45,965,168	$(1,950)	$(82,976,252)	$(36,997,770)

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,629,467)	$(12,540,261)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion, amortization, and accretion	8,781,939	9,702,192
Amortization of deferred financing cost and debt discount	3,503,906	8,426,119
Share-based compensation	993,149	959,823
Professional fees paid by common stock issuance	322,500	—
Loss (gain) on sale of assets	12,221	(6,902,322)
Interest and legal expense added to principal	10,111,837	1,818,240
Total gain on commodity derivative assets	(12,356,168)	(7,639,441)
Cash settlements of commodity derivate assets	15,756,161	(949,094)
Changes in operating assets and liabilities:
Accounts receivable, trade	2,536,226	835,263
Noncurrent other assets	(2,044)	(84,994)
Prepaid expenses and other current assets	(144,507)	246,632
Accounts payable and accrued expenses	(4,685,526)	5,495,034
Accounts payable drilling operator	(5,298,677)	—
Environmental settlement and related costs	(1,600,000)	6,600,000
Revenue payable	(16,441)	(39,577)

Net cash (used) provided by operating activities	(1,714,891)	5,927,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of partial interest in unproved properties	6,978,469	19,332,078
Expenditures for oil and gas properties	(7,159,356)	(32,709,147)
Expenditures for property and equipment	(5,168)	(8,470)

Net cash used for investing activities	(186,055)	(13,385,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	327,015	808,195
Financing costs paid	(1,436,218)	(4,806,656)
Proceeds from notes payable	3,078,304	113,093,750
Payments on notes payable	(948,688)	(102,779,666)

Net cash provided by financing activities	1,020,413	6,315,623

NET CHANGE IN CASH	(880,533)	(1,142,302)

CASH, BEGINNING OF YEAR	1,585,530	2,727,832

CASH, END OF YEAR	$704,997	$1,585,530

See notes to consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$6,349,831	$11,623,165
Income Taxes		—
Non-cash investing and financing activities
Accrued expenditures for oil and gas properties	—	3,079,681
(Decrease) increase in asset retirement obligation	(51,259)	49,488

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

Principles of Consolidation

The consolidated financial statements include Trans Energy and our wholly-owned subsidiaries, Prima Oil Company, Inc. (“Prima”), Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc., American Shale Development, Inc. (“American Shale”), and Tyler Energy, Inc., and interest with joint development partners, which are accounted for under the proportioned consolidation method. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Restricted Cash

On September 3, 2015, American Shale entered into a Deposit Account Control Agreement (“DACA”) with Morgan Stanley Capital Group, Inc., administrative agent for the Lenders (“Agent”) and United Bank, Inc. Currently, the settlements related to the Company’s derivative and hedge financial instruments are deposited directly into depository accounts subject to the DACA. The agent exercises control of the depository accounts subject to the DACA and has the ability to prevent disbursements from those restricted accounts to our unrestricted cash accounts. Amounts deposited into these accounts are generally released to us in a timely manner. As of December 31, 2015, current restricted cash includes $470,373 of cash temporarily held in accounts controlled by our agent.

Receivables

Accounts receivable are carried at their expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, estimates of the recoverability of the amounts due could be overstated, which could have a negative impact on operations. No allowance for doubtful accounts is deemed necessary at December 31, 2015 and December 31, 2014 by management and no bad debt expense was incurred during the years ended December 31, 2015 and 2014.

Financing Cost

In connection with obtaining the Morgan Stanley financing in May 2014 and subsequent borrowings, we incurred fees and expenses of $6,242,874. These fees and expenses were recorded as deferred financing costs and are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method.

The Company recorded interest expense related to the amortization of financing costs in the amount of $2,092,718 and $1,309,924 for the years ended December 31, 2015 and 2014, respectively. Our policy is to recognize twelve months of future deferred financing cost amortization as a current asset and the remaining balance of deferred financing costs as other assets in the consolidated balance sheets.

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

No impairments were recorded in 2015 and 2014.

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

The following is a description of the changes to our asset retirement obligations for the twelve months ended December 31:

	2015	2014
Asset retirement obligations at beginning of period	$90,928	$41,440
Liabilities incurred during the period	1,113	45,488
Accretion expense	6,058	4,000
Liability revisions	(58,430)	—

Asset retirement obligations at end of period	$39,669	$90,928

At December 31, 2015 and 2014, the Company’s current portion of the asset retirement obligation was $0.

The revisions in the 2015 estimated liabilities were the result of changes in numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit-adjusted discount rates, and timing of retirement.

Income Taxes

At December 31, 2015, the Company had net operating loss carry forwards (NOLs) for future years of approximately $94.0 million. These NOLS will expire at various dates through 2035. There is no current tax provision for the year ended December 31, 2015 due to a net operating loss for the period. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or Alternative Minimum Tax (“AMT”) credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

We have provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

The Company has no material unrecognized tax benefits. No tax penalties or interest expense were accrued as of December 31, 2015 or 2014 or paid during the periods then ended. We file tax returns in the United States and states in which we have operations and are subject to taxation. Tax years subsequent to 2011 remain open to examination by U.S. federal and state tax jurisdictions, however prior year net operating losses remain open for examination.

Revenue and Cost Recognition

We recognize gas revenues upon delivery of the gas to the customers’ pipeline from our pipelines when recorded as received by the customer’s meter. We recognize oil revenues when pumped and metered by the customer. We use the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no material imbalances as of December 31, 2015 and 2014. Costs associated with production are expensed in the period incurred.

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

We recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. As a result of stock and option transactions, we recorded total share-based compensation of $993,149 and $959,823 for the years ended December 31, 2015 and 2014, respectively.

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

Reclassification

Certain reclassifications have been made to the 2014 financial presentation to correspond to the current year’s format.

NOTE 2 - GOING CONCERN

Trans Energy’s audited consolidated financial statements are prepared using account principles generally accepted in the United State of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have incurred net losses for the years ended December 31, 2015 and 2014 of $(19,629,467) and $(12,540,261), respectively. Although our current and prior year-to-date revenues were not sufficient to cover our operating costs and interest expense, we are focusing on completing Marcellus Shale wells which have been drilled in order to increase our cash flow. If our cash flows from operations are not sufficient to meet liquidity requirements, we may need to sell assets, obtain additional financing or issue equity.

Our net losses and cash flows used in operating and investing activities during the year ended December 31, 2015 were primarily due to reductions in the sales price of our production, an increase in accounts payable, and accrued expenses which were funded by the monetization of certain hedges. Our net losses and cash flows used in operating and investing activities during the year ended December 31, 2014 were funded using net proceeds from notes payable to Chambers and Morgan Stanley (see Note 10), in addition to proceeds from the sale of certain oil and gas properties (see Note 7).

NOTE 3 - ACCOUNTS RECEIVABLE DUE FROM DRILLING OPERATOR AND ACCOUNTS PAYABLE DUE TO DRILLING OPERATOR

Prior to 2012, we had been the drilling operator for wells drilled on our behalf and other third parties in which we own a working interest. In 2012, another working interest owner became the drilling operator for wells in which we own a working interest.

The amount due from the drilling operator as of December 31, 2015 and 2014, respectively is $218,456 and $0 for charges related to employee salary reimbursements, travel expense and lease costs.

The amount due to the drilling operator as of December 31, 2015 and 2014, respectively is $766,542 and $5,777,983 for charges incurred, but not paid. The amount due to the operator reported at December 31, 2014 has been reduced for consideration received from the Republic PSA (see Note 7), which was to be paid in the form of a credit against the expenses incurred by Republic Energy Ventures on behalf of American Shale. The amount due to the operator reported at December 31, 2014, is net of a $708,467 credit related to intercompany charges related to employee salary reimbursements, travel expenses, and lease costs.

NOTE 4 - OIL AND GAS PROPERTIES

Total additions for oil and gas properties for the year ended December 31, 2015 and 2014 were $180,887 and $32,709,147, respectively. During 2015 the additions for oil and gas properties of $7,159,356 were reduced by $6,978,469 as a result of change in ownership percentages due to unitization of various leases. Depreciation, depletion, and amortization expenses of oil and gas properties were $8,711,068 and $8,499,325 for the years ended December 31, 2015 and 2014, respectively.

NOTE 5 - ASSETS AND LIABILITIES HELD FOR SALE

On April 3, 2015, the Company, American Shale and Prima, along with Republic Energy Ventures, LLC, Republic Partners VIII, LLC, Republic Partners VI, LP, Republic Partners VII, LLC, and Republic Energy Operating, LLC (collectively, the “Sellers”) entered into a Purchase and Sale Agreement (the “PSA”), pursuant to which the Sellers agreed to sell certain interests located in Wetzel County, West Virginia, including 5,159 net acres held by the Company and the Company’s interest in twelve Marcellus producing wellbores, to TH Exploration, LLC (“Buyer”). On July 30, 2015, the Buyer elected to formally extend the expiration date of the PSA until August 14, 2015 (the “Extension Period”). During the Extension Period, the Buyer provided notice to the Company that the PSA would terminate on August 13, 2015. The Company believes that the PSA terminated as a result of such notice. Because of uncertainty surrounding whether the Buyer would contest the termination of the PSA along with Management’s intention to sell the underlying assets as soon as such uncertainty was definitively resolved, the Wetzel county assets are being reported as assets held for sale at December 31, 2015. If those assets were reported as proved oil and gas properties for 2015, the Company would have reported additional depletion expense of $4,372,965. In January 2016, the Wetzel county assets were reclassified to proved oil and gas properties and a catch up entry for the depletion was booked by the Company. No assets were ultimately sold under this PSA.

Total assets held for sale as of December 31, 2015 and 2014 were $13,460,614 and $14,301,375, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 2015 and 2014, property and equipment consisted of:

	2015	2014
Vehicles	$97,634	$140,768
Machinery and equipment	84,062	84,062
Furniture and fixtures	235,927	230,759
Leasehold improvements	30,696	30,696
Land	382,951	382,951
Accumulated depreciation	(404,669)	(364,710)

Total fixed assets	$426,601	$504,526

Total additions for property, plant and equipment for the years ended December 31, 2015 and 2014 were $5,168 and $8,470, respectively. Depreciation, depletion and amortization expenses for property and equipment were $70,872 and $84,589 for the years ended December 31, 2015 and 2014, respectively.

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

On December 13, 2013, the Company and Republic closed a transaction pursuant to a Purchase and Sale Agreement (the “PSA”) dated September 30, 2013. The Company owned 1,114.8 lease acres of the total 4,650 lease acres and leasehold working interests in certain partially completed well sites, located in Tyler County, West Virginia. At closing, the Company received cash of approximately $10.6 million of the total purchase price of $36.3 million, net of holdback. A total of 118.6 lease acres were excluded from the sale (39.8 lease acres net to the Company) due to incurable title defects. An additional 135.5 lease acres (30.7 lease acres net to the Company) were excluded from the sale due to curable title defects, which were cured and an additional $0.2 million was due and payable to the Company, as of December 31, 2013, per the terms of the PSA. In February 2014, the Company received $489,608 related to curable title defects. The proceeds were applied to a receivable of $230,064 recorded at December 31, 2013. The remaining $259,544 is reported, net of expenses, as a loss on sale of assets in 2014.

On May 21, 2014 (“Funding Date”), American Shale entered into a purchase and sale agreement (the “Republic PSA”) with its joint development partner, Republic Energy Ventures (“Republic”). Under the Republic PSA, for $15 million, American Shale sold (i) an undivided interest across all of its undeveloped leasehold amounting to approximately 2,239 net acres, (ii) an over-riding royalty interest of 1.5% in all of its leasehold in Wetzel County, West Virginia, and (iii) an over-riding royalty interest of 1.0% in six (6) wells that are currently being drilled in Marshall County, West Virginia. The consideration is to be paid in the form of a credit against expenses incurred by Republic on behalf of American Shale. American Shale reserved the right to receive 25% of the net profits earned by Republic on the assets sold. American Shale had the option to repurchase the undivided interest across all of its undeveloped leasehold, plus the over-riding royalty interest in its Wetzel County leasehold, for $15 million if (i) such payment was made within six (6) months of the Funding Date, or (ii) a purchase and sale agreement that would allow for such repayment by American Shale was signed within such period and the transaction contemplated therein was closed prior to December 31, 2014. American Shale did not exercise the option to repurchase the royalty interest and the sale is recognized as a gain on sale of assets at December 31, 2014.

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

On December 24, 2014, American Shale closed a transaction pursuant to a Purchase and Sale Agreement (the “PSA”) executed as of December 24, 2014 with Wellbore Capital, LLC, a Delaware limited liability company (“Wellbore”). Pursuant to the PSA, American Shale granted to Wellbore overriding royalty interests in certain leases located in Wetzel and Marion Counties, West Virginia (collectively, the “ORRI”). Under the PSA, the purchase price for the ORRI was $11.0 million, of which the Company received approximately $10.7 million in cash at closing. The PSA provides Wellbore the right to sell its interests in the ORRI to a third party acquiror in the event that American Shale sells all of interests in the oil and gas properties to such acquiror. If such sale occurs prior to December 31, 2017, Wellbore alternatively has the right to require American Shale to repurchase the ORRI for a certain return on its investment in the ORRI.

On April 27, 2015, American Shale entered into an agreement with Republic Energy Operating, LLC. Under this agreement, American Shale agreed to the disposition of a portion of American Shale’s working and net revenue interests in wells in Marion County, West Virginia (the “Working Interests”) that have been recently drilled but not completed. American Shale reserved the option to reacquire the Working Interests pursuant to a notice of election at agreed upon prices set forth in the agreement.

NOTE 8 - ENVIRONMENTAL SETTLEMENT AND RELATED COSTS

On October 1, 2014, Trans Energy, Inc. pleaded guilty to three misdemeanor charges related to Unauthorized Discharge into a Water of the United States in violation of the Clean Water Act. In connection with this plea, the Company agreed to pay a $600,000 fine and was placed on probation for a period of two years.

On August 25, 2014, we entered into a civil Consent Decree with the EPA with respect to the Clean Water Act matter and related issues that were discovered based upon an internal audit that we conducted. The Consent Decree requires us to pay a $3,000,000 civil penalty in two installments. The Company paid the first installment on its penalty in the amount of $1 million, plus interest, on July 20, 2015. Under an agreement with the United States and the State of West Virginia, the Company paid a second installment on its penalty in the amount of $250,000 on April 8, 2016, and a third installment in the amount of $1,750,000, plus interest, is now due on April 21, 2017. The Consent Decree requires us to perform certain restoration activities at the affected pond, well pad and access road sites over a period of three construction seasons. The Company is in the process of submitting delineation reports and restoration plans, with corresponding timelines for performing restoration activities, to EPA for approval. The EPA has estimated that the restoration will cost as much as $13 million, but we intend to perform the work in a manner that will cause our costs to be significantly below this estimate. The Consent Decree also requires us to put in place and maintain an environmental compliance program. Finally, on December 21, 2015, the Company entered into an Administrative Agreement with the EPA Suspension and Debarment Division to resolve all matters relating to suspension, debarment, and statutory disqualification arising from the Company’s Clean Water Act misdemeanor plea. The Agreement requires that the Company comply with its plea agreement and Consent Decree, establish and review with employees a Code of Business Conduct and Ethics, establish an ethics hotline, prepare semiannual compliance reports, and retain an independent monitor to certify the Company’s compliance.

NOTE 9 - PROVISION FOR TAXES

The Company’s income tax (benefit) provision is as follows:

	2015	2014
Current:	$—	$—

Deferred:
Change in depreciation, depletion and amortization	$3,864,000	$1,437,000
Change in unrealized gain (loss) on derivative	(1,399,000)	2,841,000
Change in other items	17,000	(17,000)
Change in NOL	(10,342,000)	(4,160,000)
Change in accruals	544,000	(1,020,000)
Change in valuation allowance	7,316,000	919,000

Total	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2015 and 2014 primarily due to the generation of NOL carryforwards, expense related to stock options, intangible drilling costs, availability of AMT credit carryforwards, unrealized gain (loss) on derivative contracts and the valuation allowance.

At December 31, 2015, Trans Energy had net operating loss carryforwards of approximately $94.0 million that may be offset against future taxable income from 2016 through 2035. No tax benefit has been reported in the December 31, 2015 and 2014 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
NOL carryover	$31,967,000	$21,625,000
AMT credit	606,000	606,000
Accruals	476,000	1,020,000
Other	14,000	31,000

Total deferred tax assets	33,063,000	23,282,000

Deferred tax liabilities:
Depreciation, depletion and amortization	(8,748,000)	(4,884,000)
Unrealized gain on derivative contract	(1,399,000)	(2,798,000)

Total deferred tax liabilities	(10,147,000)	(7,682,000)

Valuation allowance	(22,916,000)	(15,600,000)

Net deferred taxes	$—	$—

NOTE 10 - NOTES PAYABLE

On April 26, 2012, American Shale closed a Credit Agreement transaction (hereafter the “Chambers Credit Agreement”) with several banks and other financial institutions or entities that from time-to-time will be parties to the Chambers Credit Agreement (the “Lenders”), and Chambers Energy Management, LP as the administrative agent (“Agent” or “Chambers”).

The Chambers Credit Agreement was originally for a notional amount of $50 million, which was received at closing net of a $3 million Original Issue Discount (“OID”) and a $50,000 administrative fee due annually. These OID costs were netted against notes payable and were being amortized over the life of the loan using the straight-line method, which approximated the effective interest method. For the years ended December 31, 2015 and 2014, $0 and $1,189,400 of the OID was amortized as interest expense, respectively.

On February 28, 2013, American Shale, the Lenders and the Agent amended and restated the Chambers Credit Agreement in order to facilitate an increase in the principal amount of the borrowings under the facility to $75 million. The additional funds were received February 28, 2013. The other terms of the credit agreement were unchanged.

Interest was due monthly at 10% plus the greater of 1% or the 3 month LIBOR rate (11% at time of payoff). Principal was due at maturity, February 28, 2015. We were required to pay interest through April 26, 2014, on any principal prepayments with respect to the original $50 million loan at the time of the prepayment prior to April 26, 2014. American Shale was obligated to pay a “Termination Fee” with respect to the $25 million loan upon the earliest to occur of (i) a Change of Control, (ii) repayment in full of the loans under the Chambers Credit agreement and (iii) certain defaults under the Chambers Credit Agreement related to seeking relief from creditors or generally being unable to repay debts as they come due. The Termination Fee was defined as $12.5 million less all interest payments actually made with respect to the $25 million loan prior to such date.

The Company estimated its liability related to the Termination Fee to be approximately $6.8 million ($12.5 million gross fee, less $5.7 million in interest payments) (the “Termination Fee Liability”).The Termination Fee Liability was recorded on the Company’s condensed consolidated balance sheet as an addition to the related debt balance, offset by an equal debt discount of $6.8 million (the “Termination Fee Debt Discount”). The Termination Fee Debt Discount was being amortized to interest expense through the expected payment date of February 28, 2015; however, such amortization was accelerated upon payment of the Termination Fee in conjunction with the Credit Agreement. At repayment of the loan the Termination Fee was computed to be $9,077,778. For the years ended December 31, 2015 and 2014, the Company recorded $0 and $3,940,689 of amortization related to the Termination Fee, respectively. For the years ended December 31, 2015 and 2014, the Company recorded interest of $0 and $1,115,280 related to amortization of the Termination Fee Debt Discount, respectively.

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

On May 21, 2014, American Shale, entered into a credit agreement (hereafter the “Credit Agreement”) by and among American Shale, several lenders (the “Lenders”), and Morgan Stanley Capital Group Inc. as the administrative agent (“Agent”). Trans Energy is a guarantor of the Credit Agreement as is Prima, another of our wholly owned subsidiaries. The Credit Agreement initially provided that the Lenders would lend American Shale up to $200 million, including an initial draw of $102.5 million plus a PIK fee of $593,750, a contingent committed amount of $47.5 million and an uncommitted amount of $50 million (the “Loans”). The initial draw under the facility was used primarily to repay all of the outstanding debt under the Chambers Credit Agreement, as well as to fund certain fees and expenses incurred in connection with the Credit Agreement.

The Loans initially bore interest at a per annum rate equal to 9% plus the greater of 1% or LIBOR, for a three month interest period. The interest rate will be automatically lowered if American Shale improves the ratio of the value of its proved developed producing (“PDP PV9”) properties to its funded debt, less cash and other liquid assets, as further defined under the Credit Agreement (the “Net Debt Ratio”). Upon the occurrence of certain events of default, the loans will bear interest at an additional 2% per annum above the initial rate, and with respect to other events of default, may bear interest at the higher default rate. Interest is due and payable monthly in arrears. For the years ended December 31, 2015 and 2014, the Company recorded interest expense of $14,985,439 and $5,884,793 related to the Credit Agreement, respectively.

The initial loan was advanced as a single funding of $102.5 million plus a PIK fee of $593,750 on the Funding Date of May 31, 2014. Additional amounts up to $47.5 million were originally allowed to be drawn within the two year period after the Funding Date provided that the Net Debt Ratio, pro forma for such subsequent drawdowns, based on the level of PDP PV9 that is projected six months from the date of each drawdown, meets certain pre-defined targets. All principal will be due on December 31, 2018 (the “Maturity Date”), if not accelerated before that date (see below for details regarding the First Amendment and Waiver). Scheduled amortization of the principal amount of the loans may begin on May 1, 2015, unless the Net Debt Ratio exceeds certain defined parameters, in which case scheduled amortization may begin as late as May 1, 2016. No amortization is required if American Shale’s Net Debt Ratio meets certain criteria. The minimum amortization required each month will be the greater of (i) 0.75% of the then outstanding balance (after May 1, 2016) or (ii) the amortization amount that would be required for American Shale to achieve a predetermined Net Debt Ratio within six months. Such ratios increase over time.

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

The Credit Agreement includes certain customary affirmative covenants such as minimum hedging requirements, delivery of financial information, operation and maintenance of properties, and maintenance of books and records. Financial covenants include a maximum leverage ratio (latest twelve months EBITDA to net debt) and minimum current ratio (consolidated current assets to consolidated current liabilities). The definition of net debt includes funded debt plus accounts payable, offset by cash as well as accounts receivable. American Shale is also required to apply toward approved capital expenditures a minimum of 50% of the proceeds of any equity issuance that occurs subsequent to the first anniversary of the Funding Date.

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

On the Funding Date, American Shale also entered into a Net Profits Interest Agreement (the “NPI Agreement”) with the Agent. The NPI Agreement provides that subsequent to the repayment of the Loans, American Shale will pay a net profits interest to the Agent (the “NPI”). The NPI is to be calculated based on production revenues less certain expenditures, including operating costs, general and administrative expenses, interest and capital expenditures. The amount of interest expense and general and administrative expenses that can be charged are limited based on the amounts that were previously expensed prior to repayment of the Loans. The NPI is earned based on amounts borrowed under the Credit Agreement. As of the Funding Date, a NPI of 6.5% of the net profits, as defined under the NPI Agreement, has been earned. The Agent will earn up to an additional 2.5% of the net profits pro rata for any subsequent borrowing by American Shale under the $47.5 million contingent commitment. At June 30, 2014, the Company recorded a discount related to the NPI of $3,339,376 on proved property and $733,034 on unproved property. The total value recorded as a discount on loan payable related to the NPI is $4,072,410. For the years ended December 31, 2015 and 2014, the Company recorded interest expense related to accretion of the NPI discount in the amount of $1,411,188 and $518,307, respectively, which is computed using the straight line method over the life of the loan (see below for details regarding the First Amendment and Waiver).

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

On August 20 and October 3, 2014, American Shale made $5 million draws in accordance with the Credit Agreement.

On April 27, 2015, American Shale entered into a consent and agreement (the “Consent and Agreement”) that amended the Credit Agreement and the associated NPI agreement. The Consent and Agreement reduced the contingent borrowing availability under the Tranche B facility from $47.5 million to $10.0 million, and eliminated the Tranche C facility. Potential borrowings under the Tranche B facility had been contingent on American Shale’s ability to meet certain levels of PV-9 value for its producing properties, and as such there was no additional availability under Tranche B as of the signing of the Consent and Agreement. There were no other changes to the terms of the Tranche A facility loans under the Credit Agreement. The NPI agreement was amended to set the contingent NPI percentage at approximately 2.53%.

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

On July 31, 2015, American Shale entered into an amendment and waiver (the “First Amendment and Waiver”) that amended the Credit Agreement and the associated NPI agreement. Under the terms of the First Amendment and Waiver, the parties agreed to:

•	Increase the Applicable Margin to 12% in the event that interest is paid in cash, and 14% if paid in kind (which represented a change from the 9% Applicable Margin then currently payable in cash);

•	Change the Maturity Date to December 31, 2016;

•	Remove the Leverage Ratio covenant;

•	Add a covenant requiring the PV-9 of American Shale’s proved reserves to be greater than 1.5 times the net debt, with a minimum PDP component of proved reserves that increases over time;

•	Eliminate the make-whole premium and any other prepayment penalties related to debt paydowns;

•	Require American Shale to limit its capital expenditures and other monthly expenditures to amounts agreed upon in the First Amendment and Waiver;

•	Require American Shale to close the sale of assets in Wetzel County and pay down at least $30 million of debt by September 30, 2015;

•	Allow American Shale to use the next $17 million of proceeds from the Wetzel County sale, plus 50% of any proceeds thereafter, primarily for expenditures in connection with an approved plan of development;

•	Begin a process to refinance the debt facility, or otherwise effect its paydown through a sale of assets, during the first quarter of 2016;

•	Defer any payment related to the NPI on the Wetzel County assets until the loans are repaid in full;

•	Increase the NPI on the assets remaining after the Wetzel County sale by 2%, to approximately 11%;

•	Pay total fees to the administrative agent of $4 million, of which $1 million was added to the loan balance upon execution of the First Amendment and Waiver. The remainder is to be added to the loan balance upon the closing of the sale of the Wetzel County assets.

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

In accordance with the First Amendment and Waiver, interest of $5,194,760 for the months of October, November and December, 2015, was added to the principal balance of the loan. Currently the Company is paying a default interest rate of 17%, effective October 1, 2015.

In December 2014, M3 Appalachia Gathering, LLC (“M3”) completed a waterline to improve water supply and lower completion costs, as compared to trucking, with respect to the Company’s wells in Marion County, West Virginia. The Company’s cost of the waterline is approximately $3.2 million, which was being paid to M3 through 36 monthly payments of $105,730, at an internal rate of return to M3 of 15%. On December 1, 2015, the company assigned the waterline to M3 with an 18 month Call Right at which time the payments would resume. For a period of the earlier of 18 months or termination of the assignment, the company will pay M3 a water delivery fee of $2.94 per barrel for all water volumes delivered from the waterline. Since it is the intention of the Company to exercise their call right, an asset and liability continues to be recorded. As of December 31, 2015, the Company has recorded a long-term asset of $3.1 million, net of depreciation of $148,231, and a long-term note payable in the amount of $2,134,018.

The following table summarizes the components of total debt recorded on the Company’s consolidated balance sheets as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(audited)	(audited)
Credit Agreement - Morgan Stanley	$121,493,646	$112,500,000
Credit Agreement - Morgan Stanley PIK Fee	1,711,940	593,750
Credit Agreement - Morgan Stanley NPI	(2,142,915)	(3,554,103)
M3 Appalachia Gathering LLC Note Payable	2,134,018	—
Other loan - vehicles	—	4,402

Total debt	$123,196,689	$109,544,049

The debt balances under the Credit Agreements are presented as short-term liabilities and long-term liabilities on the Company’s balance sheet as of December 31, 2015 and 2014, respectively. On May 20, 2016, we notified the Agent that we determined that we were in default under numerous provisions under the Credit Agreement. The following defaults currently exist under the Credit Agreement:

1. American Shale has failed to maintain the Asset Coverage Ratio as set forth in Section 6.21 of the Credit Agreement since September 30, 2015;

2. American Shale has failed to timely provide the materials required pursuant to Sections 5.06 (r), (u), and (v) for the months ended December 31, 2015, January 31, 2016, February 29, 2016 and March 31, 2016;

3. American Shale has failed to timely effect the Tug Hill Disposition in accordance with Section 5.19;

4. American Shale has failed to timely engage a financial advisor reasonably acceptable to Administrative Agent and to commence the related refinancing activities in accordance with Section 5.20;

5. American Shale has failed to timely provide the annual financial statements pursuant to Section 5.06 (a) for the year ended December 31, 2015;

6. American Shale has failed to timely provide the Reserve Report pursuant to Section 5.06 (d) for the year ended December 31, 2015;

7. American Shale has failed to timely provide the Quarterly Report on Hedging pursuant to Section 5.06 (g) for the quarter ended September 30, 2015.

If these defaults under the Credit Agreement are not waived or otherwise resolved within the cure periods provided, the Administrative Agent will have the right to accelerate all of the outstanding indebtedness under the Credit Facility. If the Administrative Agent were to accelerate all of the obligations outstanding under the Credit Facility, we estimate that we would be required to pay approximately $135 million to the Administrative Agent and the Lenders.

We are currently in discussions with the Administrative Agent and the Lenders regarding a potential restructuring of the obligations outstanding under the Credit Agreement. While we hope to close the restructuring as soon as possible, definitive documentation is subject to negotiation. Additionally, we can provide no assurances that we will be able to successfully finalize such a restructuring, that the terms of any such restructuring will be acceptable to us or the timing or closing of such a restructuring.

NOTE 11 - DERIVATIVE AND HEDGING FINANCIAL INSTRUMENTS

On May 9, 2013 American Shale, entered into costless collars covering approximately 85% of its expected natural gas production from wells that were considered proved developed producing (“PDP”) as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The costless collars consist of long put options (floor) with a strike price of $4.00 per MMBtu and offsetting short calls (ceiling) with a strike price of $4.28 per MMBtu. The aforementioned volumes are hedged beginning with the June 2013 contract and ending with the April 2015 contract. A total of 3.4 MMBtu are hedged over this period, with monthly volumes declining from a high of approximately 207,000 MMBtu in June 2013 to 113,000 MMBtu in April 2015. The contract period of this BP Hedge was completed in April 2015. The fair value of these commodity contracts was $0 and $410,389 at December 31, 2015 and 2014, respectively.

On May 21, 2014, American Shale, entered into fixed price hedges (“Morgan Stanley Fixed I”), which, when combined with existing hedges covered approximately 90% of its expected natural gas production from PDP wells as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The hedges consist of swaps with strike prices ranging between $4.38 per MMBtu to $4.06 per MMBtu. The hedges begin with the June 2014 contract and end with the December 2018 contract. A total of 13,932,171 MMBtu are hedged over this period, with monthly volumes declining from a high of 444,534 MMBtu in July 2014 to 171,940 MMBtu in November 2018. Under the April 27, 2015 Consent and Agreement, related to the Credit Agreement, the administrative agent also consented to the monetization of a portion of American Shale’s natural gas hedges. The hedge was monetized in April 2015 for the hedges volumes in years 2016 through 2018 by resetting the strike price from $4.11 to the current market price of $3.27. The fair value of these commodity contracts was $0 and $5,878,302 at December 31, 2015 and 2014, respectively.

On August 20, 2014, American Shale, entered into fixed price hedges (“Morgan Stanley Fixed II”), which, when combined with existing hedges, covered approximately 90% of its expected natural gas production from PDP wells as of that date. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The hedges consist of swaps with a fixed strike price of $3.92 per MMBtu. The hedges begin with the September 2014 contract and end with the December 2018 contract. A total of 10,499,038 MMBtu are hedged over this period, with monthly volumes declining from a high of 326,700 MMBtu in January 2015 to 45,854 MMBtu in November 2018. Under the April 27, 2015 Consent and Agreement, related to the Credit Agreement, the administrative agent also consented to the monetization of a portion of American Shale’s natural gas hedges. The hedge was monetized in April 2015 for the hedges volumes in years 2016 through 2018 by resetting the strike price from $3.92 to the current market price of $3.27. The fair value of these commodity contracts was $0 and $1,941,465 at December 31, 2015 and 2014, respectively.

When the administrative agent consented to the monetization of a portion of American Shale’s natural gas hedges under the April 27, 2015 Consent and Agreement, related to the Credit Agreement, the Fixed I and Fixed II hedge volumes in years 2016 through 2018 were combined (“Morgan Stanley Restrike’). The hedges reflect resetting the strike price from $3.92 to the current market price of $3.27. The fair value of these commodity contracts for the hedges volumes in years 2016 through 2018 in total was $5,841,396 at December 31, 2015.

On December 23, 2014 American Shale, entered into Basis Swap fixed price hedges (“Morgan Stanley Fixed III”) covering approximately 50% of its expected natural gas production from PDP wells as of December 23, 2014. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The hedges consist of swaps with a fixed strike price of $(1.12) per MMBtu. The hedges begin with the December 2014 contract and end with the December 2018 contract. A total of 7,301,209 MMBtu are hedged over this period, with monthly volumes declining from a high of 266,891 MMBtu in December 2014 to 104,084 MMBtu in November 2018. The fair value of these commodity contracts was $(1,727,720) and $(716,488) at December 31, 2015 and 2014, respectively.

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

The following tables summarize the approximate volumes and average contract prices of contracts the Company had in place for gas collars and gas hedges as of December 31, 2015:

Contract Period Of Morgan Stanley Restrike	Volumes	Weighted- Average Fixed Price
	(MMBtu)	(per MMBtu)
2016	4,166,789	$3.27
2017	3,300,403	$3.27
2018	2,796,751	$3.27

All gas basis hedges*	10,263,943

Contract Period Of Morgan Stanley Fixed III	Volumes	Basis Swap Fixed Price
	(MMBtu)	(per MMBtu)
2016	1,878,290	$(1.12)
2017	1,539,998	$(1.12)
2018	1,329,467	$(1.12)

All gas basis hedges*	4,747,755

*	Gas basis hedges are based on the difference between TETCO M2 and IF Henry Hub (100%).

The following tables detail the fair value of derivatives recorded in the accompanying balance sheets, by category:

	As of December 31, 2015
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Commodity derivative	Current assets	$3,417,887	Current liabilities	$474,696
Commodity derivative	Noncurrent assets	2,423,508	Noncurrent liabilities	1,253,024

		$5,841,395		$1,727,720

	As of December 31, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Commodity derivative	Current assets	$5,420,309	Current liabilities	$—
Commodity derivative	Noncurrent assets	2,809,847	Noncurrent liabilities	716,488

		$8,230,156		$716,488

The table below summarizes the realized and unrealized gains and losses related to our derivative instruments for the years ended December 31, 2015 and 2014.

	Twelve Months Ended December 31,
	2015	2014
Realized gains on commodity derivative	$15,756,161	$949,094
Change in fair value of commodity derivative	(3,399,993)	7,639,441

Total realized and unrealized gains/(losses) recorded	$12,356,168	$8,588,535

These realized and unrealized gains and losses are recorded in the accompanying consolidated statements of operations as derivative gains (losses).

NOTE 12 - FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014, respectively by level within the fair value hierarchy

	Level 1	Level 2	Level 3	Total
December 31, 2015
ASSETS:
Commodity contracts	—	$5,841,395	—	$5,841,395
LIABILITIES:
Commodity contracts	—	$1,727,720	—	$1,727,720

December 31, 2014
ASSETS:
Commodity contracts	—	$8,230,156	—	$8,230,156
LIABILITIES:
Commodity contracts	—	$716,488	—	$716,488

We use Level 2 inputs to measure the fair value of gas commodity collar derivatives. Level 2 assets consist of commodity derivative assets and liabilities (See Note 11 - Derivative and Hedging Financial Instruments). The fair value of the commodity derivative assets and liabilities are estimated by the Company using the income valuation techniques utilizing the income approach and an option pricing model, which take into account notional quantities, market volatility, market prices, contract parameters, counterparty credit risk and discount rates based on published LIBOR rates. The Company validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets. Assumed credit risk adjustments, based on published credit ratings, public bond yield spreads and credit default swap spreads, are applied to the Company’s commodity derivatives.

NOTE 13 - STOCKHOLDERS’ EQUITY

In December 2015, Trans Energy issued 25,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $0.60 per share.

In November 2015, Trans Energy issued 25,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $0.70 per share.

In October 2015, Trans Energy issued 25,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $0.80 per share.

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

The Company has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The Company has estimated a forfeiture rate of zero as the effect of forfeitures has not been significant and the small number of option holders does not provide a reasonable basis for prediction. The Company estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk- free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The fair value of all options granted during the years ended December 31, 2015 and 2014 was determined using the following assumptions:

Expected volatility	65% - 90%
Risk free interest rate	1.69% - 1.76%
Expected term (years)	5.0
Dividend yield	0%

As a result of the above stock and option transactions, we recorded total stock-based compensation of $993,149 and $959,823 for the years ended December 31, 2015 and 2014, respectively.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2013	4,045,324	$1.85	2.05 Years	$7,483,849

Granted	252,000	$3.80
Exercised	(1,138,331)	$0.78
Forfeited	(14,000)	$2.43
Expired

Outstanding December 31, 2014	3,144,993	$2.39	1.48 Years	$7,516,533

Granted	100,000	$0.60
Exercised	(218,010)	$1.50
Forfeited
Expired	(889,983)	$2.07

Outstanding December 31, 2015	2,137,000	$2.53	.75 Years	$5,406,610

Exercisable at, December 31, 2015	1,856,001	$2.64		$4,899,843

Unvested at December 31, 2015	280,999

NOTE 14 - EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income (loss) per share of common stock includes both vested and unvested shares of restricted stock. Diluted net income (loss) per common share of stock is computed by dividing net income by the diluted weighted-average common shares outstanding. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the twelve month periods ended December 31, 2015 and 2014, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

As of December 31, 2015, potentially dilutive securities included (i) 13,000 unvested shares of restricted common stock and (ii) 60,000 in-the-money outstanding options.

NOTE 15 - BUSINESS SEGMENTS

Our principal operations consist of exploration and production through Trans Energy, American Shale and Prima, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning our operations in different segments is as follows:

	For the	Exploration
	Year Ended	and	Pipeline
	December 31,	Production	Transmission	Corporate	Total
Revenue	2015	$12,261,539	$151,080	$29,409	$12,442,028
	2014	$26,969,359	$161,975	$89,484	$27,220,818
Income (Loss) from operations	2015	(8,024,877)	46,978	(5,050,216)	(13,028,115)
	2014	11,187,962	(172)	(12,537,073)	(1,349,283)
Interest expense	2015	18,953,219	—	6,498	18,959,717
	2014	19,776,017	—	6,586	19,782,603
Depreciation, depletion, amortization and accretion	2015	8,710,067	1,000	70,872	8,781,939
	2014	9,701,086	1,106	—	9,702,192
Property and equipment acquisitions, including oil and gas properties	2015	7,159,356	—	5,168	7,164,524
	2014	32,709,147	—	8,470	32,717,617

Total assets, net of intercompany accounts:

December 31, 2015	96,815,769		47,322		96,863,091
December 31, 2014	111,755,587		13,558		111,769,145

NOTE 16 - RELATED PARTY TRANSACTIONS

During 2015 and 2014, the Company has conducted business with two companies owned by Clarence E. Smith. Work was awarded the companies after bids were sought and reviewed. The amount of payments total $29,450 and $141,626 for 2015 and 2014, respectively.

During 2015 and 2014, the Company has conducted business with a company owned by William F. Woodburn. Work related to consulting services performed by Mr. Woodburn for the Company’s joint venture with Republic that were billed to the Company. The amount of payments total $84,254 and $126,016 for 2015 and 2014, respectively.

In May 2015, the Company engaged Opportune LLP, a consulting firm specializing in assisting clients across the energy industry, to perform reporting functions for which the company did not have the staff to complete in the prescribed timeframes. Josh L. Sherman, a member of our board of directors and chairman of our Audit Committee, is a partner in Opportune LLP. The amount of payments total $607,270 and $0 for 2015 and 2014 respectively.

NOTE 17 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

Trans Energy, Inc. has five customers for the year ended December 31, 2015 and five customers for the year ended December 31, 2014 that represent 100% of its gross oil and gas sales. BD Oil Gathering Corporation is the major purchaser of oil, ARM Energy and Momentum 3, LLC are the major purchasers of gas and Williams Ohio Valley Midstream, LLC is the major purchaser of NGLs of the Company.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

On August 25, 2014, we entered into a civil Consent Decree with the EPA with respect to the Clean Water Act matter and related issues that were discovered based upon an internal audit that we conducted. The Consent Decree requires us to pay a $3,000,000 civil penalty in two installments. The Company paid the first installment on its penalty in the amount of $1 million, plus interest, on July 20, 2015. Under an agreement with the United States and the State of West Virginia, the Company paid a second installment on its penalty in the amount of $250,000 on April 8, 2016, and a third installment in the amount of $1,750,000, plus interest, is now due on April 21, 2017. The Consent Decree requires us to perform certain restoration activities at the affected pond, well pad and access road sites over a period of three construction seasons. The Company is in the process of submitting delineation reports and restoration plans, with corresponding timelines for performing restoration activities, to the EPA for approval. The EPA has estimated that the restoration will cost as much as $13 million, but we intend to perform the work in a manner that will cause our costs to be significantly below this estimate. The Consent Decree also requires us to put in place and maintain an environmental compliance program. Finally, on December 21, 2015, the Company entered into an Administrative Agreement with the EPA Suspension and Debarment Division to resolve all matters relating to suspension, debarment, and statutory disqualification arising from the Company’s Clean Water Act misdemeanor plea. The Agreement requires that the Company comply with its plea agreement and Consent Decree, establish and review with employees a Code of Business Conduct and Ethics, establish an ethics hotline, prepare semiannual compliance reports, and retain an independent monitor to certify the Company’s compliance.

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

NOTE 19 - SUBSEQUENT EVENTS

On May 20, 2016, we notified Morgan Stanley Capital Group, Inc. that we determined that we were in default under numerous provisions under the First Amended Credit Agreement dated as of July 31, 2015 (the “Credit Agreement”) among our subsidiary American Shale Development, Inc., a Delaware corporation (“Borrower”), the lenders party thereto from time to time (the “Lenders”), and Morgan Stanley Capital Group Inc., as administrative agent for such Lenders (in such capacity, “Administrative Agent “). The following defaults currently exist under the Credit Agreement:

8.	The Borrower has failed to maintain the Asset Coverage Ratio as set forth in Section 6.21 of the Credit Agreement since September 30, 2015;

9.	The Borrower has failed to timely provide the materials required pursuant to Sections 5.06 (r), (u), and (v) for the months ended December 31, 2015, January 31, 2016, February 29, 2016 and March 31, 2016;

10.	The Borrower has failed to timely effect the Tug Hill Disposition in accordance with Section 5.19;

11.	The Borrower has failed to timely engage a financial advisor reasonably acceptable to Administrative Agent and to commence the related refinancing activities in accordance with Section 5.20;

12.	The Borrower has failed to timely provide the annual financial statements pursuant to Section 5.06 (a) for the year ended December 31, 2015;

13.	The Borrower has failed to timely provide the Reserve Report pursuant to Section 5.06 (d) for the year ended December 31, 2015;

14.	The Borrower has failed to timely provide the Quarterly Report on Hedging pursuant to Section 5.06 (g) for the quarter ended September 30, 2015.

If these defaults under the Credit Agreement are not waived or otherwise resolved within the cure periods provided, the Administrative Agent will have the right to accelerate all of the outstanding indebtedness under the Credit Facility. If the Administrative Agent were to accelerate all of the obligations outstanding under the Credit Facility, we estimate that we would be required to pay approximately $135 million to the Administrative Agent and the Lenders. The debt balance under the Credit Agreements is presented as a current liability on the Company’s balance sheet as of December 31, 2015.

We are currently in discussions with the Administrative Agent and the Lenders regarding a potential restructuring of the obligations outstanding under the Credit Agreement. While we hope to close the restructuring as soon as possible, definitive documentation is subject to negotiation. Additionally, we can provide no assurances that we will be able to successfully finalize such a restructuring, that the terms of any such restructuring will be acceptable to us or the timing or closing of such a restructuring.

Effective May 1, 2016, Tyler Construction Company, Inc., a subsidiary of the Company (“Assignor”) entered into an assignment and bill of sale of Gas Pipeline (hereinafter, “Assignment”) with Diversified Gas & Oil Corp. (“Assignee”) whereby the Assignor assigned the pipeline, customers, sales meters and equipment to the Assignee, and the Assignee assumed the Assignor’s obligation to Dominion Field Services, Inc. under a contract between them in the amount of $87,469. Additionally, at closing, the Assignee paid the Assignor the sum of $32,530.

NOTE 20 - SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

Trans Energy retained Wright & Company, Inc., independent third-party reserve engineers, to perform an independent evaluation of proved reserves as of December 31, 2015 and 2014, respectively. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of Trans Energy’s reserves are located in the United States.

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

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

Aggregate capitalized costs relating to Trans Energy’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion, and amortization are as follows:

	As of December 31,
	2015	2014
Proved oil and gas producing properties and related lease, wells and equipment	89,391,813	89,453,477
Unproved Oil and Gas Properties	6,829,029	5,728,196
Accumulated Depreciation, Depletion and Amortization	(26,442,766)	(17,731,699)

Net Capitalized Costs	69,778,076	$77,449,974

All of Trans Energy’s operations are in the United States.

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with Trans Energy’s crude oil and natural gas acquisition, exploration and development activities for each of the periods shown below:

	For the Year Ended December 31,
	2015	2014
Acquisition of Properties
Proved	$—	$—
Unproved	1,120,479	960,554
Exploration Costs	—	—
Development Costs	6,038,877	31,748,593

Total Costs Incurred	$7,159,356	$32,709,147

Results of Operations for Oil and Gas Producing Activities

Aggregate results of operations, in connection with Trans Energy’s crude oil and natural gas producing activities, for each of the periods shown below:

	For the Year Ended December 31,
	2015	2014
Sales	$12,261,539	$26,969,359
Production Costs (a)	(11,505,478)	(12,982,632)
Depreciation, Depletion and Amortization	(8,710,067)	(9,701,086)
Income Tax Expense	—	—

Total Results of Operations for Producing Activities (b)	$(7,954,006)	$4,285,641

(a)	Production costs consist of oil and gas operations expense, production and ad valorem taxes, plus general and administrative expense supporting Trans Energy’s oil and gas operations.
(b)	Excludes the activities of pipeline transmission operations, corporate overhead and interest costs, gain on sale of oil and gas assets, impairment of fixed assets and related income taxes.

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

The following schedule sets forth the proved reserves of Trans Energy during each of the periods presented:

	As of December 31,
	2015			2014
	Oil	Gas	NGL	Oil	Gas	NGL
	(BBL)	(Mcf)	(BBL)	(BBL)	(Mcf)	(BBL)
Proved Reserves:
Beginning of the period	17,374	76,966,121	1,269,207	19,073	42,536,167	890,367
Revisions of previous estimates	(10,826)	(30,046,251)	343,816	397	2,579,426	124,580
Extensions and discoveries	—	942,402	—	8	40,437,710	453,816
Production	(1,091)	(6,491,172)	(191,446)	(2,104)	(6,273,384)	(127,530)
Purchases of minerals in place	—	—	—	—	(2,346,798)	(72,026)
Sales of minerals in place-leaseholds	—	(3,721,437)	—	—	—	—

End of period	5,457	37,616,663	1,421,577	17,374	76,933,121	1,269,207

Proved Developed Reserves, End of Year	5,457	32,129,895	1,421,577	17,374	62,489,000	1,269,207

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on Trans Energy’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2015 and 2014 in accordance with GAAP which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of Trans Energy’s proved oil and gas reserves.

	As of December 31,
	2015	2014
Future Cash Inflows	$88,813,496	$330,073,018
Future Production Costs (a)	(62,318,720)	(142,451,499)
Future Development Costs	(1,908,925)	(7,852,451)
Future Income Tax Expense	(4,917,170)	(37,524,303)

Future Net Cash Flows	19,668,681	142,244,765
Discounted for Estimated Timing of Cash Flows	(9,853,817)	(75,150,765)

Standardized Measure of Discounted Future Net Cash Flows	$9,814,864	$67,094,000

(a)	Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and general and administrative expense supporting Trans Energy’s oil and gas operations and are based on current year-end economic conditions.

SEC reporting rules require that year-end reserve calculations and future cash inflows be based on the weighted average of the first day of the month price for the previous twelve month period. The benchmark prices for 2015 used in the above table were gas $1.43 per MMBTU, oil $50.28 per BBL and natural gas liquids $12.09 per BBL. The benchmark prices used for 2014 were gas $3.31 per MMBTU, oil $94.99 per BBL and natural gas liquids $41.74 per BBL.

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil and Gas Reserves

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to Trans Energy’s proved crude oil and natural gas reserves at year end are set forth in the table below:

	For the Year Ended December 31,
	2015	2014
Standardized Measure, Beginning of Year	$67,094,000	$44,314,000
Oil and gas sales, net of production costs	942,744	(14,625,871)
Changes in prices and future production	(75,829,003)	(1,676,515)
Extensions, discoveries and improved recovery, net of costs	157,123	40,301,999
Sales of Minerals in place-leaseholds	(2,398,466)	(3,433,255)
Change in estimated future development costs	913,657	(6,553,408)
Previously estimated development costs incurred	3,781,305	—
Revisions of previous quantity estimates	(7,451,741)	4,682,554
Accretion of Discount	6,709,400	4,431,400
Net change in income taxes	15,412,445	(7,071,933)
Timing and Other	483,400	6,725,029

Standardized Measure, End of Year	9,814,864	67,094,000