Form 10-Q
period 2016-03-31
TRANS ENERGY INC
filed 2016-09-30
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2016
Common Stock, $0.001 par value	16,131,648

i

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$337,671	$473,081
Restricted cash	232,412	231,916
Accounts receivable, trade	2,166,524	1,711,926
Accounts receivable due from drilling operator, net	334,414	—
Accounts receivable, related parties	18,500	18,500
Commodity derivatives	3,721,680	3,417,887
Advance royalties	391,883	337,133
Prepaid expenses	653,372	642,740

Total current assets	7,856,456	6,833,183
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	101,979,040	84,956,392
Unproved properties	7,360,226	6,829,029
Pipelines	4,435,421	4,435,421
Accumulated depreciation, depletion and amortization	(38,748,625)	(26,442,766)

Oil and gas properties, net	75,026,062	69,778,076
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $414,783 and $404,669, respectively	416,487	426,601
OTHER ASSETS
Assets held for sale	—	13,460,614
Commodity derivatives	2,189,678	2,423,508
Other assets	391,438	390,925

Total other assets	2,581,116	16,275,047

TOTAL ASSETS	$85,880,121	$93,312,907

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	March 31, 2016	December 31, 2015
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$1,096,360	$1,321,852
Accounts payable due to drilling operator, net	—	548,086
Accounts payable, related party	1,500	1,500
Accrued expenses	2,276,335	1,954,257
Environmental settlement and related costs	2,000,000	2,000,000
Revenue payable	14,734	8,578
Commodity derivatives	585,950	474,696
Notes payable, net - current (Note 7)	124,306,343	117,512,487

Total current liabilities	130,281,222	123,821,456
LONG-TERM LIABILITIES
Notes payable, net	2,230,955	2,134,018
Asset retirement obligations	52,041	39,669
Environmental settlement and related costs	3,000,000	3,000,000
Commodity derivatives	956,941	1,253,024
Deferred revenue	62,510	62,510

Total long-term liabilities	6,302,447	6,489,221

Total liabilities	136,583,669	130,310,677
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ DEFICIT
Preferred stock; 10,000,000 shares authorized at $0.001 par value; 0 shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value; 15,388,977 and 15,263,977 shares issued, and 15,386,977 and 15,261,977 shares outstanding, respectively	15,389	15,264
Additional paid-in capital	46,115,276	45,965,168
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(96,832,263)	(82,976,252)

Total stockholders’ deficit	(50,703,548)	(36,997,770)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$85,880,121	$93,312,907

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
OPERATING REVENUES
Oil and gas sales	$2,061,060	$3,463,209
Natural gas liquid sales	415,646	921,828
Gas transportation, gathering, and processing	19,463	42,716
Other income	133	1,777

Total operating revenues	2,496,302	4,429,530

OPERATING COSTS AND EXPENSES
Production costs	2,542,191	3,037,186
Depreciation, depletion, amortization and accretion	7,262,821	1,802,830
General and administrative	838,880	1,180,830

Total operating costs and expenses	10,643,892	6,020,846

LOSS FROM OPERATIONS	(8,147,590)	(1,591,316)
OTHER (EXPENSES) INCOME
Interest income	561	542
Interest expense	(6,892,608)	(3,115,737)
Gains on commodity derivatives	1,183,626	7,375,180

Total other (expenses) income	(5,708,421)	4,259,985

NET (LOSS) INCOME BEFORE INCOME TAXES	(13,856,011)	2,668,669
INCOME TAX	—	—

NET (LOSS) INCOME	$(13,856,011)	$2,668,669

NET (LOSS) INCOME PER SHARE — BASIC	$(.90)	$.18
NET (LOSS) INCOME PER SHARE — DILUTED	$(.90)	$.18
WEIGHTED AVERAGE SHARES – BASIC	15,316,999	14,889,031
WEIGHTED AVERAGE SHARES – DILUTED	15,316,999	15,079,726

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,856,011)	$2,668,669
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion, and accretion	7,262,821	1,317,781
Amortization of financing costs and debt discount	1,423,275	485,049
Share-based compensation	68,483	555,778
Professional fees paid by common stock issuance	81,750	—
Interest and legal expense added to principal	5,467,518	—
Total gain on commodity derivatives	(1,183,626)	(7,375,180)
Cash settlement of commodity derivatives	928,834	2,030,176
Changes in operating assets and liabilities:
Changes in restricted cash	(496)	—
Accounts receivable, trade	(454,598)	(253,524)
Accounts receivable due from operator	(334,414)	—
Prepaid expenses and other current assets	(65,382)	(48,071)
Other assets	(513)	(497)
Accounts payable and accrued expenses	96,586	(1,665,240)
Accounts payable due to operator	(548,086)	5,903,756
Revenue payable	6,156	(8,947)

Net cash (used in) provided by operating activities	(1,107,703)	3,609,750
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	972,293	(7,108,042)
Expenditures for property and equipment	—	(2,239)

Net cash provided by (used in) investing activities	972,293	(7,110,281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	3,050,000
Payments on notes payable	—	(279,359)
Stock options exercised	—	327,016

Net cash provided by financing activities	—	3,097,657

NET DECREASE IN CASH	(135,410)	(402,874)

CASH, BEGINNING OF PERIOD	473,081	1,585,530

CASH, END OF PERIOD	$337,671	$1,182,656

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$1,816	$3,115,736
Income taxes	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued expenditures for oil and gas properties	$548,086	$7,254,606
Increase in asset retirement obligation	$6,235	$11,372

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Trans Energy, Inc., (“Trans Energy,” “we,” “our,” “us,” or the “Company”), in accordance with accounting principles generally accepted in the United State of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures normally included in a full set of financial statements prepared in accordance with GAAP. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and notes thereto included in our December 31, 2015 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the 2015 Form 10-K, and are supplemented by the notes to the unaudited condensed consolidated financial statements in this report.

Nature of Operations and Organization

We are an independent energy company engaged in the acquisition, exploration, development, and production of oil and natural gas. Our operations are presently focused in the State of West Virginia.

Principles of Consolidation

The unaudited consolidated financial statements include Trans Energy and our wholly-owned subsidiaries, Prima Oil Company, Inc. (“Prima”), Ritchie County Gathering Systems, Inc., Tyler Construction Company, Inc., American Shale Development, Inc. (“American Shale” or “ASD”), and Tyler Energy, Inc., and interests with joint development partners, which are accounted for under the proportional consolidation method. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Restricted Cash

On September 3, 2015, American Shale entered into a Deposit Account Control Agreement (“DACA”) with Morgan Stanley Capital Group, Inc., administrative agent for the Lenders (“Agent”) and United Bank, Inc. Currently, the settlements related to the Company’s derivative and hedge financial instruments are deposited directly into depository accounts subject to the DACA. The agent exercises control of the depository accounts subject to the DACA and has the ability to prevent disbursements from those restricted accounts to our unrestricted cash accounts. Amounts deposited into these accounts are generally released to us in a timely manner. As of March 31, 2016, current restricted cash includes $232,412 of cash temporarily held in accounts controlled by our agent.

Property and Equipment

Property and equipment are recorded at cost. Depreciation on vehicles, machinery and equipment is computed using the straight-line method over expected useful lives of five to ten years. Additions are capitalized and maintenance and repairs are charged to expense as incurred.

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas exploration and production activities. Under this method, all property acquisition costs, and costs of exploratory and development wells are capitalized until a determination is made that the well has found proved reserves or is deemed noncommercial. If an exploratory well is deemed to be noncommercial, the well costs are charged to exploration expense as dry hole costs. Exploration expenses include dry hole costs and geological and geophysical expenses. Noncommercial development well costs are charged to impairment expense if circumstances indicate that a decline in the recoverability of the carrying value may have occurred.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Depreciation, depletion, and amortization (“DD&A) of capitalized costs related to proved oil and gas properties is calculated on a property-by-property basis using the units-of-production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement, and abandonment costs as well as the estimated proceeds from salvaging equipment. Depreciation on pipelines and related equipment, including compressors, is computed using the straight-line method over the expected useful lives of ten to twenty-five years.

Depreciation, depletion, and amortization expenses on oil and gas properties were $7,246,320 and $1,297,264 for the three months ended March 31, 2016 and 2015, respectively.

Total additions for oil and gas properties for the three months ended March 31, 2016 and 2015 were $(972,293) and $7,108,042, respectively. During 2016 the additions for oil and gas properties of $75,457 were reduced by $1,047,750 as a result of change in ownership percentage due to unitization of various leases.

The sale of a partial interest in a proved oil and gas property is accounted for as a normal retirement, and no gain or loss is recognized as long as the treatment does not significantly affect the units-of-production depletion rate. A gain or loss is recognized for all other sales of producing properties. The sale of a partial interest in an unproved oil and gas property is accounted for as a recovery of cost, with any excess of the proceeds over such cost or related carrying amount recognized as gain.

Impairments

GAAP requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company, at least annually, reviews its proved oil and gas properties for impairment by comparing the carrying value of its properties to the properties’ undiscounted estimated future net cash flows. Estimates of future oil and gas prices, operating costs, and production are utilized in determining undiscounted future net cash flows. The estimated future production of oil and gas reserves is based upon the Company’s independent reserve engineer’s estimate of proved reserves, which includes assumptions regarding field decline rates and future prices and costs. For properties where the carrying value exceeds undiscounted future net cash flows, the Company recognizes an impairment for the difference between the carrying value and fair market value of the properties.

No impairments were recorded for the periods ended March 31, 2016 or 2015.

Derivatives

We may enter into derivative commodity contracts at times to manage or reduce commodity price risk related to our production. Derivatives and embedded derivatives, if applicable, are measured at fair value and recognized in the condensed consolidated balance sheets as assets or liabilities. Derivatives are classified in the condensed consolidated balance sheets as current or non-current based on whether net-cash settlement is expected to be required within 12 months of the balance sheet date. These commodity contracts are not designated as cash flow hedges, so changes in the fair value are recognized immediately in other income (expense) in the condensed consolidated statements of operations. The pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the condensed consolidated financial statements.

Asset Retirement Obligations

We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. These obligations include dismantlement, plugging and abandonment of oil and gas wells and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset which has been determined to be 40 years for Marcellus Shale wells.

The following is a description of the changes to our asset retirement obligations for the three months ended March 31:

	2016	2015
Asset retirement obligations at beginning of period	$39,669	$90,928
Liabilities incurred during the period	6,235	11,372
Accretion expense	6,137	1,000
Liability revisions	—	—

Asset retirement obligations at end of period	$52,041	$103,300

At March 31, 2016 and December 31, 2015, our current portion of the asset retirement obligation was $0.

Income Taxes

At March 31, 2016, the Company had net operating loss carry forwards (“NOLs”) for future years of approximately $98.9 million. These NOLs will expire at various dates through 2035. There is no current tax expense for the three months ended March 31, 2016 due to a net operating loss for the period. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or Alternative Minimum Tax (“AMT”) credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

We have provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

The Company has no material unrecognized tax benefits. No tax penalties or interest expense were accrued as of March 31, 2016 or December 31, 2015 or paid during the periods then ended. We file tax returns in the United States and states in which we have operations and are subject to taxation. Tax years subsequent to 2012 remain open to examination by U.S. federal and state tax jurisdictions, however prior year net operating losses remain open for examination.

Revenue and Cost Recognition

We recognize gas revenues upon delivery of the gas to the customers’ pipeline from our pipelines when recorded as received by the customer’s meter. We recognize oil revenues when pumped and metered by the customer. We use the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no material imbalances as of March 31, 2016 and December 31, 2015. Costs associated with production are expensed in the period incurred.

Revenue payable represents cash received but not yet distributed to third parties.

Transportation revenue is recognized when earned and we have a contractual right to receive payment.

Share-Based Compensation

Trans Energy estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model. The model employs various assumptions, based on management’s best estimates at the time of the grant, which impact the fair value calculated and ultimately, the expense that is recognized over the life of the award. We have utilized historical data and analyzed current information to reasonably support these assumptions. The fair value of restricted stock awards is determined based on the fair value of our common stock on the date of the grant.

We recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. As a result of stock and option transactions, we recorded total share-based compensation of $68,483 and $555,778 for the three months ended March 31, 2016 and 2015, respectively.

New Accounting Standards

In March 2016, the “FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment award transactions including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements. For the Company, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the potential impact on the financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and should be applied using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the potential impact on the financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amended its standards related to the accounting of certain financial instruments. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure. The new rules will become effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the potential impact on the financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The purpose of the standard update was to simplify presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Amortization of the discount or premium shall be reported as interest expense in the case of liabilities or as interest income in the case of assets. Amortization of debt issuance costs also shall be reported as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this standard effective January 1, 2016 and the impact of adopting this standard is discussed further in Note 7.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies principal versus agent when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606, “Revenue from Contracts with Customers”, requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The original effective date for financial statements issued by public companies was for annual reporting periods beginning after December 15, 2016. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date. The Company is currently evaluating which method of adoption will be used as well as the potential impact on the financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company is currently evaluating the potential impact on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

Reclassifications

Certain amounts in the 2015 condensed consolidated financial statements have been reclassified to conform to the 2016 presentation. This reclassification included reclassifying natural gas liquid sales from oil and gas sales given its significant balances. These sales are presented as a separate line item in the condensed consolidated statements of operations of $415,646 and $921,828 for the three months ended March 31, 2016 and 2015, respectively. This reclassification also included reclassifying restricted cash to cash. The amount reclassified was $238,457 at December 31, 2015. These changes had no impact to previously reported total operating revenues or net income.

In addition, the Company has reclassified commodity derivatives to a gross presentation in the condensed consolidated statements of cash flows for 2015. This reclassification is reflected as a total gain on commodity derivatives of $7,375,180 with a separate presentation of the cash settlement of commodity derivatives of $2,030,176. The offsetting adjustment is reflected in the accounts receivable, trade balance. This change had no impact on our net cash provided by operating activities.

NOTE 2 — GOING CONCERN

The Company has incurred losses from operations of $13.8 million, and negative cash flows from operations of $1.1 million for the three months ended March 31, 2016. In addition, the Company has negative working capital of $122.4 million and its cash balance was approximately $338,000 as of March 31, 2016. Additionally, subsequent to the balance sheet date, but prior to issuance of these financial statements, the Company entered into a forbearance agreement (Note 7) with its lender. As a result of these conditions and events, there is substantial doubt about the Company’s ability to continue as a going concern. As part of the Company’s current strategic review process, it is currently seeking to monetize certain assets as discussed in Note 7.

NOTE 3 - ACCOUNTS RECEIVABLE DUE FROM DRILLING OPERATOR AND ACCOUNTS PAYABLE DUE TO DRILLING OPERATOR

Prior to 2012, we had been the drilling operator for wells drilled on our behalf and other third parties in which we own a working interest. In 2012, another working interest owner became the drilling operator for wells in which we own a working interest.

The amount due from the drilling operator as of March 31, 2016 and December 31, 2015, respectively is $334,414 and $218,456 for charges related to employee salary reimbursements, travel expense and lease costs.

The amount due to the drilling operator as of December 31, 2015 was $766,542 for charges incurred, but not paid.

NOTE 4 - ASSETS AND LIABILITIES HELD FOR SALE

On April 3, 2015, Trans Energy, and its wholly owned subsidiaries American Shale and Prima, along with Republic Energy Ventures, LLC, Republic Partners VIII, LLC, Republic Partners VI, LP, Republic Partners VII, LLC, and Republic Energy Operating, LLC (collectively, the “Sellers”) entered into a Purchase and Sale Agreement (the “TH PSA”), pursuant to which the Sellers agreed to sell certain interests located in Wetzel County, West Virginia, including 5,159 net acres held by the Company and the Company’s interest in twelve Marcellus producing wellbores, to TH Exploration, LLC (“Buyer”). On July 30, 2015, the Buyer elected to formally extend the expiration date of the TH PSA until August 14, 2015 (the “Extension Period”). During the Extension Period, the Buyer provided notice to the Company that the TH PSA would terminate on August 13, 2015. The Company believes that the TH PSA terminated as a result of such notice. Because of uncertainty surrounding whether the Buyer would contest the termination of the TH PSA along with Management’s intention to sell the underlying assets as soon as such uncertainty was definitively resolved, the Wetzel county assets were reported as assets held for sale at December 31, 2015. In January 2016, the Wetzel county assets were reclassified to proved oil and gas properties and a catch up entry for the depletion was booked by the Company in the amount of $4,372,965. No assets were ultimately sold under this TH PSA.

Total assets held for sale as of March 31, 2016 and December 31, 2015 were $0 and $13,460,614, respectively.

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

On May 21, 2014 (“Funding Date”), American Shale entered into a purchase and sale agreement (the “Republic PSA”) with its joint development partner, Republic Energy Ventures (“Republic”). As part of the Republic PSA, Republic agreed to amend the Amended Joint Development Agreement with American Shale (the “AJDA”). Under the revised AJDA, Republic agreed to fund all costs associated with new leasehold acquisitions subsequent to April 1, 2014. American Shale has the right to buy a 25% interest in any such leasehold at Republic’s cost, plus 12% interest, in the event that Republic sells its interest in the leasehold or permits a third party to drill a well on the leasehold. In the event that American Shale repays Republic under the terms of the Republic PSA, American Shale will have the option to fund a 50% portion of any future leasehold expenditures, upon providing satisfactory evidence of its ability to continue such funding on a go-forward basis.

On December 24, 2014, American Shale (the “Sellers”) closed a transaction pursuant to a Purchase and Sale Agreement (the “PSA”) executed as of December 24, 2014 with Wellbore Capital, LLC, a Delaware limited liability company (“Wellbore”). Pursuant to the PSA, the Sellers granted to Wellbore overriding royalty interests in certain leases (the “Oil and Gas Properties”) located in Wetzel and Marion Counties, West Virginia (collectively, the “ORRI”). Under the PSA, the purchase price for the ORRI was $11.0 million, of which the Company received approximately $10.7 million in cash at closing. The PSA provides Wellbore the right to sell its interests in the ORRI to a third party acquiror in the event that Sellers sell all of their interests in the oil and gas properties to such acquiror. If such sale occurs prior to December 31, 2017, Wellbore alternatively has the right to require Sellers to repurchase the ORRI for a certain return on its investment in the ORRI.

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

NOTE 6 — ENVIRONMENTAL SETTLEMENT AND RELATED COSTS

On October 1, 2014, Trans Energy, Inc. pleaded guilty to three misdemeanor charges related to Unauthorized Discharge into a Water of the United States in violation of the Clean Water Act. In connection with this plea, the Company agreed to pay a $600,000 fine and was placed on probation for a period of two years.

On August 25, 2014, we entered into a civil Consent Decree with the EPA with respect to the Clean Water Act matter and related issues that were discovered based upon an internal audit that we conducted. The Consent Decree requires us to pay a $3,000,000 civil penalty in two installments. The Company paid the first installment on its penalty in the amount of $1 million, plus interest, on July 20, 2015. Under an agreement with the United States and the State of West Virginia, the Company paid a second installment on its penalty in the amount of $250,000 on April 8, 2016, and a third installment in the amount of $1,750,000, plus interest, is now due on April 21, 2017. The Consent Decree requires us to perform certain restoration activities at the affected pond, well pad and access road sites over a period of three construction seasons. The Company is in the process of submitting delineation reports and restoration plans, with corresponding timelines for performing restoration activities, to EPA for approval. The EPA has estimated that the restoration will cost as much as $13 million, but we intend to perform the work in a manner that will cause our costs to be significantly below this estimate. Management has recorded a $3,000,000 long-term environmental settlement and related costs liability as of March 31, 2016 and December 31, 2015 to reflect its best estimate of what the restoration costs will actually be. The Consent Decree also requires us to put in place and maintain an environmental compliance program. Finally, on December 21, 2015, the Company entered into an Administrative Agreement with the EPA Suspension and Debarment Division to resolve all matters relating to suspension, debarment, and statutory disqualification arising from the Company’s Clean Water Act misdemeanor plea. The Agreement requires that the Company comply with its plea agreement and Consent Decree, establish and review with employees a Code of Business Conduct and Ethics, establish an ethics hotline, prepare semiannual compliance reports, and retain an independent monitor to certify the Company’s compliance.

NOTE 7 — NOTES PAYABLE

On May 21, 2014, American Shale, entered into a credit agreement (hereafter the “Credit Agreement”) by and among American Shale, several lenders (the “Lenders”), and Morgan Stanley Capital Group Inc. as the administrative agent (“Agent”). Trans Energy is a guarantor of the Credit Agreement as is Prima, another of our wholly owned subsidiaries. The Credit Agreement initially provided that the Lenders would lend American Shale up to $200 million, including an initial draw of $102.5 million plus a PIK fee of $593,750, a contingent committed amount of $47.5 million and an uncommitted amount of $50 million (the “Loans”). The initial draw under the facility was used primarily to repay all of the outstanding debt under a previous Credit Agreement, as well as to fund certain fees and expenses incurred in connection with the Credit Agreement. Additional amounts up to $47.5 million were originally allowed to be drawn within the two year period after the Funding Date provided that the Net Debt Ratio, pro forma for such subsequent drawdowns, based on the level of PDP PV9 that was projected six months from the date of each drawdown, met certain pre-defined targets.

In connection with obtaining financing in May 2014 and subsequent borrowings, we incurred fees and expenses of $6,242,874. Per the guidance of ASU 2015-03 the loan costs are presented as a reduction to the notes payable - current on the accompanying Condensed Consolidated Balance Sheets and will be amortized to interest expense over the life of the note using the interest rate method (see Note 1). At March 31, 2016 and December 31, 2015, the balance of the notes payable was reduced by $2,662,638 and $3,550,184 related to the loan costs, respectively, and the Company had recognized $3,580,236 and $2,692,690, respectively, of cumulative interest expense related to the amortization of the loan costs.

The Loans initially bore interest at a per annum rate equal to 9% plus the greater of 1% or LIBOR, for a three month interest period. The interest rate has subsequently increased in connection with the First Amendment and Waiver, as more fully described below. Interest is due and payable monthly in arrears. For the three months ended March 31, 2016 and 2015, the Company recorded interest expense of $5,370,581 and $2,967,969 related to the Credit Agreement, respectively.

On the Funding Date, American Shale also entered into a Net Profits Interest Agreement (the “NPI Agreement”) with the Agent. The NPI Agreement provides that subsequent to the repayment of the Loans, American Shale will pay a net profits interest to the Agent (the “NPI”). The NPI is to be calculated based on production revenues less certain expenditures, including operating costs, general and administrative expenses, interest and capital expenditures. The amount of interest expense and general and administrative expenses that can be charged are limited based on the amounts that were previously expensed prior to repayment of the Loans. The NPI is earned based on amounts borrowed under the Credit Agreement. As of the Funding Date, a NPI of 6.5% of the net profits, as defined under the NPI Agreement, has been earned. The Agent will earn up to an additional 2.5% of the net profits pro rata for any subsequent borrowing by American Shale under the $47.5 million contingent commitment. At June 30, 2014, the Company recorded a discount related to the NPI of $3,339,376 on proved property and $733,034 on unproved property. The total value recorded as a discount on loan payable related to the NPI was $4,072,410. For the three months ended March 31, 2016 and 2015, the Company recorded interest expense related to accretion of the NPI discount in the amount of $535,729 and $222,131, respectively, which is computed using the straight line method (as it approximated the effective interest method) over the life of the loan (see below for details regarding the First Amendment and Waiver).

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

On July 31, 2015, American Shale entered into an amendment and waiver (the “First Amendment and Waiver”) that amended the Credit Agreement and the associated NPI agreement. Under the terms of the First Amendment and Waiver, the parties agreed to:

•	Increase the Applicable Margin to 12% in the event that interest is paid in cash, and 14% if paid in kind (which represented a change from the 9% Applicable Margin then currently payable in cash);

•	Change the Maturity Date to December 31, 2016;

•	Remove the Leverage Ratio covenant;

•	Add a covenant requiring the PV-9 of American Shale’s proved reserves to be greater than 1.5 times the net debt, with a minimum PDP component of proved reserves that increases over time;

•	Eliminate the make-whole premium and any other prepayment penalties related to debt paydowns;

•	Require American Shale to limit its capital expenditures and other monthly expenditures to amounts agreed upon in the First Amendment and Waiver;

•	Require American Shale to close the sale of assets in Wetzel County and pay down at least $30 million of debt by September 30, 2015;

•	Allow American Shale to use the next $17 million of proceeds from the Wetzel County sale, plus 50% of any proceeds thereafter, primarily for expenditures in connection with an approved plan of development;

•	Begin a process to refinance the debt facility, or otherwise effect its paydown through a sale of assets, during the first quarter of 2016;

•	Defer any payment related to the NPI on the Wetzel County assets until the loans are repaid in full;

•	Increase the NPI on the assets remaining after the Wetzel County sale by 2%, to approximately 11%;

•	Pay total fees to the administrative agent of $4 million, of which $1 million was added to the loan balance upon execution of the First Amendment and Waiver. The remainder was to be added to the loan balance upon the closing of the sale of the Wetzel County assets.

In accordance with the First Amendment and Waiver, interest of $3,917,077 for the months of July, August, and September 2015, was added to the principal balance of the loan. In addition, $1,000,000 was added to the principal balance of the loan upon execution of the First Amendment and Waiver. These fees were recorded as financing costs and are being amortized over the life of the loan using the straight-line method, which approximates the effective interest method.

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

In accordance with the First Amendment and Waiver, interest of $5,370,581 for the months of January, February, and March 2016 was added to the principal balance of the loan. Effective October 1, 2015, the Company is paying a default interest rate of 17%.

In December 2014, M3 Appalachia Gathering, LLC (“M3”) completed a waterline to improve water supply and lower completion costs, as compared to trucking, with respect to the Company’s wells in Marion County, West Virginia. The Company’s cost of the waterline is approximately $3.1 million, which was being paid to M3 through 36 monthly payments of $105,730, at an internal rate of return to M3 of 15%. On December 1, 2015, the Company assigned the waterline to M3 with an 18 month Call Right at which time the payments would resume. For a period of the earlier of 18 months or termination of the assignment, the Company will pay M3 a water delivery fee of $2.94 per barrel for all water volumes delivered from the waterline. Since it is the intention of the Company to exercise its call right, an asset and liability continues to be recorded. As of March 31, 2016, the Company has recorded a long-term asset of $3.1 million, net of depreciation of $179,994, and a long-term note payable in the amount of $2,230,955.

The following table summarizes the components of total debt recorded on the Company’s consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(unaudited)	(audited)
Credit Agreement - Morgan Stanley	$126,789,603	$121,493,646
Credit Agreement - Morgan Stanley PIK Fee	1,786,564	1,711,940
Credit Agreement - Morgan Stanley NPI	(1,607,186)	(2,142,915)
M3 Appalachia Gathering LLC Note Payable	2,230,955	2,134,018
Debt issuance costs	(2,662,638)	(3,550,184)

Total debt	$126,537,298	$119,646,505

The debt balances under the Credit Agreements are presented as short-term liabilities and long-term liabilities on the Company’s balance sheet as of March 31, 2016 and December 31, 2015.

As of March 31, 2016, we were not in compliance with our debt covenants with our debt facility with Morgan Stanley.

On May 20, 2016, we notified the Agent that we determined that we were in default under numerous provisions under the Credit Agreement. The following defaults currently exist under the Credit Agreement:

1. American Shale has failed to maintain the Asset Coverage Ratio as set forth in Section 6.21 of the Credit Agreement since September 30, 2015;

2. American Shale has failed to timely provide the materials required pursuant to Sections 5.06 (r), (u), and (v) for the months ended December 31, 2015, January 31, 2016, February 29, 2016, March 31, 2016, April 30, 2016, May 31, 2016, and June 30, 2016;

3. American Shale has failed to timely effect the Tug Hill Disposition in accordance with Section 5.19;

4. American Shale has failed to timely engage a financial advisor reasonably acceptable to Administrative Agent and to commence the related refinancing activities in accordance with Section 5.20;

5. American Shale has failed to timely provide the annual financial statements pursuant to Section 5.06 (a) for the year ended December 31, 2015 and the quarters ended March 31, 2016 and June 30, 2016;

6. American Shale has failed to timely provide the Reserve Report pursuant to Section 5.06 (d) for the year ended December 31, 2015 and the quarters ended March 31, 2016 and June 30, 2016;

7. American Shale has failed to timely provide the Quarterly Report on Hedging pursuant to Section 5.06 (g) for the quarters ended September 30, 2015 December 31, 2015, March 31, 2016, and June 30, 2016.

On August 17, 2016, (“Effective Date”) Trans Energy and American Shale executed an agreement with the Agent for the Lenders under the Credit Agreement, as amended. Under the terms of the agreement (the “Forbearance”), the Agent and the Lenders agreed to forbear from taking any enforcement actions with respect to various defaults under the Credit Agreement, provided that (a) no further defaults occur other than those (i) specified in the Forbearance as having already occurred or (ii) anticipated to occur in the future and (b) the Borrower achieves certain milestones with respect to a process to sell certain assets of the Borrower, with such milestones to be agreed upon among the Borrower and the Agent.

If these defaults under the Credit Agreement are not resolved in the manner contemplated by the Forbearance, the Administrative Agent will have the right to accelerate all of the outstanding indebtedness under the Credit Facility. If the Administrative Agent were to accelerate all of the obligations outstanding under the credit facility, we estimate that we would be required to pay approximately $135 million to the Administrative Agent and the Lenders.

In addition, the Forbearance provides for a sharing of the proceeds that might result from any such sale process, according to the following formula:

(i)	first, 100% to the Lenders, until the Lenders have received $80,000,000 plus interest from and after the Effective Date, at a rate of 12.00% per annum;

(ii)	second, 78.75% to the Lenders and 21.25% to the Borrower, until the Lenders have the sum of (a) $57,167,819 plus interest from and after the Effective Date at 15.00% per annum and (b) the amount of any fees and expenses payable by the Borrower pursuant to the Credit Agreement that are incurred after the Effective Date plus interest from and after the Effective Date at 15.00% per annum; and thereafter

(iii)	15.00% to the Lenders and 85.00% to the Borrower.

The Lenders have further agreed to re-convey the NPI to the Borrower with respect to any assets that are sold in accordance with the terms of the Forbearance.

The Forbearance further provides that the Borrower has the option to retire all obligations due to the Lenders, including the NPI, for $142,384,848, provided that the Borrower enters into definitive documentation with a third party by November 15, 2016 to finance the repurchase, and that such repurchase occurs by December 31, 2016. Both dates can be extended by thirty days to accommodate regulatory requirements, if necessary. Such amount will increase to the extent that the Lenders incur professional fees after the Effective Date that are payable by the Borrower under the terms of the Credit Agreement.

NOTE 8 — DERIVATIVE AND HEDGING FINANCIAL INSTRUMENTS

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

When the administrative agent consented to the monetization of a portion of American Shale’s natural gas hedges under the April 27, 2015 Consent and Agreement, related to the Credit Agreement, the Fixed I and Fixed II hedge volumes in years 2016 through 2018 were combined (“Morgan Stanley Restrike’). The hedges reflect resetting the strike price from $4.11 and $3.92, respectively, to the then current market price of $3.27. The fair value of these commodity contracts for the hedges volumes in years 2016 through 2018 in total was $5,911,358 and $5,841,395 at March 31, 2016 and December 31, 2015, respectively.

On December 23, 2014, American Shale, entered into Basis Swap fixed price hedges (“Morgan Stanley Fixed III”) covering approximately 50% of its expected natural gas production from PDP wells as of December 23, 2014. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The hedges consist of swaps with a fixed strike price of $(1.12) per MMBtu. The hedges begin with the December 2014 contract and end with the December 2018 contract. A total of 7,301,209 MMBtu are hedged over this period, with monthly volumes declining from a high of 266,891 MMBtu in December 2014 to 104,084 MMBtu in November 2018. The fair value of these commodity contracts was $(1,542,891) and $(1,727,720) at March 31, 2016 and December 31, 2015, respectively.

The Company has a master netting agreement on the gas hedges and therefore the current asset and liability are netted on the condensed consolidated balance sheet and the non-current asset and liability are netted on the condensed consolidated balance sheet. We net our gas hedges separately from our gas basis hedges.

The use of derivative transactions involves the risk that the counterparty will be unable to meet the financial terms of such transactions. The Company has netting arrangements with Morgan Stanley that provide for offsetting payables against receivables from separate derivative instruments.

The following tables summarize the approximate volumes and average contract prices of contracts the Company had in place for gas hedges and gas basis hedges as of March 31, 2016:

Contract Period Of Morgan Stanley Restrike	Volumes	Weighted- Average Fixed Price
	(MMBtu)	(per MMBtu)
2016	3,321,358	$3.27
2017	3,248,187	$3.27
2018	2,542,645	$3.27

All gas hedges	9,112,190

Contract Period Of Morgan Stanley Fixed III	Volumes	Basis Swap Fixed Price
	(MMBtu)	(per MMBtu)
2016	1,509,895	$(1.12)
2017	1,518,648	$(1.12)
2018	1,209,491	$(1.12)

All gas basis hedges*	4,238,034

*	Gas basis hedges are based on the difference between TETCO M2 and IF Henry Hub (100%).

The following tables detail the fair value of derivatives recorded in the accompanying condensed consolidated balance sheets, by category:

	As of March 31, 2016 (Unaudited)
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Commodity derivative	Current assets	$3,721,680	Current liabilities	$585,950
Commodity derivative	Noncurrent assets	2,189,678	Noncurrent liabilities	956,941

		$5,911,358		$1,542,891

	As of December 31, 2015
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Commodity derivative	Current assets	$3,417,887	Current liabilities	$474,696
Commodity derivative	Noncurrent assets	2,423,508	Noncurrent liabilities	1,253,024

		$5,841,395		$1,727,720

The table below summarizes the realized and unrealized gains and losses related to our derivative instruments for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, (Unaudited)
	2016	2015
Realized gains on commodity derivatives	$928,834	$2,030,176
Change in fair value of commodity derivatives	254,792	5,345,004

Total realized and unrealized gains recorded	$1,183,626	$7,375,180

These realized and unrealized gains and losses are recorded in the accompanying condensed consolidated statements of operations as derivative gains (losses).

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy

	Level 1	Level 2	Level 3	Total
March 31, 2016
ASSETS:
Commodity contracts	—	$5,911,358	—	5,911,358
LIABILITIES:
Commodity contracts	—	$1,542,891	—	1,542,891
December 31, 2015
ASSETS:
Commodity contracts	—	$5,841,395	—	$5,841,395
LIABILITIES:
Commodity contracts	—	$1,727,720	—	$1,727,720

We use Level 2 inputs to measure the fair value of gas commodity derivatives. Level 2 assets and liabilities consist of commodity derivative assets and liabilities (See Note 8 - Derivative and Hedging Financial Instruments). The fair value of the commodity derivative assets and liabilities are estimated by the Company using income valuation techniques and a discounted cash flow model, which take into account notional quantities, market volatility, market prices, contract parameters, counterparty credit risk and discount rates based on published LIBOR rates. The Company validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets. Assumed credit risk adjustments, based on published credit ratings, public bond yield spreads and credit default swap spreads, are applied to the Company’s commodity derivatives.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The Company also uses the income valuation technique to estimate the valuation of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money. During the three months ended March 31, 2016 and 2015, the Company recorded asset retirement obligations of $6,235 and $11,372, respectively. See Note 1 for additional information.

Other financial instruments not measured at fair value on a recurring basis include cash, accounts receivable-trade, accounts receivable due from drilling operator, accounts receivable-related party, advance royalties, prepaid expenses, accounts payable-trade, accounts payable due to operator, accounts payable-related party, accrued expenses, revenue payable, deferred revenue, and the amounts outstanding under the notes payable. With the exception of the notes payable, the financial statement carrying items approximate their fair values due to their short-term nature.

The carrying value of the notes payable is deemed to reflect the fair value because the agent under the Credit Agreement has been in a position to reset the terms of the note throughout the period covered by the financial statements.

NOTE 10 — STOCKHOLDERS’ DEFICIT

In March 2016, Trans Energy issued 50,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $1.00 per share.

In February 2016, Trans Energy issued 50,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $0.41 per share.

In January 2016, Trans Energy issued 25,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $0.45 per share.

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

In January 2015, Trans Energy issued 109,005 shares of common stock to William F. Woodburn, a related party, for the exercise of options at a price of $1.50 per share.

In January 2015, Trans Energy issued 109,005 shares of common stock to Loren E. Bagley, a related party, for the exercise of options at a price of $1.50 per share.

The Company has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The Company has estimated a forfeiture rate of zero as the effect of forfeitures has not been significant and the small number of option holders does not provide a reasonable basis for prediction. The Company estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk- free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The fair value of all options granted during the three months March 31, 2016 was determined using the following assumptions:

Expected volatility	90%
Risk free interest rate	1.75%
Expected term (years)	3.0
Dividend yield	0%
Estimated grant date fair value	$0.35

As a result of previous stock and option transactions, we recorded total stock-based compensation of $68,483 and $555,778 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was approximately $196,500 of unrecognized compensation costs related to all option grants. This cost is expected to be recognized over the next 2.5 years.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2015	2,137,000	$2.53	.75 Years	$5,406,610

Granted	200,000	$0.60
Exercised	—	—
Forfeited	(169,000)	$1.69
Expired	—	—

Outstanding March 31, 2016	2,168,000	$2.33	1.94 Years	$5,051,440

Exercisable at March 31, 2016	1,861,916	$2.45		$4,561,694

Unvested at March 31, 2016	306,084

NOTE 11 — EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income (loss) per share of common stock includes both vested and unvested shares of restricted stock. Diluted net income (loss) per common share of stock is computed by dividing net income by the diluted weighted-average common shares outstanding. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. For the three month period ended March 31, 2016, all potential shares were anti-dilutive and were thus not included in the net loss per share calculation. Potentially dilutive shares consisted of 2,168,000 outstanding stock options, 13,000 unvested shares of restricted common stock, and 300,000 in-the-money outstanding options for the period ended March 31, 2016. As the Company had income for the three month periods ended March 31, 2015 the potentially dilutive shares of 190,695 were included in the net income per share calculation.

NOTE 12 — BUSINESS SEGMENTS

Our principal operations consist of exploration and production through Trans Energy, American Shale and Prima, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning our operations in different segments is as follows:

	For the Three Months Ended March 31	Exploration and Production	Pipeline Transmission	Corporate	Total

Revenue	2016	$2,476,706	$19,463	$133	$2,496,302
	2015	$4,385,037	$42,716	$1,777	$4,429,530
Income (Loss) from operations	2016	(7,315,451)	6,606	(838,745)	(8,147,590)
	2015	(421,576)	29,580	(1,199,320)	(1,591,316)
Interest expense	2016	6,890,792	—	1,816	6,892,608
	2015	3,115,358	—	379	3,115,737
Depreciation, depletion, amortization and accretion	2016	7,252,457	250	10,114	7,262,821
	2015	1,782,313	250	20,267	1,802,830
Property and equipment acquisitions, including oil and gas properties	2016	(972,293)	—	—	(972,293)
	2015	7,108,042	—	2,239	7,110,281

Total assets, net of intercompany accounts:
March 31, 2016	85,829,266		50,855	—	85,880,121
December 31, 2015	93,265,585		47,322	—	93,312,907

NOTE 13 - RELATED PARTY TRANSACTIONS

During 2015, the Company conducted business with two companies owned by Clarence E. Smith, a current shareholder and former officer and director. Work was awarded the companies after bids were sought and reviewed. The amount of payments total $29,450 for 2015.

During 2015, the Company conducted business with a company owned by William F. Woodburn, a current shareholder and director. Work related to consulting services performed by Mr. Woodburn for the Company’s joint development with Republic that were billed to the Company was a total of $84,254 for 2015.

In May 2015, the Company engaged Opportune LLP, a consulting firm specializing in assisting clients across the energy industry, to perform reporting functions for which the Company did not have the staff to complete in the prescribed timeframes. Josh L. Sherman, a member of our board of directors and chairman of our Audit Committee, is a partner in Opportune LLP. The amount of payments total $607,270 for 2015.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of issuance and has identified no subsequent events requiring recognition or additional disclosure in these financial statements other than those already disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our 2015 Form 10-K. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.

Based on current prices and expected future prices for oil and natural gas for the remainder of 2016, we have reduced our drilling activity to conserve capital.

On May 20, 2016, we notified the Agent that we determined that we were in default under numerous provisions under the Credit Agreement. The following defaults currently exist under the Credit Agreement:

1. American Shale has failed to maintain the Asset Coverage Ratio as set forth in Section 6.21 of the Credit Agreement since September 30, 2015;

2. American Shale has failed to timely provide the materials required pursuant to Sections 5.06 (r), (u), and (v) for the months ended December 31, 2015, January 31, 2016, February 29, 2016, March 31, 2016, April 30, 2016, May 31, 2016, and June 30, 2016;

3. American Shale has failed to timely effect the Tug Hill Disposition in accordance with Section 5.19;

4. American Shale has failed to timely engage a financial advisor reasonably acceptable to Administrative Agent and to commence the related refinancing activities in accordance with Section 5.20;

5. American Shale has failed to timely provide the annual financial statements pursuant to Section 5.06 (a) for the year ended December 31, 2015 and the quarters ended March 31, 2016 and June 30, 2016;

6. American Shale has failed to timely provide the Reserve Report pursuant to Section 5.06 (d) for the year ended December 31, 2015 and the quarters ended March 31, 2016 and June 30, 2016;

7. American Shale has failed to timely provide the Quarterly Report on Hedging pursuant to Section 5.06 (g) for the quarters ended September 30, 2015 December 31, 2015, March 31, 2016, and June 30, 2016.

On August 17, 2016, (“Effective Date”) Trans Energy and American Shale executed an agreement with the Agent for the Lenders under the Credit Agreement, as amended. Under the terms of the agreement (the “Forbearance”), the Agent and the Lenders agreed to forbear from taking any enforcement actions with respect to various defaults under the Credit Agreement, provided that (a) no further defaults occur other than those (i) specified in the Forbearance as having already occurred or (ii) anticipated to occur in the future and (b) the Borrower achieves certain milestones with respect to a process to sell certain assets of the Borrower, with such milestones to be agreed upon among the Borrower and the Agent.

In addition, the Forbearance provides for a sharing of the proceeds that might result from any such sale process, according to the following formula:

(i)	first, 100% to the Lenders, until the Lenders have received $80,000,000 plus interest from and after the Effective Date, at a rate of 12.00% per annum;

(ii)	second, 78.75% to the Lenders and 21.25% to the Borrower, until the Lenders have the sum of (a) $57,167,819 plus interest from and after the Effective Date at 15.00% per annum and (b) the amount of any fees and expenses payable by the Borrower pursuant to the Credit Agreement that are incurred after the Effective Date plus interest from and after the Effective Date at 15.00% per annum; and thereafter

(iii)	15.00% to the Lenders and 85.00% to the Borrower.

The Lenders have further agreed to re-convey the NPI to the Borrower with respect to any assets that are sold in accordance with the terms of the Forbearance.

The Forbearance further provides that the Borrower has the option to retire all obligations due to the Lenders, including the NPI, for $142,384,848, provided that the Borrower enters into definitive documentation with a third party by November 15, 2016 to finance the repurchase, and that such repurchase occurs by December 31, 2016. Both dates can be extended by thirty days to accommodate regulatory requirements, if necessary. Such amount will increase to the extent that the Lenders incur professional fees after the Effective Date that are payable by the Borrower under the terms of the Credit Agreement.

If we fail to comply with the terms of the Forbearance, the Administrative Agent would have the right to accelerate all of the outstanding indebtedness under the Credit Agreement, which we estimate to be approximately $135 million.

Results of Operations

Three months ended March 31, 2016 compared to March 31, 2015

The following table sets forth the relationship of total revenues of principal items contained in our Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Total operating revenues	$2,496,302	$4,429,530
Total costs and expenses	(10,643,892)	(6,020,846)

Loss from operations	(8,147,590)	(1,591,316)
Other (expenses) income, net	(5,708,421)	4,259,985
Income tax	—	—

Net (loss) income	$(13,856,011)	$2,668,669

The following table is a summary of revenues, volumes, and pricing for the three months ended March 31, 2016 and 2015.

Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

	Three Months Ended
	March 31,		Increase/
	2016	2015	(Decrease)
Natural gas sales	$2,054,521	$3,459,224	$(1,404,703)	-40.6%
Oil sales	$6,539	$3,985	$2,554	64.1%
Natural gas liquid sales	$415,646	$921,828	$(506,182)	-54.9%

Total oil and gas sales	$2,476,706	$4,385,037	$(1,908,331)	-43.5%
Transportation and other revenue	$19,596	$44,493	$(24,897)	-56.0%

Total revenue	$2,496,302	$4,429,530	$(1,933,228)	-43.6%
Net production
Natural gas sales (MCF)	1,540,932	1,680,520	(139,588)	-8.3%
Oil sales (Bbls)	500	130	370	284.6%
Natural gas liquids (gallons)	1,598,095	1,749,097	(151,002)	-8.6%
Natural gas equivalent (MCFe)	1,772,233	1,931,170	(158,937)	-8.2%
Average sales price per unit
Natural gas (MCF)	$1.33	$2.06	$(0.73)	-35.4%
Oil (Bbls)	$13.08	$30.68	$(17.60)	-57.4%
Natural gas liquids (gallons)	$0.26	$0.53	$(0.27)	-50.9%
Natural gas equivalent (MCFe)	$1.40	$2.27	$(0.87)	-38.3%

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Three Months Ended March 31,
	2016	2015
Costs and expenses of production:
Production expenses	$2,301,896	$2,666,709
Production taxes	240,295	370,477
G&A expenses (excluding share-based compensation)	770,397	1,045,052
Non-cash shared-based compensation	68,483	135,778
Depletion of oil and natural gas properties	7,214,556	1,728,872
Depreciation and amortization	42,128	72,985
Accretion of discount on asset retirement obligation	6,137	973
Costs and expenses per MCFE of production:
Production expenses	1.30	1.38
Production taxes	0.14	0.19
G&A expenses (excluding share-based compensation)	0.44	0.54
Non-cash shared-based compensation	0.04	0.07
Depletion of oil and natural gas properties	4.07	0.90
Depreciation and amortization	0.02	0.04
Accretion of discount on asset retirement obligation	—	—

Total revenues decreased primarily due to a decrease in natural gas, oil, and natural gas liquid (NGL) prices for the three months ended March 31, 2016 as compared to the same period in 2015 compounded further by a decline in production.

Production costs decreased $494,995 or 16.3% for the three months ended March 31, 2016 as compared to the same period for 2015, primarily due to a decrease in natural gas liquid transportation and processing fees associated with the decreased commodity pricing in 2016 in addition to a decrease in volumes of 8.2%.

Depreciation, depletion, amortization and accretion expense increased by $5,459,991 or 303% for the three months ended March 31, 2016 compared to the same period for 2015, primarily due to the fact that no depletion was recorded on assets held for sale in 2015. These assets were moved to proved properties during the three months ended March 31, 2016 which resulted in additional depletion expense of $4,372,965.

General and administrative expense decreased $341,950 or 29.0% for the three months ended March 31, 2016 as compared to the same period for 2015, primarily due to a decrease in legal and professional fees as well as a decrease in administrative salaries.

Interest expense increased $3,776,871 or 121.2% for the three months ended March 31, 2016 as compared to the same period for 2015 primarily due to the $6,890,792 of interest expense from the American Shale note. The Morgan Stanley stated interest rate was 10% until July 31, 2015, after which the stated interest rate was 13% if paid in cash and 15% if paid in kind. During 2016, the rate has included a 2% penalty which makes our current interest rate 17%. For the three months ended March 31, 2016, the average loan balance was $126,730,032 compared to $113,093,750 for the same period in 2015.

Gains on commodity derivatives for the three months ended March 31, 2016 was $1,183,626 as compared to $7,375,180 for the same period of 2015. This represents the increase in the fair value of our gas hedges.

Net loss for the three months ended March 31, 2016 was $13,856,011 compared to a net gain of $2,668,669 for the same period of 2015. This decrease is due primarily to the decrease in revenues, the increase in depletion expense, the increase in interest expense, and the decrease in the gain on commodity derivatives.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with operating revenues, borrowed funds and the proceeds of acreage sales. At March 31, 2016, we had negative working capital of $122,424,766 compared to negative working capital of $116,988,273 at December 31, 2015. The decrease in working capital is primarily due to the fact that interest has been added to the principal balance of our notes payable in 2016.

During the first three months of 2016, net cash used in operating activities was $1,107,703 compared to net cash provided of $3,609,750 for the same period of 2015. This decrease in cash flow from operations was primarily due to the net loss in 2016, increase in accounts receivable, and decrease in accounts payable, offset by increase in depreciation, depletion and amortization and interest and legal expense added to principal.

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

During the first three months of 2016, net cash provided by investing activities was $972,293 compared to net cash used of $7,110,281 for the same period of 2015. The change was primarily due to a change in ownership percentage due to unitization of various leases, as well as a reduction in capital spending in 2016 compared to 2015.

During the first three months of 2016, there was no cash activity from financing activities compared to net cash provided of $3,097,657 for the same period in 2015. This change was primarily due to an increase in debt to M3 Appalachia Gathering LLC as well as stock issuances in 2015.

As of September 30, 2016, the cash balance of the Company amounted to approximately $407,000 and the Company continues to face significant liquidity constraints in the short term. Under the terms of the Forbearance, the Company is limited on normal business decisions as all transactions must be approved by the debtholder. Additionally, as part of the Forbearance and in connection with the strategic review process, the Company is currently looking to sell certain of its oil and gas properties.

We are in the process of analyzing various alternatives to enhance our liquidity and capital structure including, divesting nonstrategic assets, reducing costs, or engaging in similar type activities. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurance that such methods will prove successful. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is a substantial doubt about the ability of the Company to continue as a going concern.

Critical accounting policies

We consider accounting policies related to our estimates of proved reserves, accounting for derivatives, share-based payments, accounting for oil and natural gas properties, asset retirement obligations and accounting for income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-looking and Cautionary Statements

This report includes forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and our financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•	the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties involved in the rate of growth of our business and acceptance of any products or services;

•	success of our drilling activities;

•	volatility of the stock market, particularly within the energy sector;

•	the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015; and

•	general economic conditions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the assessment, our management has concluded that our internal control over financial reporting was ineffective as of March 31, 2016 due to insufficient financial reporting resources. The results of management’s assessment were reviewed with our Board of Directors. To remediate these issues, our management has retained the services of additional third party consulting personnel and will modify existing internal controls in a manner designed to ensure compliance.

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

On January 14, 2013, Abcouwer filed an action in the Circuit Court of Kanawha County, West Virginia against the Company, and two individual defendants currently on the Board of Directors of the Company – William F. Woodburn and Loren E. Bagley. In his complaint, Abcouwer alleges that Plaintiff and Defendants entered into a verbal agreement that required the Company to enter into a third party sales transaction which would have allegedly caused Abcouwer to make significant profit as the result of his ownership of Company stock. Abcouwer alleges that he lost approximately $30 million as a result of the fact that no sale of the Company ever took place. The Company believes that no such agreement existed and that Abcouwer’s claims are wholly without merit. On March 25, 2013, the Company filed an answer denying the existence of any liability and asserting, in the alternative, counterclaims for fraud and breach of fiduciary duty. The Company’s counterclaims allege that, to the extent a binding agreement between Abcouwer and the Company existed, Abcouwer failed to disclose such agreement to the Company and the SEC despite a duty to do so. In addition, the Company alleges that Abcouwer made misrepresentations to Trans Energy concerning the extension of a maturity date of a credit facility with CIT Capital USA Inc. (“CIT”) which caused the Company damages. Trial is currently set to begin in December 2016.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2016, Trans Energy issued 50,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $1.00 per share.

In February 2016, Trans Energy issued 50,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $0.41 per share.

In January 2016, Trans Energy issued 25,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $0.45 per share.

All of the foregoing shares were issued in transactions not constituting a public offering as provided in Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

See Form 8-K dated May 23, 2016 related to default upon credit agreement and subsequent Form 8-K filed August 23, 2016 related to the associated forbearance agreement.

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

TRANS ENERGY, INC.

Date: September 30, 2016	By	/s/ John G. Corp
John G. Corp
Principal Executive Officer

Date: September 30, 2016	By	/s/ Stephen P. Lucado
Stephen P. Lucado
Treasurer