Form 10-Q
period 2016-06-30
TRANS ENERGY INC
filed 2016-09-30
CIK 919721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2016
Common Stock, $0.001 par value	16,131,648

i

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$248,858	$473,081
Restricted cash	18,839	231,916
Accounts receivable, trade	3,631,492	1,711,926
Accounts receivable due from drilling operator, net	31,097	—
Accounts receivable, related parties	18,500	18,500
Commodity derivatives	556,950	3,417,887
Advance royalties	446,633	337,133
Prepaid expenses	651,738	642,740

Total current assets	5,604,107	6,833,183
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	102,133,188	84,956,392
Unproved properties	7,454,349	6,829,029
Pipelines	4,161,744	4,435,421
Accumulated depreciation, depletion and amortization	(41,729,727)	(26,442,766)

Oil and gas properties, net	72,019,554	69,778,076
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $423,288 and $404,669, respectively	397,982	426,601
OTHER ASSETS
Assets held for sale	—	13,460,614
Commodity derivatives	873,368	2,423,508
Other assets	391,959	390,925

Total other assets	1,265,327	16,275,047

TOTAL ASSETS	$79,286,970	$93,312,907

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	June 30, 2016	December 31, 2015
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$1,108,954	$1,321,852
Accounts payable due to drilling operator, net	—	548,086
Accounts payable, related party	1,500	1,500
Accrued expenses	2,587,805	1,954,257
Environmental settlement and related costs	1,750,000	2,000,000
Revenue payable	9,596	8,578
Commodity derivatives	372,589	474,696
Notes payable, net — current (Note 7)	131,334,333	117,512,487

Total current liabilities	137,164,777	123,821,456
LONG-TERM LIABILITIES
Notes payable, net	2,332,296	2,134,018
Asset retirement obligations	64,413	39,669
Environmental settlement and related costs	3,000,000	3,000,000
Commodity derivatives	870,718	1,253,024
Deferred revenue	—	62,510

Total long-term liabilities	6,267,427	6,489,221

Total liabilities	143,432,204	130,310,677
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ DEFICIT
Preferred stock; 10,000,000 shares authorized at $0.001 par value; 0 shares issued and outstanding	—	—
Common stock; 500,000,000 shares authorized at $0.001 par value; 15,615,754 and 15,263,977 shares issued, and 15,613,754 and 15,261,977 shares outstanding, respectively	15,616	15,264
Additional paid-in capital	46,394,055	45,965,168
Treasury stock, at cost, 2,000 shares	(1,950)	(1,950)
Accumulated deficit	(110,552,955)	(82,976,252)

Total stockholders’ deficit	(64,145,234)	(36,997,770)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$79,286,970	$93,312,907

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
OPERATING REVENUES
Oil and gas sales	$2,297,511	$3,412,680	$4,358,571	$6,875,889
Natural gas liquid sales	574,002	207,947	989,648	1,129,775
Gas transportation, gathering, and processing	23,702	41,173	43,165	83,889
Other income	862	4,137	995	5,914

Total operating revenues	2,896,077	3,665,937	5,392,379	8,095,467
OPERATING COSTS AND EXPENSES
Production costs	2,772,387	4,140,778	5,314,578	7,177,964
Depreciation, depletion, amortization and accretion	3,263,283	2,588,627	10,526,104	4,391,457
General and administrative	1,001,383	1,844,624	1,840,263	3,025,454
Gain on sale of assets	(130,000)		(130,000)

Total operating costs and expenses	6,907,053	8,574,029	17,550,945	14,594,875

LOSS FROM OPERATIONS	(4,010,976)	(4,908,092)	(12,158,566)	(6,499,408)
OTHER (EXPENSES) INCOME
Interest income	546	540	1,107	1,081
Interest expense	(7,129,564)	(3,047,743)	(14,022,172)	(6,163,480)
(Losses) gains on commodity derivatives	(2,580,698)	(526,920)	(1,397,072)	6,848,261

Total other (expenses) income	(9,709,716)	(3,574,123)	(15,418,137)	685,862

NET LOSS BEFORE INCOME TAXES	(13,720,692)	(8,482,215)	(27,576,703)	(5,813,546)
INCOME TAX	—	—	—	—

NET LOSS	$(13,720,692)	$(8,482,215)	$(27,576,703)	$(5,813,546)
NET LOSS PER SHARE — BASIC AND DILUTED	$(0.89)	$(0.56)	$(1.79)	$(0.39)
WEIGHTED AVERAGE SHARES — BASIC AND DILUTED	15,470,720	15,118,455	15,393,859	15,004,377

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,576,703)	$(5,813,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	10,526,104	3,421,359
Amortization of financing costs and debt discount	2,846,550	970,098
Share-based compensation	197,989	692,003
Professional fees paid by common stock issuance	231,250	270,000
Gain on sale of assets	(130,000)	—
Interest and legal expense added to principal	11,173,574	—
Total loss (gain) on commodity derivatives	1,397,072	(6,848,261)
Cash settlement of commodity derivatives	2,529,592	12,129,437
Changes in operating assets and liabilities:
Changes in restricted cash	213,077	—
Accounts receivable, trade	(1,919,566)	(7,560,210)
Accounts receivable due from operator	(31,097)	—
Prepaid expenses and other current assets	(118,498)	(24,667)
Other assets	(1,034)	(1,006)
Accounts payable and accrued expenses	420,650	(2,249,624)
Accounts payable due to operator	(548,086)	2,426,003
Environmental settlement and related costs	(250,000)	(600,000)
Deferred revenue	(62,510)	—
Revenue payable	1,018	(7,040)

Net cash used in operating activities	(1,100,618)	(3,195,454)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	140,000	—
Expenditures for oil and gas properties	736,395	(193,597)
Expenditures for property and equipment	—	(5,168)

Net cash provided by (used in) investing activities	876,395	(198,765)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	(569,497)
Proceeds from notes payable	—	3,050,000
Stock options exercised	—	327,016

Net cash provided by financing activities	—	2,807,519

NET DECREASE IN CASH	(224,223)	(586,700)

CASH, BEGINNING OF PERIOD	473,081	1,585,530

CASH, END OF PERIOD	$248,858	$998,830

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$2,048	$6,163,479
Income taxes	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued expenditures for oil and gas properties	$548,086	$(4,573,997)
Increase in asset retirement obligation	$15,548	$22,744

See notes to unaudited condensed consolidated financial statements.

TRANS ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Trans Energy, Inc. (“Trans Energy,” “we,” “our,” “us,” or the “Company”), in accordance with accounting principles generally accepted in the United State of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include certain information and footnote disclosures normally included in a full set of financial statements prepared in accordance with GAAP. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and notes thereto included in our December 31, 2015 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Restricted Cash

On September 3, 2015, American Shale entered into a Deposit Account Control Agreement (“DACA”) with Morgan Stanley Capital Group, Inc., administrative agent for the Lenders (“Agent”) and United Bank, Inc. Currently, the settlements related to the Company’s derivative and hedge financial instruments are deposited directly into depository accounts subject to the DACA. The agent exercises control of the depository accounts subject to the DACA and has the ability to prevent disbursements from those restricted accounts to our unrestricted cash accounts. Amounts deposited into these accounts are generally released to us in a timely manner. As of June 30, 2016, current restricted cash includes $18,839 of cash temporarily held in accounts controlled by our agent.

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

Depreciation, depletion, and amortization expenses on oil and gas properties were $10,516,908 and $3,381,134 for the six months ended June 30, 2016 and 2015, respectively.

Total additions for oil and gas properties for the six months ended June 30, 2016 and 2015 were $(736,395) and $193,597, respectively. During 2016 the additions for oil and gas properties of $311,355 were reduced by $1,047,750 as a result of change in ownership percentage due to unitization of various leases.

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

No impairments were recorded for the three month and six month periods ended June 30, 2016 or 2015.

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

The following is a description of the changes to our asset retirement obligations for the six months ended June 30:

	2016	2015
Asset retirement obligations at beginning of period	$39,669	$90,928
Liabilities incurred during the period	15,548	22,744
Accretion expense	9,196	2,000

Asset retirement obligations at end of period	$64,413	$115,672

At June 30, 2016 and December 31, 2015, our current portion of the asset retirement obligation was $0.

Income Taxes

At June 30, 2016, the Company had net operating loss carry forwards (“NOLs”) for future years of approximately $109.3 million. These NOLs will expire at various dates through 2035. There is no current tax expense for the three or six months ended June 30, 2016 due to a net operating loss for the period. No tax benefit has been recorded in the consolidated financial statements for the remaining NOLs or Alternative Minimum Tax (“AMT”) credit since the potential tax benefit is offset by a valuation allowance of the same amount. Utilization of the NOLs could be limited if there is a substantial change in ownership of the Company and is contingent on future earnings.

We have provided a valuation allowance equal to 100% of the total net deferred asset in recognition of the uncertainty regarding the ultimate amount of the net deferred tax asset that will be realized.

The Company has no material unrecognized tax benefits. No tax penalties or interest expense were accrued as of June 30, 2016 or December 31, 2015 or paid during the periods then ended. We file tax returns in the United States and states in which we have operations and are subject to taxation. Tax years subsequent to 2012 remain open to examination by U.S. federal and state tax jurisdictions, however prior year net operating losses remain open for examination.

Revenue and Cost Recognition

We recognize gas revenues upon delivery of the gas to the customers’ pipeline from our pipelines when recorded as received by the customer’s meter. We recognize oil revenues when pumped and metered by the customer. We use the sales method to account for sales and imbalances of natural gas. Under this method, revenues are recognized based on actual volumes sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no material imbalances as of June 30, 2016 and December 31, 2015. Costs associated with production are expensed in the period incurred.

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

We recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. As a result of stock and option transactions, we recorded total share-based compensation of $129,506 and $136,225 for the three months ended June 30, 2016 and 2015, respectively. We recorded total share-based compensation payments of $197,989 and $692,003 for the six months ended June 30, 2016 and 2015, respectively.

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

Reclassifications

Certain amounts in the 2015 condensed consolidated financial statements have been reclassified to conform to the 2016 presentation. This reclassification included reclassifying natural gas liquid sales from oil and gas sales given its significant balances. These sales are presented as a separate line item in the condensed consolidated statements of operations of $574,002 and $207,947 for the three months ended June 30, 2016 and 2015, respectively, and $989,648 and $1,129,775 for the six months ended June 30, 2016, respectively. This reclassification also included reclassifying restricted cash to cash. The amount reclassified was $238,457 at December 31, 2015. These changes had no impact to previously reported total operating revenues or net income.

In addition, the Company has reclassified commodity derivatives to a gross presentation in the condensed consolidated statements of cash flows for 2015. This reclassification is reflected as a total gain on commodity derivatives of $6,848,261 with a separate presentation of the cash settlement of commodity derivatives of $12,129,437. The offsetting adjustment is reflected in the accounts receivable, trade balance. This change had no impact on our net cash provided by operating activities.

NOTE 2 — GOING CONCERN

The Company has incurred losses from operations of $27.6 million, and has experienced negative cash flows from operations of $1.1 million for the six months ended June 30, 2016. In addition, the Company has negative working capital of $131.6 million and its cash balance was approximately $249,000 as of June 30, 2016. Additionally, subsequent to the balance sheet date, but prior to issuance of these financial statements, the Company entered into a forbearance agreement (Note 7) with its lender. As a result of these conditions and events, there is substantial doubt about the Company’s ability to continue as a going concern. As part of the Company’s current strategic review process, it is currently seeking to monetize certain assets as discussed in Note 7.

NOTE 3 — ACCOUNTS RECEIVABLE DUE FROM DRILLING OPERATOR AND ACCOUNTS PAYABLE DUE TO DRILLING OPERATOR

Prior to 2012, we had been the drilling operator for wells drilled on our behalf and other third parties in which we own a working interest. In 2012, another working interest owner became the drilling operator for wells in which we own a working interest.

The amount due from the drilling operator as of June 30, 2016 and December 31, 2015, respectively, is $31,097 and $218,456 for charges related to employee salary reimbursements, travel expenses and lease costs.

The amount due to the drilling operator as of December 31, 2015 was $766,542 for charges incurred, but not paid.

NOTE 4 — ASSETS AND LIABILITIES HELD FOR SALE

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

Total assets held for sale as of June 30, 2016 and December 31, 2015 were $0 and $13,460,614, respectively.

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

On August 25, 2014, we entered into a civil Consent Decree with the EPA with respect to the Clean Water Act matter and related issues that were discovered based upon an internal audit that we conducted. The Consent Decree requires us to pay a $3,000,000 civil penalty in two installments. The Company paid the first installment on its penalty in the amount of $1 million, plus interest, on July 20, 2015. Under an agreement with the United States and the State of West Virginia, the Company paid a second installment on its penalty in the amount of $250,000 on April 8, 2016, and a third installment in the amount of $1,750,000, plus interest, is now due on April 21, 2017. The Consent Decree requires us to perform certain restoration activities at the affected pond, well pad and access road sites over a period of three construction seasons. The Company is in the process of submitting delineation reports and restoration plans, with corresponding timelines for performing restoration activities, to EPA for approval. The EPA has estimated that the restoration will cost as much as $13 million, but we intend to perform the work in a manner that will cause our costs to be significantly below this estimate. Management has recorded a $3,000,000 long-term environmental settlement and related costs liability as of June 30, 2016 and December 31, 2015 to reflect its best estimate of what the restoration costs will actually be. The Consent Decree also requires us to put in place and maintain an environmental compliance program. Finally, on December 21, 2015, the Company entered into an Administrative Agreement with the EPA Suspension and Debarment Division to resolve all matters relating to suspension, debarment, and statutory disqualification arising from the Company’s Clean Water Act misdemeanor plea. The Agreement requires that the Company comply with its plea agreement and Consent Decree, establish and review with employees a Code of Business Conduct and Ethics, establish an ethics hotline, prepare semiannual compliance reports, and retain an independent monitor to certify the Company’s compliance.

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

In connection with obtaining financing in May 2014 and subsequent borrowings, we incurred fees and expenses of $6,242,874. Per the guidance of ASU 2015-03 the loan costs are presented as a reduction to the notes payable - current on the accompanying Condensed Consolidated Balance Sheets and will be amortized to interest expense over the life of the note using the interest rate method (see Note 1). At June 30, 2016 and December 31, 2015, the balance of the notes payable - current was reduced by $1,775,092 and $3,550,184 related to the loan costs, respectively, and the Company had recognized $4,467,782 and $2,692,690, respectively, of cumulative interest expense related to the amortization of the loan costs.

The Loans initially bore interest at a per annum rate equal to 9% plus the greater of 1% or LIBOR, for a three month interest period. The interest rate has subsequently increased in connection with the First Amendment and Waiver, as more fully described below. Interest is due and payable monthly in arrears. For the three and six months ended June 30, 2016, the Company recorded interest expense of $5,604,715 and $10,975,296, related to the Credit Agreement, respectively.

On the Funding Date, American Shale also entered into a Net Profits Interest Agreement (the “NPI Agreement”) with the Agent. The NPI Agreement provides that subsequent to the repayment of the Loans, American Shale will pay a net profits interest to the Agent (the “NPI”). The NPI is to be calculated based on production revenues less certain expenditures, including operating costs, general and administrative expenses, interest and capital expenditures. The amount of interest expense and general and administrative expenses that can be charged are limited based on the amounts that were previously expensed prior to repayment of the Loans. The NPI is earned based on amounts borrowed under the Credit Agreement. As of the Funding Date, a NPI of 6.5% of the net profits, as defined under the NPI Agreement, has been earned. The Agent will earn up to an additional 2.5% of the net profits pro rata for any subsequent borrowing by American Shale under the $47.5 million contingent commitment. At June 30, 2014, the Company recorded a discount related to the NPI of $3,339,376 on proved property and $733,034 on unproved property. The total value recorded as a discount on loan payable related to the NPI was $4,072,410. For the three months and six months ended June 30, 2016, the Company recorded interest expense related to accretion of the NPI discount in the amount of $535,729 and $1,071,458 respectively, which is computed using the straight line method (as it approximated the effective interest method) over the life of the loan (see below for details regarding the First Amendment and Waiver).

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

In accordance with the First Amendment and Waiver, interest of $5,604,715 for the months of April, May and June 2016 was added to the principal balance of the loan. Effective October 1, 2015, the Company is paying a default interest rate of 17%.

In December 2014, M3 Appalachia Gathering, LLC (“M3”) completed a waterline to improve water supply and lower completion costs, as compared to trucking, with respect to the Company’s wells in Marion County, West Virginia. The Company’s cost of the waterline is approximately $3.1 million, which was being paid to M3 through 36 monthly payments of $105,730, at an internal rate of return to M3 of 15%. On December 1, 2015, the Company assigned the waterline to M3 with an 18 month Call Right at which time the payments would resume. For a period of the earlier of 18 months or termination of the assignment, the Company will pay M3 a water delivery fee of $2.94 per barrel for all water volumes delivered from the waterline. Since it is the intention of the Company to exercise its call right, an asset and liability continues to be recorded. As of June 30, 2016, the Company has recorded a long-term asset of $3.1 million, net of depreciation of $211,758 and a long-term note payable in the amount of $2,332,296.

The following table summarizes the components of total debt recorded on the Company’s consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(unaudited)	(audited)
Credit Agreement - Morgan Stanley	132,316,441	121,493,646
Credit Agreement - Morgan Stanley PIK Fee	1,864,441	1,711,940
Credit Agreement - Morgan Stanley NPI	(1,071,457)	(2,142,915)
M3 Appalachia Gathering LLC Note Payable	2,332,296	2,134,018
Debt issuance costs	(1,775,092)	(3,550,184)

Total debt	$133,666,629	$119,646,505

The debt balances under the Credit Agreements are presented as short-term liabilities and long-term liabilities on the Company’s balance sheet as of June 30, 2016 and December 31, 2015.

As of June 30, 2016, we were not in compliance with our debt covenants with our debt facility with Morgan Stanley.

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

When the administrative agent consented to the monetization of a portion of American Shale’s natural gas hedges under the April 27, 2015 Consent and Agreement, related to the Credit Agreement, the Fixed I and Fixed II hedge volumes in years 2016 through 2018 were combined (“Morgan Stanley Restrike’). The hedges reflect resetting the strike price from $4.11 and $3.92, respectively, to the then current market price of $3.27. The fair value of these commodity contracts for the hedges volumes in years 2016 through 2018 in total was $1,430,318 and $5,841,395 at June 30, 2016 and December 31, 2015, respectively.

On December 23, 2014, American Shale, entered into Basis Swap fixed price hedges (“Morgan Stanley Fixed III”) covering approximately 50% of its expected natural gas production from PDP wells as of December 23, 2014. Neither oil nor natural gas liquids have been hedged, but the BTU associated with our ethane production was essentially hedged, since it is sold as part of the natural gas stream. The hedges consist of swaps with a fixed strike price of $(1.12) per MMBtu. The hedges begin with the December 2014 contract and end with the December 2018 contract. A total of 7,301,209 MMBtu are hedged over this period, with monthly volumes declining from a high of 266,891 MMBtu in December 2014 to 104,084 MMBtu in November 2018. The fair value of these commodity contracts was $(1,243,307) and $(1,727,720) at June 30, 2016 and December 31, 2015, respectively.

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

The following tables summarize the approximate volumes and average contract prices of contracts the Company had in place for gas hedges and gas basis hedges as of June 30, 2016:

Contract Period Of Morgan Stanley Restrike	Volumes	Weighted- Average Fixed Price
	(MMBtu)	(per MMBtu)
2016	2,256,125	$3.27
2017	3,248,187	$3.27
2018	2,542,645	$3.27

All gas hedges	8,046,957

Contract Period Of Morgan Stanley Fixed III	Volumes	Basis Swap Fixed Price
	(MMBtu)	(per MMBtu)
2016	1,031,480	$(1.12)
2017	1,518,648	$(1.12)
2018	1,209,491	$(1.12)

All gas basis hedges*	3,759,619

*	Gas basis hedges are based on the difference between TETCO M2 and IF Henry Hub (100%).

The following tables detail the fair value of derivatives recorded in the accompanying condensed consolidated balance sheets, by category:

	As of June 30, 2016 (Unaudited)
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Commodity derivative	Current assets	$556,950	Current liabilities	$372,589
Commodity derivative	Noncurrent assets	873,368	Noncurrent liabilities	870,718

		$1,430,318		$1,243,307

	As of December 31, 2015
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Commodity derivative	Current assets	$3,417,887	Current liabilities	$474,696
Commodity derivative	Noncurrent assets	2,423,508	Noncurrent liabilities	1,253,024

		$5,841,395		$1,727,720

The table below summarizes the realized and unrealized gains and losses related to our derivative instruments for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2016	2015	2016	2015
Realized gains (loss) on commodity derivatives	$1,600,758	$10,099,261	$2,529,592	$12,129,437
Change in fair value of commodity derivatives	(4,181,456)	(10,626,181)	(3,926,664)	(5,281,176)

Total realized and unrealized (losses) gains recorded	$(2,580,698)	$(526,920)	$(1,397,072)	$6,848,261

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 by level within the fair value hierarchy

	Level 1	Level 2	Level 3	Total
June 30, 2016
ASSETS:
Commodity contracts	—	$1,430,318	—	$1,430,318
LIABILITIES:
Commodity contracts	—	$1,243,307	—	$1,243,307
December 31, 2015
ASSETS:
Commodity contracts	—	$5,841,395	—	$5,841,395
LIABILITIES:
Commodity contracts	—	$1,727,720	—	$1,727,720

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

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The Company also uses the income valuation technique to estimate the valuation of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money. During the six months ended June 30, 2016 and 2015, the Company recorded asset retirement obligations of $15,548 and $22,744, respectively. See Note 1 for additional information.

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

NOTE 10 — STOCKHOLDERS’ DEFICIT

In June 2016, we granted 64,300 shares of stock to seven employees and five outside board members under the long-term incentive bonus program. The 64,300 shares are not performance based and vest semi-annually over a three year period. The 64,300 shares were valued at $1.10 per share of common stock using the fair value of the common stock at the date of grant and the fair value will be amortized to compensation expense semi-annually over three years.

In June 2016, Trans Energy issued 50,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $0.75 per share.

In June 2016, Trans Energy issued 5,334 shares of common stock to Scott Jackson Consulting, LLC, for fees related to services rendered at a value of $0.75 per share.

In May 2016, Trans Energy issued 50,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $1.00 per share.

In May 2016, Trans Energy issued 7,143 shares of common stock to Scott Jackson Consulting, LLC, for fees related to services rendered at a value of $1.12 per share.

In April 2016, Trans Energy issued 50,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $1.00 per share.

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

The Company has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The Company has estimated a forfeiture rate of zero as the effect of forfeitures has not been significant and the small number of option holders does not provide a reasonable basis for prediction. The Company estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The fair value of all options granted during the six months June 30, 2016 was determined using the following assumptions:

Expected volatility	90%
Risk free interest rate	1.75%
Expected term (years)	3.0
Dividend yield	0%
Estimated grant date fair value	$0.35

As a result of the above stock and option transactions, we recorded total stock-based compensation of $129,506 and $136,225 for the three months ended June 30, 2016 and 2015, respectively and, $197,989 and $692,003 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was approximately $142,000 of unrecognized compensation costs related to all option grants. This cost is expected to be recognized over the next 2.25 years.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2015	2,137,000	$2.53	.75 Years	$5,406,610
Granted	200,000	$0.60
Exercised	—	—
Forfeited	(169,000)	$1.69
Expired	(330,000)	$2.68

Outstanding June 30, 2016	1,838,000	$2.40	1.69 Years	$4,411,200
Exercisable at June 30, 2016	1,589,500	$2.40		$3,814,800
Unvested at June 30, 2016	248,500

NOTE 11 — EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted net income (loss) per share of common stock includes both vested and unvested shares of restricted stock. Diluted net income (loss) per common share of stock is computed by dividing net income by the diluted weighted-average common shares outstanding. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three and six month periods ended June 30, 2016 and 2015, all potential shares were anti-dilutive and were thus not included in the net loss per share calculation. Potentially dilutive shares consisted of 1,838,000 and 2,926,983 stock options as of June 30, 2016 and June 30, 2015, respectively, and 304,667 and 34,000 unvested shares of restricted common stock as of June 30, 2016 and June 30, 2015, respectively, and 300,000 and 446,983 in-the-money outstanding options as of June 30, 2016 and June 30, 2015, respectively.

NOTE 12 — BUSINESS SEGMENTS

Our principal operations consist of exploration and production through Trans Energy, American Shale and Prima, and pipeline transmission with Ritchie County Gathering Systems and Tyler Construction Company.

Certain financial information concerning our operations in different segments is as follows:

	For the Three Months Ended June 30	Exploration and Production	Pipeline Transmission	Corporate	Total
Revenue	2016	$2,871,513	$24,564	$—	$2,896,077
	2015	$3,620,627	$41,173	$4,137	$3,665,937
(Loss) income from operations	2016	(2,904,890)	10,299	(1,116,385)	(4,010,976)
	2015	(3,110,429)	22,557	(1,820,220)	(4,908,092)
Interest expense	2016	7,129,332	—	232	7,129,564
	2015	3,046,382	—	1,361	3,047,743
Depreciation, depletion, amortization and accretion	2016	3,254,529	250	8,504	3,263,283
	2015	2,568,920	250	19,457	2,588,627
Property and equipment acquisitions, including oil and gas properties	2016	235,898	—	—	235,898
	2015	(6,914,445)	—	2,929	(6,911,516)

	For the Six Months Ended June 30	Exploration and Production	Pipeline Transmission	Corporate	Total
Revenue	2016	$5,348,220	$44,026	$133	$5,392,379
	2015	$8,005,664	$83,889	$5,914	$8,095,467
Income (Loss) from operations	2016	(10,220,341)	16,905	(1,955,130)	(12,158,566)
	2015	(3,532,005)	52,137	(3,019,540)	(6,499,408)
Interest expense	2016	14,020,124	—	2,048	14,022,172
	2015	6,161,740	—	1,740	6,163,480
Depreciation, depletion, amortization and accretion	2016	10,506,986	500	18,618	10,526,104
	2015	4,351,233	500	39,724	4,391,457
Property and equipment acquisitions, including oil and gas properties	2016	(736,395)	—	—	(736,395)
	2015	193,597	—	5,168	198,765
Total assets, net of intercompany accounts:
June 30, 2016		79,208,705	78,265	—	79,286,970
December 31, 2015		93,265,585	47,322	—	93,312,907

Property and equipment acquisitions include accrued amounts and reclassifications.

NOTE 13 — RELATED PARTY TRANSACTIONS

During 2015, the Company conducted business with two companies owned by Clarence E. Smith, current shareholder and former officer and director. Work was awarded the companies after bids were sought and reviewed. The amount of payments total $29,450 for 2015.

During 2016 and 2015, the Company conducted business with a company owned by William F. Woodburn, a current shareholder and director. Work related to consulting services performed by Mr. Woodburn for the Company’s joint development with Republic that were billed to the Company. The amount of payments total $8,488 and $84,254 for 2016 and 2015, respectively.

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

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

The Company had gas delivery commitments to Dominion Field Services for Gateway firm nomination up to 800 Dth per day with the receipt/delivery point being Meter #4395501 (ED120). Effective May 1, 2016, Tyler Construction Company, Inc., a subsidiary of the Company (“Assignor”) entered into an assignment and bill of sale of its Gas Pipeline (hereinafter, “Assignment”) with Diversified Gas & Oil Corp. (“Assignee”) whereby the Assignor assigned the pipeline, customers, sales meters and equipment to the Assignee, and the Assignee assumed the Assignor’s obligation to Dominion Field Services, Inc. At closing, the Assignee paid the Assignor the sum of $32,530.

NOTE 15 — SUBSEQUENT EVENTS

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

Based on current prices and expected future prices for oil and natural gas for the remainder of 2016 and our capital resources, we have reduced our drilling activity to conserve capital.

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

Results of Operations

Three months ended June 30, 2016 compared to June 30, 2015

The following table sets forth the relationship of total revenues of principal items contained in our Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015.

	Three months ended June 30,
	2016	2015
Total operating revenues	$2,896,077	$3,665,937
Total costs and expenses	(7,037,053)	(8,574,029)
Gain on sale of assets	130,000	—

Loss from operations	(4,010,976)	(4,908,092)
Other expenses, net	(9,709,716)	(3,574,123)
Income tax	—	—

Net loss	$(13,720,692)	$(8,482,215)

The following table is a summary of revenues, volumes, and pricing for the three months ended June 30, 2016 and 2015.

Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

	Three Months Ended June 30,		Increase/
	2016	2015	(Decrease)
Natural gas sales	$2,282,389	$3,389,404	$(1,107,015)	-32.7%
Oil sales	$15,122	$23,276	$(8,154)	-35.0%
Natural gas liquid sales	$574,002	$207,947	$366,055	176.0%

Total oil and gas Sales	$2,871,513	$3,620,627	$(749,114)	-20.7%
Transportation and other revenue	$24,564	$45,310	$(20,746)	-45.8%

Total revenue	$2,896,077	$3,665,937	$(769,860)	-21.0%
Net Production
Natural gas sales (MCF)	1,545,941	2,157,218	(611,277)	-28.3%
Oil sales (Bbls)	498	473	25	5.3%
Natural gas liquids (gallons)	4,617,633	1,442,261	3,175,372	220.2%
Natural Gas Equivalent ( MCFe)	2,208,591	2,366,091	(157,500)	-6.7%
Average Sales Price per Unit
Natural Gas (MCF)	$1.48	$1.57	$(0.09)	-5.7%
Oil(Bbl)	$30.37	$49.21	$(18.84)	-38.3%
Natural gas liquids (gallons)	$0.12	$0.14	$(0.02)	-14.3%
Natural Gas Equivalent (MCFe)	$1.30	$1.53	$(0.23)	-15.0%

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Three Months Ended June 30,
	2016	2015
Costs and expenses of production:
Production expenses	$2,507,373	$3,800,257
Production taxes	265,014	340,521
G&A expenses (excluding share-based compensation)	871,877	1,708,399
Non-cash shared-based compensation	129,506	136,225
Depletion of oil and natural gas properties	3,222,765	2,535,317
Depreciation and amortization	37,459	51,188
Accretion of discount on asset retirement obligation	3,059	2,122
Costs and expenses per MCFE of production:
Production expenses	1.14	1.61
Production taxes	0.12	0.14
G&A expenses (excluding share-based compensation)	0.40	0.72
Non-cash shared-based compensation	0.06	0.06
Depletion of oil and natural gas properties	1.45	1.07
Depreciation and amortization	0.02	0.02
Accretion of discount on asset retirement obligation	—	—

Total revenues decreased primarily due to a decrease in natural gas, natural gas liquid (NGL), and oil prices for the three months ended June 30, 2016 as compared to the same period in 2015 compounded further by a decline in production.

Production costs decreased $1,368,391 or 33.0% for the three months ended June 30, 2016 as compared to the same period for 2015, primarily due to a decrease in natural gas liquid transportation and processing fees associated with the decreased commodity pricing in 2016 in addition to a decrease in volumes of 6.7%.

Depreciation, depletion, amortization and accretion expense increased by $674,656 or 26.1% for the three months ended June 30, 2016 compared to the same period for 2015, primarily due to increase production of natural gas liquids.

General and administrative expense decreased $843,241 or 45.7% for the three months ended June 30, 2016 as compared to the same period for 2015, primarily due to a decrease in legal and professional fees as well as a decrease in administrative salaries.

Interest expense increased $4,081,821 or 133.9% for the three months ended June 30, 2016 as compared to the same period for 2015 primarily due to the $6,890,792 of interest expense from the American Shale note. The Morgan Stanley stated interest rate was 10% until July 31, 2015, after which the stated interest rate was 13% if paid in cash and 15% if paid in kind. During 2016, the rate has included a 2% penalty which makes our current interest rate 17%. For the three months ended June 30, 2016, the average loan balance was $129,319,205 compared to $113,093,750 for the same period in 2015.

Losses on commodity derivatives for the three months ended June 30, 2016 was $2,580,698 as compared to a loss of $526,920 for the same period of 2015. This represents the decrease in the fair value of the gas hedges.

Net loss for the three months ended June 30, 2016 was $13,720,692 compared to a net loss of $8,482,215 for the same period of 2015. This decrease in net loss is due primarily to an increase in depletion expense, interest expense, and loss on commodity derivatives.

Six months ended June 30, 2016 compared to June 30, 2015

The following table sets forth the relationship of total revenues of principal items contained in our Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015.

	Six months ended June 30,
	2016	2015
Total operating revenues	$5,392,379	$8,095,467
Total costs and expenses	(17,680,945)	(14,594,875)
Gain on sale of assets	130,000	—

Loss from operations	(12,158,566)	(6,499,408)
Other expenses, net	(15,418,137)	685,862
Income tax	—	—

Net loss	$(27,576,703)	$(5,813,546)

The following table is a summary of revenues, volumes, and pricing for the six months ended June 30, 2016 and 2015.

Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

	Six Months Ended June 30,		Increase/
	2016	2015	(Decrease)
Natural gas sales	$4,336,910	$6,848,628	$(2,511,718)	-36.7%
Oil sales	$21,661	$27,261	$(5,600)	-20.5%
Natural gas liquid sales	$989,648	$1,129,775	$(140,127)	-12.4%

Total oil and gas Sales	$5,348,219	$8,005,664	$(2,657,445)	-33.2%
Transportation and other revenue	$44,160	$89,803	$(45,643)	-50.8%

Total revenue	$5,392,379	$8,095,467	$(2,703,088)	-33.4%
Net Production
Natural gas sales (MCF)	3,086,873	3,837,738	(750,865)	-19.6%
Oil sales (Bbls)	998	602	396	65.8%
Natural gas liquids (gallons)	6,215,728	3,191,358	3,024,370	94.8%
Natural Gas Equivalent (MCFe)	3,980,822	4,297,261	(316,439)	-7.4%
Average Sales Price per Unit
Natural Gas (MCF)	$1.41	$1.78	$(0.37)	-20.8%
Oil(Bbl)	$21.70	$45.25	$(23.55)	-52.0%
Natural gas liquids (gallons)	$0.16	$0.35	$(0.19)	-54.3%
Natural Gas Equivalent (MCFe)	$1.34	$1.86	$(0.52)	-28.0%

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Six Months Ended June 30,
	2016	2015
Costs and expenses of production:
Production expenses	$4,809,269	$6,466,966
Production taxes	505,309	710,998
G&A expenses (excluding share-based compensation)	1,642,274	2,753,450
Non-cash shared-based compensation	197,989	272,004
Depletion of oil and natural gas properties	10,443,458	4,264,189
Depreciation and amortization	73,450	124,173
Accretion of discount on asset retirement obligation	9,196	3,095
Costs and expenses per MCFE of production:
Production expenses	1.21	1.50
Production taxes	0.13	0.17
G&A expenses (excluding share-based compensation)	0.41	0.64
Non-cash shared-based compensation	0.05	0.99
Depletion of oil and natural gas properties	2.62	1.07
Depreciation and amortization	0.02	0.03
Accretion of discount on asset retirement obligation	—	—

Total revenues decreased primarily due to a decrease in natural gas, natural gas liquid (NGL), and oil prices for the six months ended June 30, 2016 as compared to the same period in 2015 compounded further by a decline in production.

Production costs decreased $1,863,386 or 26.0% for the six months ended June 30, 2016 as compared to the same period for 2015, primarily due to a decrease in natural gas liquid transportation and processing fees associated with the decreased commodity pricing in 2016 in addition to a decrease in volumes of 7.4%.

Depreciation, depletion, amortization and accretion expense increased by $6,134,647 or 139.7% for the six months ended June 30, 2016 compared to the same period for 2015, primarily due to the fact that no depletion was recorded on assets held for sale in 2015. These assets were moved to proved properties during the first quarter of 2016 which resulted in additional depletion expense in the first quarter of $4,372,965.

General and administrative expense decreased $1,185,191 or 39.2% for the six months ended June 30, 2016 as compared to the same period for 2015, primarily due to a decrease in legal and professional fees as well as a decrease in administrative salaries.

Interest expense increased $7,858,692 or 127.5% for the six months ended June 30, 2016 as compared to the same period for 2015 primarily due to the $10,975,296 of interest expense from the American Shale note. The Morgan Stanley stated interest rate was 10% until July 31, 2015, after which the stated interest rate was 13% if paid in cash and 15% if paid in kind. During 2016, the rate has included a 2% penalty which makes our current interest rate 17%. For the six months ended June 30, 2016 the average loan balance was $129,319,205 compared to $113,093,750 for the same period in 2015.

Losses on commodity derivatives for the six months ended June 30, 2016 was $1,397,072 as compared to a gain of $6,848,261 for the same period of 2015. This represents the decrease in the fair value of our gas hedges.

Net loss for the six months ended June 30, 2016 was $27,576,703 compared to a net loss of $5,813,546 for the same period of 2015. This decrease in net loss is due primarily to a decrease in operating revenue and the combined increase in depletion expense, interest expense, and gain on commodity derivatives.

Liquidity and Capital Resources

Historically, we have satisfied our working capital needs with borrowed funds and the proceeds of acreage sales. At June 30, 2016, we had negative working capital of $131,560,670 compared to negative working capital of $116,988,273 at December 31, 2015. The decrease in working capital is primarily due to the fact that interest has been added to the principal balance of our notes payable in 2016.

During the first six months of 2016, net cash used by operating activities was $1,100,618 compared to $3,195,454 of net cash used for the same period of 2015. This increase in cash flow from operations was primarily due to the net loss in 2016, increase in accounts receivable, and decrease in accounts payable offset by increase in depreciation, depletion and amortization and interest and legal expense added to principal.

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

During the first six months of 2016, net cash provided by investing activities was $876,395 compared to net cash used of $198,765 in the same period in 2015. The change was primarily due to a change in ownership percentage due to unitization of various leases, as well as a reduction in capital spending in 2016 compared to 2015.

During the first six months of 2016, there was no cash activity from financing activities compared to net cash provided of $2,807,519 for the same period in 2015. This change was primarily due to an increase in debt to M3 Appalachia Gathering LLC and stock issuances in 2015.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the assessment, our management has concluded that our internal control over financial reporting was ineffective as of June 30, 2016 due to insufficient financial reporting resources. The results of management’s assessment were reviewed with our Board of Directors. To remediate these issues, our management has retained the services of additional third party consulting personnel and will modify existing internal controls in a manner designed to ensure compliance.

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

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2016, we granted 64,300 shares of stock to seven employees and five outside board members under the long-term incentive bonus program. The 64,300 shares are not performance based and vest semi-annually over a three year period. The 64,300 shares were valued at $1.10 per share of common stock using the fair value of the common stock at the date of grant and the fair value will be amortized to compensation expense semi-annually over three years.

In June 2016, Trans Energy issued 50,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $0.75 per share.

In June 2016, Trans Energy issued 5,334 shares of common stock to Scott Jackson Consulting, LLC, for fees related to services rendered at a value of $0.75 per share.

In May 2016, Trans Energy issued 50,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $1.00 per share.

In May 2016, Trans Energy issued 7,143 shares of common stock to Scott Jackson Consulting, LLC, for fees related to services rendered at a value of $1.12 per share.

In April 2016, Trans Energy issued 50,000 shares of common stock to Gordian Group, LLC, for fees related to services rendered at a value of $1.00 per share.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

Date: September 30, 2016	By	/s/ John G. Corp
JOHN G. CORP
Principal Executive Officer

Date: September 30, 2016	By	/s/ Stephen P. Lucado
STEPHEN P. LUCADO
Treasurer