Form 10-K/A
period 2015-12-31
TRANS ENERGY INC
filed 2016-10-21
CIK 919721

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 8, 2016, was 15,549,454 shares

Documents incorporated by reference: None

EXPLANATORY NOTE

We are filing this amendment (this “Amendment”) to our annual report on Form 10-K for the year ended December 31, 2015, filed on July 8, 2016 (the “Form 10-K”), to restate the consideration payable to our named executive officers in the event of a change in control under their change in control agreements. The only changes are the following:

•	The consideration payable to each of Mr. Corp and Mr. Lucado upon a change of control includes, in addition to a cash payment equal to twice the annual salary previously disclosed, 85,000 shares of common stock.

•	Revisions

•	Exhibits 31.1 are 31.2- revised to reflect the current date.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

i

TRANS ENERGY, INC.

		Page
Part III

Item 11	Executive Compensation	1
Part IV

Item 15	Exhibits and Financial Statement Schedules	4
	Signatures	5

ii

Item 11	Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation earned by our principal executive officer and principal financial officer during 2015 and 2014:

Name and Principal Position	Year	Salary or Fees Paid in Cash	Bonus	Stock Awards (1)	Option Awards (2)	All Other Compensation	Total Compensation
John G. Corp (3) (4) President	2015	$197,886	$—	$210,000	$10,570	$15,115	$433,571
	2014	$204,261	$20,000	$—	$184,289	$15,370	$423,920

Stephen P. Lucado (5) Treasurer	2015	$227,431	$—	$210,000	$10,570	$14,932	$462,933
	2014	$372,337	$—	$—	$194,951	$48,983	$616,271

(1)	The amount shown in the table represents the grant date fair value of the restricted stock granted in 2015, computed in accordance with FASB ASC Topic 718. Information regarding assumptions made in valuing the stock awards can be found in Note 13, Stockholders’ Equity, to the consolidated financial statements included herein.
(2)	The amount shown in the table represents the grant date fair value of the stock options granted in 2015 and 2014, computed in accordance with FASB ASC Topic 718. The fair value of the stock options awarded was determined using the Black-Scholes option pricing model. Information regarding assumptions made in valuing the option grants under this model can be found in Note 13, Stockholders’ Equity, to the consolidated financial statements included herein.
(3)	All other compensation relates to the matching 401k contribution by the Company.
(4)	All other compensation includes a housing reimbursement.
(5)	All other compensation relates to reimbursed business expenses.

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

Change in Control Termination Agreement

Mr. Corp has a change in control termination agreement. A change of control is defined in the change in control termination agreement to mean when more than 50% of the Company’s common shares are sold to a new owner or a group forming a block for the purpose of such investment in ownership.

The Change in Control Termination Agreement provides a severance payment equal to twice the annual salary plus 85,000 shares of common stock in the event one of the following occurs subsequent to a change in control of the Company, (1) the new ownership of the Company terminates Mr. Corp’s employment or demotes him in level of responsibility or moves his place of employment (office) more than 30 miles from St. Marys WV during the 12 month period beginning immediately upon the change in control, such termination or demotion not being the result of “good cause”, or (2) Mr. Corp voluntarily ends his employment during the 30-day period immediately following the 12-month period described in (1).

Mr. Lucado also has a change in control termination agreement with terms substantially similar to those in Mr. Corp’s agreement.

Outstanding Equity Awards at Fiscal Year-End for 2015

The following table sets forth information about outstanding equity awards held by our Named Executive Officer as of December 31, 2015:

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Options Exercise Price	Options Expiration Date	Number of Shares of Restricted Stock That Have Not Vested	Market Value of Shares of Restricted Stock That Have Not Vested (1)
John G. Corp (2)	5/26/2011	60,000	—	$2.68	6/30/2016	—	$—
	4/26/2012	300,000	—	$2.30	6/30/2017	—	—
	2/13/2013	83,334	16,666	$2.50	6/30/2018	—	—
	12/17/2015	4,167	45,833	$0.60	12/17/2020	—	—
Stephen P. Lucado (3)	5/26/2011	60,000	—	$2.68	6/30/2016	—	—
	4/26/2012	300,000	—	$2.30	6/30/2017	—	—
	5/02/2013	83,334	16,666	$3.00	6/30/2018	—	—
	12/17/2015	4,167	45,833	$0.60	12/17/2020	—	—

(1)	The closing price of our common stock on December 31, 2015 was $0.40.
(2)	The 45,833 unvested stock options granted to Mr. Corp on December 17, 2015, will vest 46% on each of June 30, 2016 and December 31, 2016.
(3)	The 45,833 unvested stock options granted to Mr. Lucado on December 17, 2015, will vest 46% on each of June 30, 2016 and December 31, 2016.

Set forth below is the amount paid to each non-executive director of the Company during the year ended December 31, 2015.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock awards (1)	Option awards (2)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Loren E. Bagley	7,500	—	—	—	—	—	7,500
William F. Woodburn	15,000	—	—	—	—	—	15,000
Robert L. Richards (3)	17,700	—	—	—	—	810	18,510
Richard L. Starkey	7,500	—	—	—	—	—	7,500
Josh L. Sherman	15,000	—	—	—	—	—	15,000

(1)	The amount shown in the table represents the grant date fair value of the restricted stock granted in 2014, computed in accordance with FASB ASC Topic 718. At December 31, 2015, Mr. Sherman held 0 of restricted common shares subject to vesting.
(2)	The Amount shown in the table represents the grant date fair value of the stock options granted in 2014 and 2013, computed in accordance with FASB ASC Topic 718. The fair value of the stock options awarded was determined using the Black-Scholes option pricing model. Information regarding assumptions made in valuing the option grants under this model can be found in Note 13, Stockholders’ Equity, to the consolidated financial statements for the year ended December 31, 2015 included in the Form 10-K. At December 31, 2015, Messrs. Richards, Starkey, Sherman, Woodburn, and Bagley held 6,000, 6,000, 12,000, 6,000, and 6,000 common stock options, respectively, subject to vesting.
(3)	Fees Earned or Paid in Cash to Mr. Richards includes reimbursed business expenses in the amount of and $810, respectively.

PART IV

Item 15	Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Name

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on May 23, 2014).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on May 23, 2014).

10.1	Consent and Agreement dated April 27, 2015, to Credit Agreement dated May 21, 2014, by and among American Shale, several lenders, and Morgan Stanley Capital Group Inc. as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on July 8, 2016).

10.2	First Amendment and Waiver, dated July 31, 2015, to Credit Agreement dated May 21, 2014, by and among American Shale, several lenders, and Morgan Stanley Capital Group Inc. as the administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on July 8, 2016).

21	Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on July 8, 2016)

**31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principle Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Independent Engineer Resource Report by Wright and Company, Inc. for the year ended December 31, 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on July 8, 2016).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS ENERGY, INC.

By	/s/ John G. Corp
John G. Corp,
President and Principal Executive Officer

Dated: October 21, 2016